Form 10-K
period 1997-06-30
PROCARE AMERICA INC
filed 2002-07-11
CIK 356870

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 1997

                                       Or

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from______to______

                           Commission File No. 2-75313

                              PROCARE AMERICA, INC.
                              ---------------------
                 (FORMERLY KNOWN AS ROYAL EQUITY EXCHANGE, INC.)
             (Exact name of registrant as specified in its charter)

                   NEVADA                                        84-0871427
                   ------                                        ----------
          (State or Other Jurisdiction                        (I.R.S. Employer)
         Incorporation or Organization)                      Identification No.)

         12995 SO. CLEVELAND AVENUE, SUITE 109, FT MYERS, FL       33907
         (Address of Principal Executive Offices)                (Zip Code)

       Registrant's telephone number, including area code: (941) 418.0021

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT;
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                 TITLE OF CLASS    COMMON STOCK $0.001 PAR VALUE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates as of June 30, 1997 was approximately $265,829.00

         There were 5,692,913 shares of the Registrants common stock outstanding as of June 30, 1997.

--------------------------------------------------------------------------------

INCORPORATION BY REFERENCE

         Specified portions of the registrant's Form 8-K filed May 8, 1997 are incorporated by reference in Part III hereof.

FORWARD LOOKING STATEMENTS OR INFORMATION

         Certain statements, other than statements of historical fact, included in this Annual Report, including, without limitation, the statements under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, forward-looking statements that involve significant risks and uncertainties, and accordingly, there is no assurance that these expectations will be correct. These expectations are based upon many assumptions that the registrant believes to be reasonable, but such assumptions ultimately may prove to be materially inaccurate or incomplete, in whole or in part and, therefore, undue reliance should not be placed on them. Several factors which could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to: pricing policies of competitors, the ability to attract and retain employees in key positions and uncertainties and changes in general economic conditions. All subsequent forward-looking statements attributable to the registrant or persons acting on its behalf are expressly qualified in their entirety.

                                     PART I

ITEM 1. BUSINESS

         As of November 11, 1991, the date of a Form 8-K, Current Report, filed by Royal Equity Exchange, Inc. (the "Company") (now known as ProCare America, Inc.) with the Securities and Exchange Commission, the Company was engaged in the travel industry as described in Exhibit A to Form 15C2-11 attached to that Form 8-K. In June 1996 the Company entered into a merger transaction whereby all of the shares of ProCare America, Inc. were acquired by the Company in exchange for 4,056,484 shares of the Company (at the time of the Form 8K filing, based upon the best information available to management at that date, it was reported that all of the shares of ProCare America, Inc. were acquired by the Company in exchange for 3,888,984 shares of the Company. As reflected herein, this number has been adjusted to 4,056,484 shares of the Company following an audit of the Company which was based on figures provided by the preceding auditor). Approximately 1,300,000 of these shares were issued to Owen L. Stephens who became Chairman of the Board of Directors, President and Chief Executive Officer of the Company. Subsequently, Mr. Stephens resigned these positions as discussed below. Following the merger in June 1996, the Company's only line of business became that of a provider of certain medical services, primarily that of medicinal infusion by intravenous medical equipment. The medical services provided by the Company are performed at the Company's site, in a doctor's office or in the residence of the patient. According to representations made by Owen L. Stephens, former Chairman of the Board of Directors, President and Chief Executive Officer of the Company, and Maryann Stephens, former Director of the Company, the Company held all requisite licenses from federal and state governmental authorities to perform these services in the state of Florida and the Company was an approved provider for Blue Cross-Blue Shield, Aetna, PCA, Medicaid and Part B of Medicare. To the best information and knowledge of the Company's present board of directors and officers, these representations regarding the governmental licenses were correct as of the date when the new management assumed operating responsibility. The present board of directors and officers, in the process of taking steps necessary to determine and protect the validity of these licenses, discovered in December 1997 that the licenses had been terminated for lack of notification compliance by previous management.

ENVIRONMENTAL MATTERS

         The Company, when operational, is subject to various federal, state and local regulations concerning the environment and hazardous waste disposal. Efforts to maintain compliance with such regulations have not required expenditures material to the Company's overall operating performance or financial condition.

EMPLOYEES

         Prior to the new management assuming control of the Company, the Company had a number of employees. At the time of the new management assuming control of the Company there were no employees. The new management has been unable to determine the number and status of the former employees from records available to them. As of June 30, 1997, the Company had no wage or salaried employees.

ITEM 2. PROPERTIES

         In May 1997 the Company entered into a three-year lease agreement for office space at 12995 South Cleveland Avenue, Suite 109, Ft. Myers, Florida, 33907, which serves as the Company's principal operational and executive office. As consideration for the leasehold improvements and in lieu of cash for the first years rent the Company granted 75,000 shares of stock to Dr. Harry Lowell, the lessor.

ITEM 3. LEGAL PROCEEDINGS

         There are no legal proceedings pending or to the knowledge of the Company threatened, that, if determined adversely to the Company would have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company submitted no matters for security holder voting during the fiscal year ending June 30, 1997.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock (symbol: REEX) was listed on the Over-the-Counter (OTC) Bulletin Board. In March of 2000 the Company was de-listed for non-compliance with SEC filing requirements. The shares are now listed on the "pink sheets" as published by the National Quotation Bureau.

         The Company's common stock is not listed on any national stock exchange or on NASDAQ. The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information for non-listed (over-the-counter) equity securities. The OTC Bulletin Board is a reporting system for participating market makers, not an issuer listing service, and should not be confused with the NASDAQ Stock Market. Participating market makers in the bulletin board system enter quotes and trade reports on a closed computer network and the information is made publicly available through numerous websites and other locations. The OTC Bulletin Board is distinct from the "pink sheets" published by the National Quotation Bureau which also report on transactions in non-listed equity securities.

Stockholders of record at June 30, 1997 numbered approximately 806. The Company has not paid cash dividends on its Common Stock in the past and currently plans to retain earnings, if any, for business development and expansion.

                             QUARTERLY STOCK PRICES

                                                 FIRST   SECOND  THIRD   FOURTH
                                                 ------------------------------

Closing Stock Price end of each quarter........  $1.75   $1.06   $0.25   $0.13

ITEM 6. SELECTED FINANCIAL DATA

         The following table depicts selected consolidated financial data for the two-year period ended June 30, 1997 as derived from the consolidated financial statements of the Company. This table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's audited consolidated financial statements and notes thereto appearing elsewhere herein.

                                                               AS OF
                                                    ---------------------------
CONSOLIDATED BALANCE SHEET DATA                       6/30/97         6/30/96
                                                      -------         -------

Working capital deficit.........................    $ (272,352)      $(328,681)
Total assets....................................        27,640         115,001
Long-term debt, including current portion.......       178,820          93,802
Stockholders' equity (deficit)..................      (260,784)       (285,892)

                                                             YEAR ENDED
                                                     --------------------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA              6/30/97        6/30/96
                                                       -------        -------

Net patient services revenue ...................     $   11,891     $   41,435

Operating Expenses:
     Bad debt expense ..........................         33,963              0
     Medical Supplies ..........................         13,685         19,153
     General & administrative ..................        236,896        355,797
     Consulting fees paid to directors
       and stockholders ........................         42,730              0
     Interest expense ..........................         14,964         18,087
     Loss on disposal/abandonment of
       Fixed assets ............................         43,445              0
                                                     ----------     ----------
                                                     $  385,683     $  393,037
                                                     ----------     ----------

Net Loss                                             $ (373,792)    $ (351,602)
                                                     ==========     ==========

Net loss per common share ......................     $     (.08)    $     (.09)
                                                     ==========     ==========
Weighted average number of
   Common shares outstanding ...................      4,735,400      4,112,452
                                                     ==========     ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

HISTORICAL EVENTS

Reverse Split of Common Stock; Surrender of Control Shares; Merger
------------------------------------------------------------------

         On December 29, 1995, the Company declared a 40 for 1 reverse split of the Company's outstanding common stock whereby 1,449,779 shares of common stock were issued in exchange for 57,991,165 shares of common stock outstanding. Before and after the exchange, the Company had 500,000,000 authorized shares of common stock (NOTE: other documents of the Company reflect that this stock split occurred on March 15, 1996). Subsequent to this stock split, the then control shareholder of the Company, Robert Slominski, surrendered 900,000 shares of the Company, leaving 549,779 shares of the Company outstanding.

         In June 1996 the Company entered into a merger transaction whereby all of the shares of ProCare America, Inc. were acquired by the Company in exchange for 3,888,984 shares of the Company (NOTE: other documents of the Company provided by the previous audit firm reflect the merger as occurring February 7, 1996 with the number of shares in the transaction being 4,056,484). Approximately 1,300,000 of these shares were issued to Owen L. Stephens who became Chairman of the Board of Directors, President and Chief Executive Officer of the Company. Subsequently, Mr. Stephens resigned these positions as discussed below.

         As of May 8, 1997, the Company had issued and outstanding 5,692,913 shares of common stock.

Resignation of Board Members and Election of New Board Members and Officers;
----------------------------------------------------------------------------
Resignation of Bookkeeper
-------------------------

         Certain of the shareholders of the Company were not satisfied with the performance of the Company and sought a change in the Company's board of directors and management. Responding to pressures from these Company shareholders, Owen L. Stephens, by letter dated January 29, 1997, tendered his resignation as a director of the Company, Chairman of the Board, President and Chief Executive Officer of the Company and all positions with subsidiaries of the Company; by letter dated January 29, 1997, Maryann Stephens tendered her resignation as an officer and director of the Company and all positions with subsidiaries of the Company; and, by letter dated January 30, 1997, Donna Kay tendered her resignation as a director of the Company and all positions with subsidiaries of the Company. At a special meeting of the board of directors held on February 11, 1997, the sole remaining director, William Strahan, accepted the foregoing resignations. The foregoing former directors, Mr. Stephens, Mrs. Stephens and Mrs. Kay, have not expressed to the Company, and have not furnished the Company with a letter describing, any disagreement they may have had with the Company's operations, policies or practices.

         At the February 11, 1997 board meeting, the sole remaining director, William Strahan, elected Donald Strong to fill the board vacancy created by the resignation of Owen Stephens, James Karabasz to fill the board vacancy created by the resignation of Maryann Stephens and Fred Hodgdon to fill the board vacancy created by the resignation of Donna Kay. Following their election, the newly constituted board of directors elected Mr. Strahan as Chairman of the Board, Donald Strong as President and Secretary and James Karabasz as Treasurer.

         By letter dated February 14, 1997, Richard E. Shield, P.A. a certified public accountant, stated that he thought because of non-payment of his fees it was prudent to terminate his present engagement with the Company in light of the changes in the Company's organization and management. Mr. Shield prepared the Company's payroll tax returns and W-2's and, according to Mr. Shield's letter, provided other consultation and accounting services to the Company. In his letter to the Company, Mr. Shield indicated his willingness on being brought current on his fee payments to be re-engaged by the Company. Mr. Shield was not engaged as the Company's principal accountant to audit the Company's financial statement. The Company's principal accountant was Stirtz, Bernards & Company. Effective February 4, 1998 the Company entered into a letter of engagement with Wentzel, Berry & Alvarez P. A. (now known as Wentzel, Berry, Wentzel & Phillips,
P. A.) as the principal audit firm. This action was ratified by the shareholders on September 16, 1998.

Failure to File Periodic Reports and Provide Audited Financials; Absence of
---------------------------------------------------------------------------
Current Information
-------------------

         Based upon information recently learned by the Company's new directors and officers, it appears that the prior management of the Company did not file the periodic reports as required under the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder since November 13, 1991, when the Company filed the Form 8-K, Current Report, discussed above.

         The newly constituted board of directors believes that prior management did not provide the new board with full and current information on the operations and financial condition of the Company. The board of directors has acted to seek and obtain updated and complete information on the Company. In the spring of 1997 representatives of the Company discussed the situation with its then principal accounting firm, Stirtz, Bernards & Company.

Retention of Management Organization
------------------------------------

         At its meeting of February 19, 1997, the board authorized the retention of a medical management service to manage the day to day affairs of the Company, under the supervision of the board of directors, pursuant to the terms of an engagement letter which sets forth the duties to be performed. The long-term goals to be accomplished by the medical management service were to organize the books and records of the Company, assist the Company in its fund-raising efforts, retain competent personnel to provide medical services to patients of the Company, advise the Company on recommended actions to return the Company to a fully operational status and explore possible acquirors for the Company should this be in the best interest of the shareholders. These goals were progressive and their accomplishment was dependent upon the Company obtaining an adequate source and level of funding in the immediate future.

         The principals of this management entity were Brent Peterson, who previously served for a short period of time as an officer and director of one of the Company's subsidiaries, and Paul Schryver. While the principals of the management entity were experienced businessmen, they had not previously provided management services to a medical provider.

         For services rendered in the past and to be rendered in the future, the principals of the management entity were to be compensated at the rate of $100 per hour plus approved out of pocket expenses and the board granted to each of the two principals of the management entity warrants, as of February 24, 1997, for 400,000 shares of common stock of the Company (for a total of 800,000 shares) as follows: 150,000 shares could be purchased within one year at $0.25 per share, 150,000 shares could be purchased from months 12 to 24 at $0.50 per share and 100,000 shares could be purchased from months 24 to 36 at $0.75 per share.

Authorization to Borrow Funds with Convertible Features
-------------------------------------------------------

         The management service retained by the Company to manage the Company's day to day operations has advised the board that significant funds would be required by the Company to return it to full operational status. Specifically, the management service has estimated that, until accounts receivable begin to flow into the Company, the Company's short term cash needs are approximately $90,000 and, to bring the Company to fully operational status, approximately $500,000 in cash would be required. After consideration of this recommendation, the board determined, at its meeting held on February 11, 1997, that the Company should seek to borrow $750,000 in short term loans thereby providing a cushion of approximately $160,000 beyond the amount recommended by the management service, assuming funds can be raised. Accordingly, at this meeting, the board authorized the Company to borrow up to $750,000 from investors for a term of one year at an interest rate of 10 % per annum. At the option of the investor, the loans may be converted into common stock of the Company at the conversion rate of $0.50 per share, exercisable prior to the loan maturity date. Further, each loan carries warrants entitling the lender to purchase, within one year after the loan is advanced, a number of shares of common stock equal to the original principal amount of the loan at a warrant price of $0.75 per share and, from months 12 to 24, a number of shares of common stock equal to the original principal amount of the loan at a warrant price of $1.00 per share. The proceeds of these loans will be used to pay accounts payable that are now due and any remaining loan proceeds will be used to fund the Company's operations. There can be no assurance that the Company's efforts to raise funds will be successful or, if successful, that the Company will return to a fully operational status or that these activities will be successful or profitable.



RESULTS OF OPERATIONS
Operating Income
----------------

         For the year ended June 30, 1997 the net patient services revenue totaled $11,891. This net revenue figure represents revenues generated and booked prior to new management assuming control and operation of the Company on February 11, 1997. There has been no operating revenue generated for the period of February 11, 1997 to June 30, 1997.

Current Operations
------------------

         The medical management service retained by the Company has set about determining the assets and liabilities of the Company, organizing the books and records, assisting in fund-raising and development of a reorganizational plan to return the Company to operational status as a licensed medical services provider. The medical management service has advised the Board of Directors that a minimum of $600,000 in cash will be required to adequately address the past obligations and provide working capital for initiating medical services operations. Approximately $100,000 would be allocated to past obligations and $500,000 will be necessary to implement the medical services operation. The Board of Directors has approved the issuance $750,000 in short term loans (see Authorization to Borrow Funds with Convertible Feature above). As of June 30, 1997 the Company has raised $50,000 in the form of loans from private investors subject to the terms and conditions described above. These funds have been used to pay accounts payable deemed to be a priority by the Board of Directors. These funds were raised in February and March 1997 and no other funds have been raised or been available to the Company as of June 30, 1997.

Accounts Payable and Receivable: Assets of the Company
------------------------------------------------------

         In December 1996, the Company substantially reduced operations. As of February 2, 1997, based on the best information made available by prior management, present management believes that the Company's accounts payable totaled $112,002.20 of which $43,662.61 was due immediately. Additionally, the Company had outstanding bank notes of $85,833 of which $20,207.58 was due immediately. Prior management also claims to be due approximately $99,000 in back pay or loans to the Company. Based on the best information made available by prior management to present management, it would appear that, as of that same date, the Company had due to it $52,803.78 in accounts receivable; however, the collection of all or even a substantial portion of these accounts receivable is highly doubtful. In fact there was a write-off of $33,963 during fiscal 1997. As of that same date, the Company had no cash available to it for the payment of its account's payable. As of June 30, 1997 total accruals and notes payable totaled $288,424.

Overview and Outlook for 1998
-----------------------------

         During the last four months of the company's fiscal year, management has focused on organizing the books and records of the Company, determining what obligations are outstanding and structuring a financing program to allow the Company to return to medical service operations. This result of this effort would be platform to rebuild the Company. In Fiscal 1998 the focus will be to fund the Company to full operational status. As part of this plan management intends to carefully evaluate its medical services model and target those areas that provide the most efficiencies and profit performance. Management expects to continuously monitor and review all operations to improve financial returns.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         The following consolidated financial statements of the Company and its Independent Accountants' Opinion are set forth in Part IV, Item 14, of this
Report:

         (i)      Consolidated Balance Sheets-as of June 30, 1997 and June 1996.

         (ii) Consolidated Statements of Operations, Cash Flows and Shareholders' Equity (Deficit) for the year's ended June 30, 1997 and June 30, 1996.

         (iii) Notes to the Consolidated Financial Statements; and Unqualified Opinion of Independent Accountants dated May 12, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         Effective February 4, 1998 the Company terminated its relationship with Stirtz, Bernards & Company and entered into a letter of engagement with Wentzel, Berry & Alvarez P. A.(now known as Wentzel, Berry, Wentzel & Phillips P. A.) as its principal audit firm. There have been no disagreements between management and the previous and current accounting firms as regards any accounting issues or financial disclosure matters.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information appearing in the Company's Form 8-K filed May 8, 1997 is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         At this time there no Executive Compensation. However the board has authorized the retention of a medical management service to manage the day-to-day affairs of the Company and the information appearing in the Company's Form 8-K filed May 8, 1997 under the caption "Retention of Management Organization" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                    Number of Shares             Percent
Name of Beneficial Owner            Beneficially Owned (1)       of Total (2)
------------------------            ----------------------       ------------
Courtney Hansen................           250,000                    4.39%
Frans Hansen...................            50,000                    0.88%
Gerald Hansen..................            19,000                    0.33%
Jordyn Hansen..................           250,000                    4.39%
David Perrigo..................            70,000                    1.23%
Penny (Perrigo) Stoltz.........            70,000                    1.23%
Robert Perrigo.................            70,000                    1.23%
William Perrigo Jr.............            70,000                    1.23%
William Perrigo Sr.............           480,000                    8.43%
Richard Prescott...............           524,925                    9.22%
Mary Joy Stead.................           412,350                    7.24%
Owen & Maryann Stephens........         1,300,000                   22.84%
     All beneficial owners
     As a group................         3,566,275                   62.64%

(1) Except as other wise indicated, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them. The information shown above is based upon information furnished to the company by the named persons. Information relating to beneficial ownership of shares is based upon "beneficial ownership" concepts set forth in the rules promulgated by the Securities Exchange Act of 1934, as amended. Under such rules a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power" which includes the power to vote or to direct the voting of such security, or "investment power", which includes the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within 60 days. Under the rules, more than one person may be determined to be a beneficial owner of the same securities.
(2) In calculating the percentage ownership for a given individual or group, the number of shares of the company's common stock outstanding includes unissued shares subject to options, warrants, rights or conversion privileges exercisable within 60 days by such individual or group, but unissued shares are not deemed outstanding in calculating the percentage ownership for other persons or groups.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information appearing in the Company's Form 8-K filed May 8, 1997 under the caption "Granting of Options" is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

         (a) (1) Financial Statements.

CONSOLIDATED FINANCIAL STATEMENTS

         The following consolidated financial statements of ProCare America, Inc. (formerly known as Royal Equity Exchange, Inc. and subsidiaries and Report of Independent Accountants are attached as pages F1 through F23 to this report:

                  (i)      Independent Auditors' Report dated May 12, 2000.

                  (ii) Consolidated Balance Sheets for the years ended June 30, 1997 and June 30, 1996 and the period from September 22, 1993 (inception) to June 30, 1997;

                  (iii) Consolidated Statements of Operations for the years ended June 30, 1997, and June 30, 1996 and the period from September 22, 1993 (inception) to June 30, 1997;

                  (iv) Consolidated Statements of Stockholders Equity (Deficit) for the years ended June 30, 1997, and June 30, 1996 and the period from September 22, 1993 (inception) to June 30, 1997;

                  (v) Consolidated Statements of Cash Flows for the years ended June 30, 1997, and June 30, 1996 and the period from September 22, 1993 (inception) to June 30, 1997;

                  (vi)     Notes to the Consolidated Financial Statements.

         (b) Reports on Form 8-K:

                  Form 8-K current report filed May 8, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ProCare America, Inc.
                                 (formerly known as Royal Equity Exchange, Inc.) (Registrant)

                                 By /s/Donald Strong
                                    --------------------------------------
                                    President, Secretary, Director
                                       Date: June 30, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                       Title                   Date

By:      /s/ William Strahan            Chairman of the Board      June 30, 1997
   --------------------------------           Director
             William Strahan

By:      /s/ Donald Strong              President/Secretary        June 30, 1997
   --------------------------------           Director
             Donald Strong

By:      /s/ James Karabasz             Treasurer/Director         June 30, 1997
   --------------------------------
             James Karabasz

By:      /s/ Fred Hodgdon               Director                   June 30, 1997
   --------------------------------
             Fred Hodgdon