Form 10-K
period 1998-06-30
PROCARE AMERICA INC
filed 2002-07-11
CIK 356870

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 1998

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT;
                 TITLE OF CLASS    COMMON STOCK $0.001 PAR VALUE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates as of June 30, 1998 was approximately $2,977,468.

         There were 7,291,757 shares of the Registrants common stock outstanding as of June 30, 1998.

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

                                     PART I

ITEM 1. BUSINESS

         The Company is a development stage business that is focused on providing certain medical services, primarily that of a "home health agency" through its wholly owned operating subsidiary ProCare Home Health, Inc. The Company provides nursing and assisted nursing services to individual patients in their homes, and/or nursing and assisted nursing services and staffing by contractual arrangement with local nursing homes, assisted living facilities and hospitals. The Company is licensed to provide these services by the Agency for Health Care Administration, State of Florida. The Company provides these services on a completely private basis.

ENVIRONMENTAL MATTERS

         The Company, when operational, is subject to various federal, state and local regulations concerning the environment and hazardous waste disposal. Efforts to maintain compliance with such regulations have not required expenditures material to the Company's overall operating performance or financial condition.

EMPLOYEES

         As of June 30, 1998, the Company and its wholly owned subsidiary ProCare Home Health, Inc. had six wage or salaried employees.

ITEM 2. PROPERTIES

         In May 1997 the Company entered into a three-year lease agreement for office space at 12995 South Cleveland Avenue, Suite 109, Ft. Myers, Florida, 33907, which serves as the Company's principal operational and executive office.

ITEM 3. LEGAL PROCEEDINGS

         In January 1998 the Company was sued by the former President and his spouse for compensation allegedly due them for services they rendered to the Company. The Company, in its answer to these claims, rejected the claims and countered-sued for damages for alleged breach of fiduciary duties. The litigation was settled by the parties under an agreement that allowed the Company to buy back, at its option, certain shares owned by the former President and his spouse. To date the Company has purchased 125,000 shares for a sum of $25,000. There are no other legal proceedings pending or to the knowledge of the Company threatened, that, if determined adversely to the Company would have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company submitted no matters for security holder voting during the fiscal year ending June 30, 1998.

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

Stockholders of record at June 30, 1998 numbered approximately 813. The Company has not paid cash dividends on its Common Stock in the past and currently plans to retain earnings, if any, for business development and expansion.

                             QUARTERLY STOCK PRICES

                                                 FIRST   SECOND  THIRD   FOURTH
                                                 ------------------------------

Closing Stock Price end of each quarter........  $1.56   $0.69   $1.03   $0.88

ITEM 6. SELECTED FINANCIAL DATA

         The following table depicts selected consolidated financial data for the two-year period ended June 30, 1998 as derived from the consolidated financial statements of the Company. This table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's audited consolidated financial statements and notes thereto appearing elsewhere herein.

                                                               AS OF
                                                    ---------------------------
CONSOLIDATED BALANCE SHEET DATA                       6/30/98         6/30/97
                                                      -------         -------

Working capital deficit..........................   $ (330,913)     $ (272,352)
Total assets.....................................       17,241          27,640
Long-term debt, including current portion........      225,028         178,820
Stockholders' equity (deficit)...................     (323,723)       (260,784)

                                                             YEAR ENDED
                                                    ---------------------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA             6/30/98         6/30/97
                                                      -------         -------

Net patient services revenue....................    $      -0-      $   11,891
Other...........................................           200             -0-
Operating Expenses:
     Bad debt expense...........................           -0-          33,963
     Medical supplies...........................           -0-          13,685
     General and administrative.................        94,924         236,896
     Payroll....................................       145,401             -0-
     Consulting fees paid to directors
       and stockholders.........................       266,363          42,730
     Interest expense...........................        28,375          14,964
     Loss on disposal/abandonment of
       Fixed assets.............................           -0-          43,445
                                                    ----------      ----------
                                                    $  535,063      $  385,683
                                                    ----------      ----------

Net Loss                                            $ (534,863)     $ (373,792)
                                                    ==========      ==========

Net loss per common share.......................    $     (.11)     $     (.08)
                                                    ==========      ==========
Weighted average number of
   Common shares outstanding....................     5,058,839       4,735,400
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

Authorization to Borrow Funds with Convertible Features
-------------------------------------------------------

The management service retained by the Company to manage the Company's day to day operations has advised the board that significant funds would be required by the Company to return it to full operational status. Specifically, the management service has estimated that, until accounts receivable begin to flow into the Company, the Company's short term cash needs are approximately $90,000 and, to bring the Company to fully operational status, approximately $500,000 in cash would be required. After consideration of this recommendation, the board determined, at its meeting held on February 11, 1997, that the Company should seek to borrow $750,000 in short term loans thereby providing a cushion of approximately $160,000 beyond the amount recommended by the management service, assuming funds can be raised. Accordingly, at this meeting, the board authorized the Company to borrow up to $750,000 from investors for a term of one year at an interest rate of 10 % per annum. At the option of the investor, the loans may be converted into common stock of the Company at the conversion rate of $0.50 per share, exercisable prior to the loan maturity date. Further, each loan carries warrants entitling the lender to purchase, within one year after the loan is advanced, a number of shares of common stock equal to the original principal amount of the loan at a warrant price of $0.75 per share and, from months 12 to 24, a number of shares of common stock equal to the original principal amount of the loan at a warrant price of $1.00 per share. The proceeds of these loans will be used to pay accounts payable that are now due and any remaining loan proceeds will be used to fund the Company's operations. There can be no assurance that the Company's efforts to raise funds will be successful or, if successful, that the Company will return to a fully operational status or that these activities will be successful or profitable. For the fiscal year ending June 30, 1998 the Company has raised $157,000 and a cumulative amount of $207,000 since approval of this program on February 11, 1997 in the form of loans from private investors subject to the terms and conditions described above. These funds have been used to pay accounts payable deemed to be a priority by the Board of Directors.

RESULTS OF OPERATIONS
Operating Income
----------------

         For the year ended June 30, 1998 there was no net patient services revenue. The only revenue generated totaled $200.00. The Company did not resume revenue generating operations until June of 1998.

Current Operations
------------------

         For the first four months of the fiscal year the medical management service retained by the Company continued to determine the assets and liabilities of the Company, organizing the books and records, assisting in fund-raising and development of a reorganizational plan to return the Company to operational status as a licensed medical services provider. The medical management service had advised the Board of Directors that a minimum of $600,000 in cash would be required to adequately address the past obligations and provide working capital for initiating medical services operations. Approximately $100,000 would be allocated to past obligations and $500,000 would be necessary to implement the medical services operation. The Board of Directors has approved the issuance $750,000 in short term loans (see Authorization to Borrow Funds with Convertible Feature above). In October James Karabasz resigned from the Board of Directors because he was unable to devote sufficient time to the Company as it moved toward operating status. Brent Peterson, Thomas Unsworth, and Joseph Ellis were appointed by the remaining Board members to the Board of Directors to fill vacancies on the Board. The operational officers of the Company were appointed by the Board as follows: Brent Peterson, Chairman/CEO; Donald Strong, President/COO; Thomas Unsworth, Vice-President/Treasurer; Joseph Ellis, Vice-President/Secretary. The agreement with the medical management services company was terminated. The Board reviewed a proposal by Maryann Stephens, shareholder and former nurse/medical director of the Company's subsidiary Caring Health. After a trial period it was determined by management that the parties to the proposal had a conflict of interest and the proposal was rejected. In December management engaged a healthcare professional to restructure and restart operational services. It was at this juncture that management learned that the Company's license had been terminated by the State of Florida for a non-compliance issue under the previous management. The process to re-license is a long, detailed procedure and requires the development of systems, hiring of staff and passing an Agency for Healthcare Administration audit. The Company administratively dissolved its subsidiary corporations Caring Health Support Professionals, Inc. and Caring, Inc. The Company changed the name of its subsidiary ProCare America, Inc., incorporated in Minnesota to ProCare Pharmacies of America, Inc. The Company then incorporated ProCare Home Health, Inc. to be its wholly owned operating entity. All of these changes were initiated and completed to establish a fresh base on which to re-commence operations. Starting in December the Company focused on restructuring and rebuilding the systems to qualify for licensing with the State of Florida. In late March the Company was audited by the State of Florida and approved for license. On May 20, 1998 the Company was licensed to provide medical services to patients. The first contracts and patients treated were in June 1998. To support this development stage the Company, from February 11, 1997 to June 30, 1998, raised $207,000 cash from the sale of short term notes to private investors as approved by the Board and $100,000 in cash and deferred debt as long term debt from Brent Peterson, a shareholder and member of the medical management service retained by the Company.

Accounts Payable and Receivable: Assets of the Company
------------------------------------------------------

         As of June 30, 1998, the Company had accounts payable of $57,594, notes payable to others of $142,208, bank notes of $82,820, accrued payroll taxes of $38,138 and accrued interest of $20,204. As of June 30, 1998 total accruals and notes payable totaled $340,964. Cash as of June 30, 1998 was $8,491 and total assets of the company were $17,241.

Overview and Outlook for 1999
-----------------------------

         During the last seven months of the Company's fiscal year, management has focused on organizing the restructuring to allow the Company to return to medical service operations. The pace of restructuring has been slowed by the difficulty in securing sufficient working capital on a timely basis to meet the operational requirements for re-licensing and to restore the Company to full operational status In fiscal 1999 there will be continued focus on raising the required capital. As part of its plan management intends to carefully evaluate its medical services model and target those areas that appear to provide the most efficiencies and profit performance. Management expects to continuously monitor and review all operations with a view to improve financial returns.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         The following consolidated financial statements of the Company and its Independent Accountants' Opinion are set forth in Part IV, Item 14, of this
Report:

         (i)      Consolidated Balance Sheets-as of June 30, 1999 and June 1998.

         (ii) Consolidated Statements of Operations, Cash Flows and Shareholders' Equity (Deficit) for the year's ended June 30, 1999 and June 30, 1998.

         (iii) Notes to the Consolidated Financial Statements; and Unqualified Opinion of Independent Accountants dated April 27, 2001, except for Note 13, as to which date is December 12, 2001.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Brent Peterson                 Chairman of the Board/CEO/Director

         Donald Strong                  President/COO/Director

         Thomas Unsworth                Vice-President/Treasurer/Director

         Joseph Ellis                   Vice-President/Secretary/Director

         Richard Mohring Sr.            Director

         William Strahan                Director

ITEM 11. EXECUTIVE COMPENSATION

         The board had authorized the retention of a medical management service to manage the day-to-day affairs of the Company and the information appearing in the Company's Form 8-K filed May 8, 1997 under the caption "Retention of Management Organization" is incorporated herein by reference. That agreement was terminated in October 1997.

         Current Officers                         Annual Compensation
         ----------------                         -------------------

         Brent Peterson - Chairman/CEO               $84,000.00 (1)
         Donald Strong - President/COO               $60,000.00

(1)      Does not include reimbursement for health insurance premiums.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                      Number of Shares             Percent
Name of Beneficial Owner              Beneficially Owned (1)       of Total (2)
------------------------              ----------------------       ------------
Courtney Hansen.....................           250,000                 3.57%
Frans Hansen........................            50,000                 0.71%
Gerald Hansen.......................           141,656                 2.03%
Jordyn Hansen.......................           250,000                 3.57%
David Perrigo.......................            70,000                 1.00%
Penny (Perrigo) Stoltz..............            70,000                 1.00%
Robert Perrigo......................            70,000                 1.00%
William Perrigo Jr..................            70,000                 1.00%
William Perrigo Sr..................            52,000                 0.74%
William Sr. & David Perrigo TTEE....           480,000                 6.86%
Richard Prescott....................           500,000                 7.15%
Mary Joy Stead......................           412,350                 5.90%
Owen & Maryann Stephens.............         1,175,000                16.80%
     All beneficial owners
     As a group.....................         3,591,006                51.35%

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

         (a) (1) Financial Statements.

CONSOLIDATED FINANCIAL STATEMENTS

         The following consolidated financial statements of ProCare America, Inc. (formerly known as Royal Equity Exchange, Inc. and subsidiaries and Report of Independent Accountants are attached as pages F1 through F26 to this report:

                  (i) Independent Auditors' Report dated April 27, 2001, except for Note 13, as to which date is December 12, 2001.

                  (ii) Consolidated Balance Sheets for the years ended June 30, 1999 and June 30, 1998 and the period from September 22, 1993 (inception) to June 30, 1999;

                  (iii) Consolidated Statements of Operations for the years ended June 30, 1999, and June 30, 1998 and the period from September 22, 1993 (inception) to June 30, 1999;

                  (iv) Consolidated Statements of Stockholders Equity (Deficit) for the years ended June 30, 1999, and June 30, 1998 and the period from September 22, 1993 (inception) to June 30, 1999;

                  (v) Consolidated Statements of Cash Flows for the years ended June 30, 1999, and June 30, 1998 and the period from September 22, 1993 (inception) to June 30, 1999;

                  (vi)     Notes to the Consolidated Financial Statements.

         (b) Reports on Form 8-K:

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Pro Care America, Inc.
                                 (formerly known as Royal Equity Exchange, Inc.) (Registrant)

                                 By   /s/Brent Peterson
                                    -----------------------------------
                                    Chairman of the Board/CEO, Director
                                       Date: June 30, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                          Title                  Date

By       /s/Brent Peterson            Chairman of the Board/CEO    June 30, 1998
   -------------------------------            Director
         Brent Peterson

By:      /s/Donald Strong             President/COO/Director       June 30, 1998
   -------------------------------
         Donald Strong

By:      /s/Thomas Unsworth           Vice-President/Treasurer     June 30, 1998
   -------------------------------           Director
         Thomas Unsworth

By:      /s/Joseph Ellis              Vice-President/Secretary     June 30, 1998
   -------------------------------           Director
         Joseph Ellis

By:      /s/Richard Mohring Sr.       Director                     June 30, 1998
   -------------------------------
         Richard Mohring, Sr.

By:      /s/William Strahan           Director                     June 30, 1998
   -------------------------------
         William Strahan