Form 10-K
period 1999-06-30
PROCARE AMERICA INC
filed 2002-07-11
CIK 356870

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 1999

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates as of June 30, 1999 was approximately $778,324.

         There were 8,711,485 shares of the Registrants common stock outstanding as of June 30, 1999.

--------------------------------------------------------------------------------

INCORPORATION BY REFERENCE

         Specified portions of the registrant's Form 8-K filed May 8, 1997 and the registrant's Form 8-K filed August 14, 1998 are incorporated by reference in
Part III hereof.

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

EMPLOYEES

         As of June 30, 1999, the Company and its wholly owned subsidiary ProCare Home Health, Inc. had eleven wage or salaried employees.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Annual Meeting of Shareholders
------------------------------

At its meeting of August 14, 1998, the Board of Directors established September 16, 1998 as the date of the annual shareholders meeting.

The Board of Directors established August 27, 1998 as the Shareholders of Record Date.

As of the record date there were 6,993,826 shares of ProCare America, Inc. (formerly known as Royal Equity Exchange, Inc.) Common Stock issued and outstanding which were entitled to vote at this meeting, of which 5,096,794 shares, or approximately 72% of all shares outstanding, were present at the meeting (1,240,715 present in person and 3,856,079 present by nonsolicited-proxy), which represented a quorum.

         The Business of the Meeting to be considered and voted upon was:

         1)       The election of directors

         2) To consider and take action on a proposal to approve the audit firm of Wentzel, Berry & Alvarez, P.A., now known as Wentzel, Berry, Wentzel and Phillips, P. A.

         3) To consider and take action on a proposal to change the name of the Company from Royal Equity Exchange, Inc.to ProCare America, Inc.

         4) To consider and take action on a proposal to amend the restrictive legend on all restricted share certificates.

         5)       Such other business as may properly come before the Meeting.

         Election of Directors
         ---------------------

         Six individuals were nominated for election to the Board of Directors. The nominations include, Brent Peterson, and Thomas Unsworth, Donald Strong, William Strahan, Richard Mohring, Sr., and Joseph Ellis.

         Approval of Audit Firm
         ----------------------

         Proposal that the shareholders approve the selection of the audit firm of Wentzel, Berry & Alvarez, P.A., (now known as Wentzel, Berry, Wentzel and Phillips, P. A.) which had been approved by the Board of Directors of the Corporation. The Board of Directors recommended that the shareholders approve the selection of this firm.

         Proposal to Change the Name of the Company
         ------------------------------------------

         Proposal to amend the Articles of Incorporation to change the name of the Company to ProCare America, Inc. which had been approved by the Board of Directors of the Corporation. The Board of Directors recommended that the shareholders approve this proposal.

         Proposal to Amend Restrictive Legend on all Restricted Share
         ------------------------------------------------------------
         Certificates
         ------------

         Proposal to amend the restrictive legend on all restricted share certificates which had been approved by the Board of Directors of the Corporation. The Board of Directors recommended that the shareholders approve this proposal.

                  The amended legend was read verbatim as follows: That the shareholders meeting shall amend the restrictive legend on all restricted share certificates to read as follows:
                  "The securities represented by this certificate have not been registered under the Securities Act of 1933, as amended, or under any state securities laws. Such shares have been acquired for investment purposes only and not with a view to the distribution thereof. They may not be sold, offered for sale, transferred or otherwise disposed of in the absence of an effective registration statement under the Act or compliance with the requirements of any applicable state securities laws, or an opinion of counsel satisfactory to the corporation that such registration or compliance is not required."

         Motions were made from the floor on the foregoing nominations of Directors and the Proposals as set forth above and said motions were seconded from the floor and were hereby adopted and approved.

         There was no new business proposed at the meeting in accordance with the Company's Bylaws and, consequently, no new business was acted upon.

         Balloting
         ---------

         The Chairman announced that the meeting would now put to a vote (1) the election of the directors, (2) the proposal to approve the selection of Wentzel, Berry & Alvarez, P.A. (now known as Wentzel, Berry, Wentzel and Phillips, P. A.), (3) amend the Articles of Incorporation to change the name of the Company to ProCare America, Inc., and (4) to amend the restrictive legend on all restricted share certificates.

         The polls were opened to take votes on these items and the Inspector of the Vote distributed the ballots. The Chairman requested that the shareholders vote by marking their ballots and returning them to the Inspector of the Vote. After all shareholders desiring to vote had done so, the Chairman instructed the Inspector of the Vote to tabulate the votes.

         Voting Results
         --------------

         The Chairman announced that the Inspector of the Vote had completed the tabulation of the votes on all matters presented to the meeting and that all matters had passed by a unanimous vote. There were no votes against nor any authority withheld nor any abstentions on the matters presented.


Changes in Registrants Certified Accountant
-------------------------------------------

It was determined by the Board of Directors that it made more economical sense to retain the services of a local Certified Accountant in Naples, Florida rather than continue with the former firm which was located in Minneapolis, Minnesota. Therefore the Board of Directors, subject to Shareholder Approval, terminated the relationship with Stirtz, Bernards, Boyden, Surdel and Larter, P.A. of Minneapolis, Minnesota and retained the Services of Wentzel, Berry and Alvarez, P.A. (now known as Wentzel, Berry, Wentzel and Phillips, P. A.) of Naples, Florida.

Change of Name of the Company
-----------------------------

It was determined by the Board of Directors that the change of name of the Company from Royal Equity Exchange, Inc. to ProCare America, Inc. was more in line with the development of the home health care business of the Company.

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

Stockholders of record at June 30, 1999 numbered approximately 809. The Company has not paid cash dividends on its Common Stock in the past and currently plans to retain earnings, if any, for business development and expansion.

                             QUARTERLY STOCK PRICES

                                                 FIRST   SECOND  THIRD   FOURTH
                                                 ------------------------------


Closing Stock Price end of each quarter.......   $0.31   $0.31   $0.75   $0.13

ITEM 6. SELECTED FINANCIAL DATA

         The following table depicts selected consolidated financial data for the two-year period ended June 30, 1999 as derived from the consolidated financial statements of the Company. This table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's audited consolidated financial statements and notes thereto appearing elsewhere herein.

                                                               AS OF
                                                    ---------------------------
CONSOLIDATED BALANCE SHEET DATA                       6/30/99         6/30/98
                                                      -------         -------

Working capital deficit.........................    $ (227,595)     $ (330,913)
Total assets....................................        42,473          17,241
Long-term debt, including current portion.......        90,849         225,028
Stockholders' equity (deficit)..................      (240,954)       (323,723)

                                                             YEAR ENDED
                                                    ---------------------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA             6/30/99         6/30/98
                                                      -------         -------

Net patient services revenue....................    $  171,970      $      -0-
Other...........................................           324             200
Operating Expenses:
     Bad debt expense...........................           -0-             -0-
     Medical Supplies...........................           -0-             -0-
     General & administrative...................       266,295          94,924
     Payroll....................................       387,261         145,401
     Consulting fees paid to directors
       and stockholders.........................       155,800         266,363
     Interest expense...........................        21,326          28,375
     Loss on disposal/abandonment of
       Fixed assets.............................           -0-             -0-
                                                    ----------      ----------
                                                    $  830,682      $  535,063
                                                    ----------      ----------

Forgiveness of debt and accrued interest........        89,652             -0-
                                                    ----------      ----------

Net Loss                                            $ (568,736)     $ (534,863)
                                                    ==========      ==========

Net loss per common share.......................    $     (.07)     $     (.11)
                                                    ==========      ==========
Weighted average number of
  Common shares outstanding.....................     7,735,046       5,058,839
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

         The current board of directors believes that prior management did not provide the new board with full and current information on the operations and financial condition of the Company. The board of directors has acted to seek and obtain updated and complete information on the Company. The current board of directors and current management have instituted a program to begin the audit process necessary to bring the Company's reporting current. Representatives of management and the new audit firm of Wentzel, Berry, Wentzel and Phillips have met with the previous audit firm to review records. Management is compiling the data requested by the audit firm to the best of its ability and is providing any and all assistance to expedite the completion of the audits.

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

         In October 1998, as the Company moved toward operating status, Brent Peterson, Thomas Unsworth, and Joseph Ellis were appointed by the remaining Board members to the Board of Directors to fill vacancies on the Board. The operational officers of the Company were appointed by the Board as follows:
Brent Peterson, Chairman/CEO; Donald Strong, President/COO; Thomas Unsworth, Vice-President/Treasurer; Joseph Ellis, Vice-President/Secretary. The agreement with the medical management services company was terminated. The Board reviewed a proposal by Maryann Stephens, shareholder and former nurse/medical director of the Company's subsidiary Caring Health. After a trial period it was determined by management that the parties to the proposal had a conflict of interest and the proposal was rejected. In December management engaged a healthcare professional to restructure and restart operational services. It was at this juncture that management learned that the Company's license had been terminated by the State of Florida for a non-compliance issue under the previous management. The process to re-license is a long, detailed procedure and requires the development of systems, hiring of staff and passing an Agency for Healthcare Administration audit. The Company administratively dissolved its subsidiary corporations Caring Health Support Professionals, Inc. and Caring, Inc. The Company changed the name of its subsidiary ProCare America, Inc., incorporated in Minnesota to ProCare Pharmacies of America, Inc. The Company then incorporated ProCare Home Health, Inc. to be its wholly owned operating entity. All of these changes were initiated and completed to establish a fresh base on which to re-commence operations. Starting in December the Company focused on restructuring and rebuilding the systems to qualify for licensing with the State of Florida. In late March the Company was audited by the State of Florida and approved for license. On May 20, 1998 the Company was licensed to provide medical services to patients. The first contracts and patients treated were in June 1998.

Authorization to Borrow Funds with Convertible Features
-------------------------------------------------------

         The management service retained by the Company to manage the Company's day to day operations has advised the board that significant funds would be required by the Company to return it to full operational status. Specifically, the management service estimated that, until accounts receivable begin to flow into the Company, the Company's short term cash needs are approximately $90,000 and, to bring the Company to fully operational status, approximately $500,000 in cash would be required. After consideration of this recommendation, the board determined, at its meeting held on February 11, 1997, that the Company should seek to borrow $750,000 in short term loans thereby providing a cushion of approximately $160,000 beyond the amount recommended by the management service, assuming funds can be raised on a timely basis. Accordingly, at this meeting, the board authorized the Company to borrow up to $750,000 from investors for a term of one year at an interest rate of 10 % per annum. At the option of the investor, the loans may be converted into common stock of the Company at the conversion rate of $0.50 per share, exercisable prior to the loan maturity date. Further, each loan carries warrants entitling the lender to purchase, within one year after the loan is advanced, a number of shares of common stock equal to the original principal amount of the loan at a warrant price of $0.75 per share and, from months 12 to 24, a number of shares of common stock equal to the original principal amount of the loan at a warrant price of $1.00 per share. The proceeds of these loans will be used to pay accounts payable that are now due and any remaining loan proceeds will be used to fund the Company's operations. There can be no assurance that the Company's efforts to raise funds will be successful or, if successful, that the Company will return to a fully operational status or that these activities will be successful or profitable.


RESULTS OF OPERATIONS
Operating Income
----------------

         For the year ended June 30, 1999 the net patient services revenue totaled $171,970. Other revenue totaled $324.

Current Operations
------------------

         The Company was licensed to commence providing medical services in late May 1998 and began serving patients in June 1998. The primary focus of management has been to raise sufficient working capital to maintain operations and grow the Company. Although the Company raised $515,000 in fiscal year 1999 and from February 11,1997 an aggregate amount of $722,000 from the sale of short term notes to private investors as approved by the Board, management believes that because of the timing of the receipt of funds did not allow for completely implementing the growth model. Nonetheless, in management's opinion, the Company has been very successful in marketing it's service and acquiring staffing contracts with local hospitals, assisted living facilities, and nursing homes. Another component of the operational model is the development of relationships with referring physicians to provide home care to private patients. The difficulty has been, management believes, having sufficient capital on a timely basis to hire the personnel required to service these contracts. In addition there has not been adequate funding to implement the pharmacy operation or to pursue a certification program to acquire a Medicare provider number.

Accounts Payable and Receivable: Assets of the Company
------------------------------------------------------

         As of June 30, 1999, the Company had accounts payable of $96,052, notes payable to others of $90,849, accrued payroll taxes of $91,263 and accrued interest of $5,263. As of June 30, 1999 total accruals and notes payable totaled $256,427. Accounts receivable as of June 30, 1999 were $10,454 and total assets of the company were $42,473.

Overview and Outlook for 2000
-----------------------------

         Management anticipates that year 2000 will be very challenging for the Company. In Southwest Florida, the Company's market, the healthcare industry suffers, first, from a shortage of skilled personnel. Second there is significant regulation on both the State and Federal level which in recent years has undergone numerous changes leading to regulatory burdens and future uncertainty. Third, the healthcare industry in Southwest Florida is a highly competitive business in both employee recruitment and business acquisition. To effectively compete one goal of management will be to adequately capitalize the Company. The Company has staffing contracts, which if fully implemented, have the potential to generate operational profits in fiscal 2000. However, it is possible that unanticipated expenses could deminish or negate any such gains. As part of its plan management intends to carefully evaluate its medical services model and target those areas that provide the most efficiencies and profit performance. Management expects to continuously monitor and review all operations with a view to improving financial returns. Despite any efforts made by management, it may not be possible to adequately capitalize the Company to secure and retain adequate skilled personnel, to increase income while maintaining or reducing expenses, or otherwise make the Company profitable. Additionally, even if the Company is successful in obtaining adequate capital, there is no assurance that the Company can be operated competitively. As an alternative to continuing operating independently, management will explore other courses of action such as strategic alliances or possibly, even a sale of the business

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Brent Peterson                Chairman of the Board/CEO/Director

         Thomas Unsworth               President/COO/Director

         William Strahan               Vice-President/Treasurer/Director

         Joseph Ellis                  Vice-President/Secretary/Director

         Donald Strong                 Director

ITEM 11. EXECUTIVE COMPENSATION

         Current Officers                    Annual Compensation
         ----------------                    -------------------

         Brent Peterson - Chairman/CEO         $84,000.00 (1)

         (1)      Does not include reimbursement for health insurance premiums.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                    Number of Shares             Percent
Name of Beneficial Owner            Beneficially Owned (1)       of Total (2)
------------------------            ----------------------       ------------
Gerald Hansen...................            460,156                  5.85%
Owen & Maryann Stephens.........          1,175,000                 14.95%
     All beneficial owners
     As a group.................          1,635,156                 20.80%

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

         (a) (1) Financial Statements.

CONSOLIDATED FINANCIAL STATEMENTS

         The following consolidated financial statements of ProCare America, Inc. (formerly known as Royal Equity Exchange, Inc.) and subsidiaries and Report of Independent Accountants are attached as pages F1 through F26 to this report:

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

                  (vi)     Notes to the Consolidated Financial Statements.

         (b) Reports on Form 8-K:

                  Form 8-K current report filed May 8, 1997.
                  Form 8-K current report filed August 14, 1998

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

                                 ProCare America, Inc.
                                 (formerly known as Royal Equity Exchange, Inc.) (Registrant)

                                 By   /s/Brent Peterson
                                   -------------------------------------
                                   Chairman of the Board/CEO, Director
                                      Date: June 30, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                          Title                  Date

By       /s/Brent Peterson            Chairman of the Board/CEO    June 30, 1999
   -------------------------------            Director
         Brent Peterson

By:      /s/Thomas Unsworth           President/COO/Director       June 30, 1999
   -------------------------------
         Thomas Unsworth

By:      /s/William Strahan           Vice-President/Treasurer     June 30, 1999
   -------------------------------            Director
         William Strahan

By:      /s/Joseph Ellis              Vice-President/Secretary     June 30, 1999
   -------------------------------            Director
         Joseph Ellis

By:      /s/Donald Strong             Director                     June 30, 1999
   -------------------------------
         Donald Strong