Form 10-K
period 2000-06-30
PROCARE AMERICA INC
filed 2002-08-13
CIK 356870

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2000

                                       Or

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from___________to___________

                           Commission File No. 2-75313
                                               -------

                              PROCARE AMERICA, INC.
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

       Registrant's telephone number, including area code: (941) 418-0021

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT;
                TITLE OF CLASS     COMMON STOCK $0.001 PAR VALUE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates as of June 30, 2000 was approximately $846,539.

         There were 10,100,552 shares of the Registrants common stock outstanding as of June 30, 2000

================================================================================

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


                                     PART I


ITEM 1. BUSINESS

         The Company was a development stage business that is focused on providing certain medical services, primarily that of a "home health agency" through its wholly owned operating subsidiary ProCare Home Health, Inc. The Company provided nursing and assisted nursing services to individual patients in their homes, and/or nursing and assisted nursing services and staffing by contractual arrangement with local nursing homes, assisted living facilities and hospitals. The Company is licensed to provide these services by the Agency for Health Care Administration, State of Florida. The Company provided these services on a completely private basis. The Company terminated its business in April, 2000.

ENVIRONMENTAL MATTERS

         The Company, when operational, is subject to various federal, state and local regulations concerning the environment and hazardous waste disposal. Efforts to maintain compliance with such regulations have not required expenditures material to the Company's overall operating performance or financial condition.

EMPLOYEES

         As of June 30, 2000, the Company and its wholly owned subsidiary ProCare Home Health, Inc. had no wage or salaried employees.


ITEM 2. PROPERTIES

         In May 1997 the Company entered into a three-year lease agreement for office space at 12995 South Cleveland Avenue, Suite 109, Ft. Myers, Florida, 33907, which serves as the Company's principal operational and executive office. The lease terminated at the end of April, 2000.


ITEM 3. LEGAL PROCEEDINGS

         There are no legal proceedings pending or to the knowledge of the Company threatened, that, if determined adversely to the Company would have a material adverse effect on the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock (symbol: PCAM) was listed on the Over-the-Counter (OTC) Bulletin Board. In March of 2000 the Company was de-listed for non-compliance with SEC filing requirements. The shares are now listed on the "pink sheets" as published by the National Quotation Bureau.

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

                                                      Price per Share
                                                      ---------------
                                                      High          Low
                                                      -----------------
Fiscal year 2000
         First Quarter (July 1, 1999
         through September 30, 1999)                  $.39          $.20

         Second Quarter (October 1, 1999
         through December 31, 1999)                   $.38          $.18

         Third Quarter (January 1, 2000
         through March 31, 2000)                      $.375         $.13

         Fourth Quarter (April 1, 2000
         through June 30, 2000)                       $.13          $.10


ITEM 6. SELECTED FINANCIAL DATA

         The following table depicts selected consolidated financial data for the year period ended June 30, 2000 as derived from the consolidated financial statements of the Company. This table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's audited consolidated financial statements and notes thereto appearing elsewhere herein.

                                               Fiscal Years Ended June 30,
                                               ---------------------------
                                                  2000           1999
                                                  ----           ----
Income Statement Data
   Net Sales                                    $ 321,685      $ 172,294
   Net Income (loss)                            $(686,352)     $(568,736)
Per Share Data
Net Income (loss)                               $    (.07)     $    (.07)


                                                      As of June 30,
                                                      --------------
                                                   2000           1999
                                                   ----           ----
Balance Sheet Data
   Total Assets                                 $  11,671      $  42,473
   Total Liabilities                            $ 531,437      $  90,849
   Stockholders' Equity (Deficit)               $(519,766)     $(240,954)


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


Resignation of Board Members and Election of New Board Members and Officers; Resignation of Bookkeeper

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


Failure to File Periodic Reports and Provide Audited Financials; Absence of Current Information

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

         The business did not succeed and all business was terminated in April, 2000.


RESULTS OF OPERATIONS
Operating Income

         For the year ended June 30, 1999 the net patient services revenue totaled $171,970. Other revenue totaled $324.

         For the year ended June 30, 2000 the net patient services revenue totaled $321,685. Other revenue totaled $24, for total revenue of $321,709.


Accounts Payable and Receivable: Assets of the Company

         As of June 30, 1999, the Company had accounts payable of $96,052, notes payable to others of $63,849, accrued payroll taxes of $91,263 and accrued interest of $5,263. As of June 30, 1999 total accruals and notes payable totaled $256,427. Accounts receivable as of June 30, 1999 were $10,454 and total assets of the company were $42,473.

         As of June 30, 2000, the Company had accounts payable of $33,899, notes payable to others of 123,000, notes payable officer and director $52,193, accrued payroll taxes of $275,946 and accrued interest of $31,399. As of June 30, 2000 total accruals and notes payable totaled $516,437. Total assets of the company were $11,671.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         The following consolidated financial statements of the Company and its Independent Accountants' Opinion are set forth at the end of this Report:

         (i)      Consolidated Balance Sheets-as of June 30, 2000.

         (ii) Consolidated Statements of Operations, Cash Flows and Shareholders' Equity (Deficit) for the year's ended June 30, 2000.

         (iii) Notes to the Consolidated Financial Statements; and Opinion of Independent Accountants dated April 25, 2002.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         There have been no disagreements between management and the previous and current accounting firms as regards any accounting issues or financial disclosure matters.

         Wentzel Berry Wentzel & Phillips, PA resigned as the independent accountant on April 22, 2002. Stirtz Bernards Boyden Surdel & Larter, PA was engaged as the independent accountant on the same date.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Bearnard McClain        84            President, Director

         Kathryn McClain         76            Secretary, Director

         William Strahan         65            Director

         Joseph Ellis            55            Director

         Bernard McClain, President and Director. Mr. McClain has been retired for more than the past 5 years.

         Kathryn McClain, Secretary and Director. Ms McClain has been retired for more than the past 5 years.

         William Strahan, Director. Mr. Strahan is semi retired, in addition to working with the Company he is a part time accountant with H & R Block in Naples, Florida

         Joseph Ellis, Director. Mr. Ellis is a part owner of Naples Farmers Market, he was also a part owner of Johnny T's Restaurant of Naples, Florida. He has served in marketing for the Company, and in marketing for Encore Senior Living assisted living facility.

         Bernard McClain and Kathryn McClain resigned as officers and directors in October, 2001. At the same time Kenneth Roko, Randy Wagner and Gary Mann were appointed as directors. Kenneth Roko was elected Chairman of the Board, Joseph Ellis was elected President and William Strahan was elected Secretary.


ITEM 11. EXECUTIVE COMPENSATION

         Current Officers                            Annual Compensation
         ----------------                            -------------------
         Brent Peterson - Chairman/CEO                   $84,000.00(1)

         (1) Does not include reimbursement for health insurance premiums. Mr. Peterson resigned in April, 2000.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                  Number of Shares         Percent
Name of Beneficial Owner          Beneficially Owned(1)    of Total(2)
------------------------          ---------------------    -----------
Gerald Hansen.................           460,156              5.85%
Owen & Maryann Stephens.......         1,175,000             14.95%
     All beneficial owners
     As a group...............         1,635,156             20.80%

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


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

         A Form 8-K was filed on April 22, 2002 showing the change of independent accountant from Waentzel Berry Wentzel & Phillips, PA to Stirtz Bernards Boyden Surdel & Larter, PA.


CONSOLIDATED FINANCIAL STATEMENTS

         The following consolidated financial statements of ProCare America, Inc. (formerly known as Royal Equity Exchange, Inc.) and subsidiaries and Report of Independent Accountants are attached to this report:

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

                                 ProCare America, Inc.
                                 (formerly known as Royal Equity Exchange, Inc.) (Registrant)

                                 By        /s/ Kenneth Roko
                                    -----------------------------------
                                    Chairman of the Board

Date:  July 31, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Signature                                  Title

By          /s/ Randy Wagner                            Director
   ---------------------------------------
                Randy Wagner

By:         /s/ William Strahan                         Secretary, Director
   ---------------------------------------
                William Strahan

By:         /s/ Joseph Ellis                            President, Director
   ---------------------------------------
                Joseph Ellis

By:         /s/ Gary Mann                               Director
   ---------------------------------------
                Gary Mann

                      PROCARE AMERICA, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2001 AND 2000

                      PROCARE AMERICA, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2001 AND 2000



                                TABLE OF CONTENTS
                                -----------------
                                                                            Page
                                                                            ----
Independent Auditors' Report                                                  1


Consolidated Financial Statements:

     Consolidated Balance Sheets                                              2

     Consolidated Statements of Operations                                    3

     Consolidated Statements of Stockholders' Equity (Deficit)                4

     Consolidated Statements of Cash Flows                                    5

     Notes to Consolidated Financial Statements                               6

To the Board of Directors
PROCARE AMERICA, INC. AND SUBSIDIARY
Fort Myers, Florida


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

We have audited the accompanying consolidated balance sheets of ProCare America, Inc. and Subsidiary as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ProCare America, Inc. and Subsidiary as of June 30, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred an accumulated deficit of $3,313,107 as of June 30, 2001, and current liabilities exceed current assets by $579,296. These conditions raise substantial doubt about their ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Stirtz Bernards Boyden Surdel & Larter, P.A.

Edina, Minnesota
April 25, 2002

                      PROCARE AMERICA, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                            JUNE 30,
                                                                  ---------------------------
                                                                      2001            2000
                                                                  -----------     -----------
                                ASSETS
                                ------
Current assets:
     Cash                                                         $       138     $    11,671
                                                                  -----------     -----------

                  Total current assets                                    138          11,671
                                                                  -----------     -----------


                                                                  $       138     $    11,671
                                                                  ===========     ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
            ----------------------------------------------

Current liabilities:
     Notes payable - other                                        $   145,700     $   123,000
     Accounts payable                                                  43,052          33,899
     Accounts payable - officer and director                           54,112          52,193
     Accrued payroll taxes                                            275,946         275,946
     Accrued interest                                                  60,624          31,399
                                                                  -----------     -----------
                  Total current liabilities                           579,434         516,437
                                                                  -----------     -----------

Long-term portion of notes payable - other                              7,500          15,000
                                                                  -----------     -----------

                  Total liabilities                                   586,934         531,437
                                                                  -----------     -----------

Stockholders' equity (deficit):
   Common stock, par value $.001 per share, 500,000,000 shares authorized; issued and outstanding 10,209,485 and
     10,100,552 shares at June 30, 2001 and 2000, respectively         10,210          10,101
   Common  stock  (paid not yet  issued), par value $.001 per share, outstanding 150,000 and 258,933 shares at
     June 30, 2001 and 2000, respectively                                 150             259
     Additional paid-in capital                                     2,715,951       2,715,951
     Accumulated deficit                                           (3,313,107)     (3,246,077)
                                                                  -----------     -----------
                  Total stockholders' equity (deficit)               (586,796)       (519,766)
                                                                  -----------     -----------

                                                                  $       138     $    11,671
                                                                  ===========     ===========

                 See Notes to Consolidated Financial Statements.

                      PROCARE AMERICA, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEARS ENDED JUNE 30,
                                                         -----------------------------
                                                             2001             2000
                                                         ------------     ------------
Net patient service revenue                              $         --     $    321,685
Other                                                              67               24
                                                         ------------     ------------
                                                                   67          321,709
                                                         ------------     ------------

Expenses:
   General and administrative                                  32,871          211,682
   Payroll                                                         --          506,302
   Consulting fees paid to directors and stockholders              --          253,103
   Interest expense                                            34,226           27,647
   Loss on disposal/abandonment of fixed assets                    --            9,327
                                                         ------------     ------------
                                                               67,097        1,008,061
                                                         ------------     ------------

                  Net loss                               $    (67,030)    $   (686,352)
                                                         ============     ============

Net loss per common share                                $       (.01)    $       (.07)
                                                         ============     ============

Weighted average number of common shares outstanding       10,359,485        9,864,348
                                                         ============     ============

                 See Notes to Consolidated Financial Statements.

                      PROCARE AMERICA, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                       YEARS ENDED JUNE 30, 2001 AND 2000

                                                                             COMMON STOCK
                                             COMMON STOCK                (PAID NOT YET ISSUED)
                                      --------------------------      ---------------------------
                                        SHARES          AMOUNT          SHARES           AMOUNTS
                                      ----------      ----------      ----------       ----------
BALANCE, June 30, 1999                 7,815,692      $    7,816         895,793       $      896

  Retirement of treasury stock                --              --              --               --

  Common stock issued for
     services in March 2000,
     $.21 per share                    1,453,000           1,453              --               --

  Conversion of notes payable
     at $.50 per share                   195,000             195              --               --

  Issuance of previously paid,
     unissued shares                     636,860             637        (636,860)            (637)

  Net loss                                    --              --              --               --
                                      ----------      ----------      ----------       ----------

BALANCE, June 30, 2000                10,100,552          10,101         258,933              259

  Issuance of previously paid,
     unissued shares                     108,933             109        (108,933)            (109)

  Net loss                                    --              --              --               --
                                      ----------      ----------      ----------       ----------

BALANCE, June 30, 2001                10,209,485      $   10,210         150,000       $      150
                                      ==========      ==========      ==========       ==========


[WIDE TABLE CONTINUED FROM ABOVE]

                                       ADDITIONAL
                                        PAID-IN         ACCUMULATED        TREASURY
                                        CAPITAL           DEFICIT           STOCK              TOTAL
                                      -----------       -----------       -----------       -----------
BALANCE, June 30, 1999                $ 2,335,059       $(2,559,725)      $   (25,000)      $  (240,954)

  Retirement of treasury stock            (25,000)               --            25,000                --

  Common stock issued for
     services in March 2000,
     $.21 per share                       308,587                --                --           310,040

  Conversion of notes payable
     at $.50 per share                     97,305                --                --            97,500

  Issuance of previously paid,
     unissued shares                           --                --                --                --

  Net loss                                     --          (686,352)               --          (686,352)
                                      -----------       -----------       -----------       -----------

BALANCE, June 30, 2000                  2,715,951        (3,246,077)               --          (519,766)

  Issuance of previously paid,
     unissued shares                           --                --                --                --

  Net loss                                     --           (67,030)               --           (67,030)
                                      -----------       -----------       -----------       -----------

BALANCE, June 30, 2001                $ 2,715,951       $(3,313,107)      $        --       $  (586,796)
                                      ===========       ===========       ===========       ===========

                 See Notes to Consolidated Financial Statements.

                      PROCARE AMERICA, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           Increase (Decrease) In Cash

                                                                            YEARS ENDED JUNE 30,
                                                                         -------------------------
                                                                            2001            2000
                                                                         ---------       ---------
Cash flows from operating activities:
   Net loss                                                              $ (67,030)      $(686,352)
   Adjustments to reconcile net loss to net cash flows from
     operating activities:
       Depreciation and amortization                                            --           1,814
       Loss on disposal/abandonment of fixed assets                             --           9,327
       Accounts receivable                                                      --          10,454
       Prepaid expenses                                                         --           1,785
       Accounts payable                                                     11,072          (9,960)
       Accrued expenses                                                     29,225         210,819
       Common stock and warrants issued for services                            --         310,040
                                                                         ---------       ---------
                  Net cash flows from operating activities                 (26,733)       (152,073)
                                                                         ---------       ---------

Cash flows from investing activities:
   Proceeds from sale of property and equipment                                 --           2,500
                                                                         ---------       ---------

Cash flows from financing activities:
   Proceeds from notes payable - other                                      15,200         162,500
   Payment on notes payable - other                                             --         (17,849)
                                                                         ---------       ---------
                  Net cash flows from financing activities                  15,200         144,651
                                                                         ---------       ---------

                  Net increase in cash                                     (11,533)         (4,922)

Cash, beginning of year                                                     11,671          16,593
                                                                         ---------       ---------

Cash, end of year                                                        $     138       $  11,671
                                                                         =========       =========


SUPPLEMENTAL CASH FLOW INFORMATION:

   Cash paid for interest                                                $   5,000       $   1,458
                                                                         =========       =========

                 See Notes to Consolidated Financial Statements.

                      PROCARE AMERICA, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2001 and 2000


1.   UNCERTAINTY - GOING CONCERN

     The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $3,313,107 and a stockholders' deficit of $586,796 at June 30, 2001. The Company has incurred losses of $67,030 in 2001 and $686,351 in 2000. During 2000, all of the Company's revenue producing activities were closed down. As such, the Company does not have an operating business at June 30, 2001. The Company's ability to continue as a going concern depends upon successfully restructuring its debt and obtaining sufficient financing to maintain adequate liquidity for a new business opportunity (see Note 9). The accompanying consolidated financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company was forced to dissolve the Company.

     The Company plans to re-organize its financial affairs by negotiating with creditors to restructure and convert debt to equity and actively seek new business opportunities. There can be no assurance that these actions will be successful.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION

          Nature of Business

          ProCare America, Inc. (PAI) was incorporated in Minnesota on September 22, 1993. Effective February 7, 1996, PAI merged with Royal Equity Exchange, Inc. (REE), a publicly held corporation. Pursuant to the merger agreement, PAI stockholders exchanged all of their outstanding stock of PAI for 4,056,484 shares of REE common stock. Immediately following the exchange, 88.1% of the REE stock outstanding was held by former PAI stockholders. Accordingly, for financial statement purposes, the transaction has been accounted for as if PAI had acquired REE. On November 4, 1998, REE changed its name to ProCare America, Inc.

          From the date of incorporation until February 1998 the Company acquired, operated and administratively dissolved several entities focused in the healthcare field. In February 1998, ProCare Home Health, Inc. was incorporated as a Florida corporation to become the operating entity under ProCare America, Inc. On May 22, 1998, the Company received its new Home Health Agency license. In June 1998, the Company began treating patients as a home health agency. The continuing nature of the business of the Company was to provide nursing (RN's and LPN's) and assisted nursing (CNA's) to individual patients in their homes and/or nursing and assisted nursing staffing to local hospitals, retirement facilities (ALF's) and nursing homes. The latter services were provided under contract with the respective facility. The business of the Company was conducted on a completely private basis. The Company did not have the financial resources to apply for accreditation to become a preferred insurance provider or a Medicare provider. In April 2000, the business of ProCare Home Health, Inc. was closed down. Prior to ceasing operations, the Company was in the development stage. The Company is aggressively seeking potential buyers and/or mergers with an operating entity. See Note 7 - Subsequent Events regarding new merger agreement.

                                  (Continued)

                      PROCARE AMERICA, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2001 AND 2000


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION
     (CONTINUED)

          Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of ProCare America, Inc. (the Company) and its wholly-owned subsidiary ProCare Home Health, Inc. (PHH). All material inter-company balances and transactions have been eliminated in consolidation.

          Pervasiveness of Estimates

          The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

          Net Patient Service Revenue

          Patient service revenue is reported at the estimated net realizable amounts from patients, third-party payers and others for services rendered.

          Property and Equipment

          Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized. The cost of maintenance and repairs is expensed as incurred and significant renewals and betterments are capitalized.

          Advertising Costs

          Advertising costs are expensed as incurred. Total advertising expense for fiscal 2001 and 2000 was $-0- and $7,500, respectively.

                                  (Continued)

                      PROCARE AMERICA, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2001 AND 2000


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION
     (CONTINUED)

          Stock-Based Compensation

          The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, "Accounting for Stock-Based Compensation." APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123.

          The Company follows SFAS No. 123 in accounting for stock options issued to non-employees.

          Net Loss Per Common Share

          Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Fully diluted and basic earnings per common share are the same amounts of each of the periods presented. In loss periods, dilutive common equivalent shares are excluded, as the effect would be anti-dilutive.

          Income Taxes

          The Company has implemented Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The Company accounts for income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates applied to taxable income. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred income tax assets when it is more likely than not that the asset will not be realized.

          Fair Value of Financial Instruments

          The Company's financial instruments include long-term debt. The carrying value of the Company's long-term obligations approximates fair value based upon borrowing rates currently available to the Company for borrowings with comparable maturities.

                                  (Continued)

                      PROCARE AMERICA, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2001 AND 2000


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION
     (CONTINUED)

          New Accounting Pronouncements

          During 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes new standards for recognizing all derivatives as either assets or liabilities and measuring those instruments at fair value. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133," changed the effective date to fiscal years beginning after June 15, 2000. SFAS 138 issued in June 2000 amended certain aspects of SFAS 133. The Company was required to adopt the new standard beginning with the first quarter of fiscal 2001. The impact of adoption on the Company's financial statements is not material.

          In June 2001, the FASB issued SFAS No. 141 "Business Combinations," SFAS No. 142 "Goodwill and Other Intangible Assets" and SFAS No. 143 "Accounting for Asset Retirement Obligations." In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." These pronouncements establish new standards for accounting for business combinations, goodwill and other intangible assets, retirement obligations and impairment or disposal of long-lived assets. SFAS No. 141 has an effective date for business combinations initiated after June 30, 2001. SFAS No. 142 and SFAS No. 144 have an effective date for fiscal years beginning after December 15, 2001. SFAS No. 143 has an effective date for fiscal years beginning after June 15, 2002. The impact of adoption of these standards on the Company's financial statements is not material.


3.   LEASES

     In May 1997, the Company entered into a three-year lease agreement for office space located in Fort Myers, Florida. The operations of ProCare Home Health, Inc. ceased in April 2000 and the lease agreement was not renewed.

     Rent expense including common area maintenance costs for the years ended June 30, 2001 and 2000, was $-0- and $16,145, respectively.

                                  (Continued)

                      PROCARE AMERICA, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2001 AND 2000


4.   NOTES PAYABLE - OTHER

     Notes payable - other at June 30, 2001 and 2000, were as follows:

                                                                                            JUNE 30,
                                                                                    ------------------------
                                                                                       2001          2000
                                                                                    ----------    ----------
     Notes payable to individuals, unsecured, 10% interest, principal and accrued interest due at maturity, convertible option into common stock at
      $.50 per share prior to maturity date, warrants issued to purchase common stock equal to principal amount of note. First year warrant price at $.75
      per share, second year warrant price at $1.00, past due, due on-demand.       $   80,000    $   80,000

     Notes payable to stockholders, unsecured, 10% interest, principal and accrued interest due at maturity, convertible option into common stock at
      $.50 per share prior to maturity date, warrants issued to purchase common stock equal to principal amount of note. First year warrant price at $.75 per share, second year warrant price at $1.00, $43,000 past due, due
      on-demand, remaining $15,000 maturing through September 2001.                     58,000        58,000

     Notes payable to stockholders, unsecured, 10% interest, principal and
      accrued interest due at maturity, maturing through December 2002.                 15,200            --
                                                                                    ----------    ----------
                                                                                       153,200       138,000
     Less: current portion                                                            (145,700)     (123,000)
                                                                                    ----------    ----------

              Long-term portion                                                     $    7,500    $   15,000
                                                                                    ==========    ==========

     Future maturity of notes payable are as follows:

          Years ending June 30,
              2002                                                                  $  145,700
              2003                                                                       7,500
                                                                                    ----------

                                                                                    $  153,200
                                                                                    ==========

                                  (Continued)

                      PROCARE AMERICA, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2001 AND 2000


5.   RELATED PARTY TRANSACTIONS

     During 2000, the Company incurred consulting fees of $23,375 in cash and issued common stock with a fair value of $229,728 for consulting services to directors and stockholders of the Company. Amounts payable to a director and stockholder were $54,112 and $52,913 at June 30, 2001 and 2000, respectively. In addition, the Company issued notes payable to existing stockholders in exchange for cash in 2001 and 2000 totaling $15,200 and $65,000, respectively. These notes bear interest at 10% and were for terms of 12 to 18 months. Interest expense on notes payable to stockholders totaled $6,358 and $3,692 in 2001 and 2000, respectively.


6.   STOCK OPTIONS AND WARRANTS

     For options and warrants granted to employees at strike prices less than the fair market value of the underlying shares on the date of the grant, the difference in value is recognized as compensation expense. Options and warrants granted to non-employees are recognized over the related service period based on the estimated fair value of the options. There were no warrants and/or options issued to non-employees. However, the Company issued 600,000 warrants to the new Board of Directors in October 1997. Stock option and warrant transactions (exclusive of detachable warrants as discussed in Note 4 - Notes Payable) are summarized as follows:

                                    YEAR ENDED JUNE 30, 2001          YEAR ENDED JUNE 30, 2000
                                 -----------------------------     ------------------------------
                                                   WEIGHTED                           WEIGHTED
                                                    AVERAGE                            AVERAGE
                                   SHARES       EXERCISE PRICE       SHARES        EXERCISE PRICE
                                 ----------     --------------     ---------       --------------
     Outstanding:
        Beginning of period       1,375,000        $   1.11        1,400,000          $   1.14
     Granted                             --              --               --                --
     Exercised                           --              --               --                --
     Cancelled                   (1,325,000)           1.18          (25,000)              .50
                                 ----------        --------        ---------       -----------

     Outstanding:
        End of period                50,000*       $    .50        1,375,000          $   1.11
                                 ==========        ========        =========       ===========

     * 25,000 expire in 2002 and 25,000 in 2003.

     Total detachable warrants related to notes payable outstanding at June 30, 2001, amounted to 142,500 and expired through March 2002.

                                  (Continued)

                      PROCARE AMERICA, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2001 AND 2000


6.   STOCK OPTIONS AND WARRANTS (CONTINUED)

     The following table summarizes information about outstanding stock options and warrants that are currently exercisable at June 30, 2001:

                              OPTIONS AND WARRANTS OUTSTANDING AND EXERCISABLE
                          ------------------------------------------------------
                                                          WEIGHTED
                                                          AVERAGE       WEIGHTED
                                          NUMBER          REMAINING     AVERAGE
                          EXERCISE    OUTSTANDING AT     CONTRACTUAL    EXERCISE
                           PRICE       JUNE 30, 2001    LIFE (YEARS)     PRICE
                          --------    --------------    ------------    --------

                          $    .50            50,000            1.50    $    .50


7.   REGULATORY MATTERS

     During March 2000, the Securities and Exchange Commission ("SEC") notified the Company that it has not met the reporting requirements under the Securities Exchange Act of 1934 and consequently, the Company's stock listing was taken off the over-the-counter bulletin board. The Company is presently in the process of rectifying this matter with the SEC.

     In addition, the Company is delinquent in paying its payroll taxes for fiscal years 1998 to 2000. Total payroll taxes in delinquency, including penalties and interest, were approximately $312,000 at June 30, 2001. Lastly, the Company has not filed with the Internal Revenue Service its annual corporation income tax returns for several years.


8.   INCOME TAXES

     At June 30, 2001, the Company has operating loss carryforwards for tax purposes of approximately $3,000,000, which expire through 2021. In addition, for tax purposes, the Company has elected to defer and amortize in future periods certain start-up costs amounting to approximately $200,000 at June 30, 2001. The Company has fully reserved the tax benefit of the operating loss carryforwards and the temporary difference related to deferred costs, amounting to approximately $1,300,000, because the likelihood of realization of the benefit cannot be established.

     The Internal Revenue Code contains provisions, which may limit the operating loss carryforwards available if significant changes in stockholder ownership of the Company occurs.

                                  (Continued)

                      PROCARE AMERICA, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2001 AND 2000


9.   SUBSEQUENT EVENTS

     In October 2001, the Board of Directors approved a merger agreement with OnQ USA, Inc. ("OnQ"). Pursuant to the merger agreement, OnQ would transfer all of its stock to the Company in exchange for 19,500,000 of the Company's restricted common stock.

     In addition, the Board of Directors approved to sell to certain stockholders and individuals 3,319,790 shares of the Company's restricted stock for $.01 per share.

                      PROCARE AMERICA INC. AND SUBSIDIARIES
        (FORMERLY KNOWN AS ROYAL EQUITY EXCHANGE, INC. AND SUBSIDIARIES)
                         A DEVELOPMENT STAGE ENTERPRISE
                         ------------------------------

                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------

                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
               AND THE PERIOD FROM SEPTEMBER 22, 1993 (INCEPTION)
                                TO JUNE 30, 1999
                                ----------------

                     PROCARE AMERICA, INC. AND SUBSIDIARIES
        (FORMERLY KNOWN AS ROYAL EQUITY EXCHANGE, INC. AND SUBSIDIARIES)
                         A DEVELOPMENT STAGE ENTERPRISE
                         ------------------------------

                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------

                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
       AND THE PERIOD FROM SEPTEMBER 22, 1993 (INCEPTION) TO JUNE 30, 1999
       -------------------------------------------------------------------


                                TABLE OF CONTENTS
                                -----------------


                                                                            PAGE
                                                                            ----
Independent Auditors' Report                                                  1


CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------

     Consolidated Balance Sheets                                              2

     Consolidated Statements of Operations                                    3

     Consolidated Statements of Changes in Stockholders' Equity (Deficit)     4

     Consolidated Statements of Cash Flows                                   10

Notes to Consolidated Financial Statements                                   12

                          INDEPENDENT AUDITORS' REPORT

April 27, 2001
(EXCEPT FOR NOTE 13, AS TO WHICH DATE IS DECEMBER 12, 2001)


To The Board of Directors
PROCARE AMERICA, INC. AND SUBSIDIARIES
(Formerly Known As Royal Equity Exchange, Inc. And Subsidiaries)
Fort Myers, Florida

We have audited the accompanying consolidated balance sheets of PROCARE AMERICA, INC. AND SUBSIDIARIES (Formerly Known As Royal Equity Exchange, Inc. and Subsidiaries, a development stage enterprise) as of June 30, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended and the period from September 22, 1993 (inception) to June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PROCARE AMERICA, INC. AND SUBSIDIARIES (Formerly Known As Royal Equity Exchange, Inc. And Subsidiaries, a development stage enterprise) as of June 30, 1999 and 1998, and the results of their operations and their cash flows for the years ended and the period from September 1993 (Inception) to June 30, 1999, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred an accumulated deficit of $2,559,725 as of June 30, 1999, and current liabilities exceed current assets. These conditions raise substantial doubt about their ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WENTZEL, BERRY, WENTZEL & PHILLIPS, P.A.
Certified Public Accountants

                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------

                     PROCARE AMERICA, INC. AND SUBSIDIARIES
        (FORMERLY KNOWN AS ROYAL EQUITY EXCHANGE, INC. AND SUBSIDIARIES)
                         A DEVELOPMENT STAGE ENTERPRISE
                         ------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                             JUNE 30,
                                                                   ---------------------------
                                                                       1999            1998
                                                                   -----------     -----------
                                     ASSETS
                                     ------
Current Assets:
    Cash                                                           $    16,593     $     8,491
    Accounts receivable, allowance for doubtful
      accounts of $-0- in 1999                                          10,454               0
    Prepaid insurance                                                    1,785           1,560
                                                                   -----------     -----------
                                                                        28,832          10,051
                                                                   -----------     -----------

Property and equipment:
    Equipment                                                           37,859          27,244
    Less: accumulated depreciation                                     (24,218)        (20,054)
                                                                   -----------     -----------
                                                                        13,641           7,190
                                                                   -----------     -----------

                                                                   $    42,473     $    17,241
                                                                   ===========     ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ---------------------------------------------
Current liabilities:
    Notes payable - bank                                           $         0     $    82,820
    Notes payable - other                                               63,849         142,208
    Accounts payable                                                    96,052          57,594
    Accrued payroll taxes                                               91,263          38,138
    Accrued interest                                                     5,263          20,204
                                                                   -----------     -----------
                                                                       256,427         340,964
                                                                   -----------     -----------

Long-term portion of notes payable - other                              27,000               0
                                                                   -----------     -----------

        Total Liabilities                                              283,427         340,964
                                                                   -----------     -----------

Stockholders' equity (deficit):
    Preferred stock; par value $ .001 per share; 100,000,000
      shares authorized; none issued and outstanding at
      June 30, 1999 and 1998 (Note 8)                                        0               0
    Common stock; par value $ .001 per share; 500,000,000
      shares authorized; issued and outstanding 7,815,692
      shares and 7,118,826 shares at June 30, 1999 and 1998              7,816           7,119
    Common stock (paid not yet issued), par value $ .001 per
      share, outstanding 895,793 shares and 172,931 shares
      at June 30, 1999 and 1998                                            896             173
    Additional paid-in capital                                       2,335,059       1,684,974
    Deficit accumulated during the development stage                (2,559,725)     (1,990,989)
    Treasury stock, 125,000 shares at cost (Note 9)                    (25,000)        (25,000)
                                                                   -----------     -----------
                                                                      (240,954)       (323,723)
                                                                   -----------     -----------

                                                                   $    42,473     $    17,241
                                                                   ===========     ===========

                 See Notes to Consolidated Financial Statements.

                     PROCARE AMERICA, INC. AND SUBSIDIARIES
        (FORMERLY KNOWN AS ROYAL EQUITY EXCHANGE, INC. AND SUBSIDIARIES)
                         A DEVELOPMENT STAGE ENTERPRISE
                         ------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                                                            PERIOD FROM
                                               FOR THE YEARS ENDED       SEPTEMBER 22, 1993
                                                     JUNE 30,                (INCEPTION)
                                            ---------------------------      TO JUNE 30,
                                                1999            1998            1999
                                            -----------     -----------     -----------
Net patient services revenues               $   171,970     $         0     $   254,493
Other                                               324             200             524
                                            -----------     -----------     -----------
                                                172,294             200         255,017
                                            -----------     -----------     -----------

Expenses:
    Bad debt expense                                  0               0          33,963
    Medical supplies                                  0               0          55,211
    General and administrative                  328,131         248,967       1,777,909
    Payroll                                     387,261         145,401         532,662
    Consulting fees paid to directors
      and stockholders                           93,964         112,320         363,114
    Interest expense                             21,326          28,375          98,090
    Loss on disposal/abandonment of
      fixed assets                                    0               0          43,445
                                            -----------     -----------     -----------
                                                830,682         535,063       2,904,394
                                            -----------     -----------     -----------

        Loss before extraordinary item:         658,388         534,863       2,649,377

Forgiveness of debt and accrued interest         89,652               0          89,652
                                            -----------     -----------     -----------

        Net Loss                            $  (568,736)    $  (534,863)    $(2,559,725)
                                            ===========     ===========     ===========

Net loss per common share                          (.07)          (0.11)          (0.56)
                                            ===========     ===========     ===========

Weighted average number of
    common shares outstanding               $ 7,735,046     $ 5,058,839     $ 4,571,529
                                            ===========     ===========     ===========

                 See Notes to Consolidated Financial Statements.

                     PROCARE AMERICA, INC. AND SUBSIDIARIES
        (FORMERLY KNOWN AS ROYAL EQUITY EXCHANGE, INC. AND SUBSIDIARIES)
                         A DEVELOPMENT STAGE ENTERPRISE
                         ------------------------------

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
      --------------------------------------------------------------------

                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
       AND THE PERIOD FROM SEPTEMBER 22, 1993 (INCEPTION) TO JUNE 30, 1999
       -------------------------------------------------------------------

                                                                                        COMMON STOCK        ADDITIONAL
                                   PREFERRED STOCK            COMMON STOCK          (PAID NOT YET ISSUED)     PAID-IN
                                 SHARES      AMOUNTS       SHARES      AMOUNTS       SHARES      AMOUNTS      CAPITAL
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------
BALANCE,
  SEPTEMBER 22, 1993
   (Inception)                         0    $       0            0    $       0            0    $       0    $       0

Sale of common stock in
  September, 1993 - $ .01
  per share plus all of the
  outstanding stock of
  subsidiary                           0            0    1,300,000        1,300            0            0       11,700

Sale of common stock in
  September, 1993 - $ .01
  per share                            0            0    1,250,000        1,250            0            0       11,250

Sale of common stock in
  October, 1993 to January,
  1994 - $1.25 per share               0            0      253,200          253            0            0      316,247

Net loss                               0            0            0            0            0            0            0
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------


BALANCE,
  JUNE 30, 1994                        0            0    2,803,200        2,803            0            0      339,197

Conversion of notes
 payable and accrued
 interest to common stock
 during January, 1995 to
 June, 1995 - $ .50 per
 share                                 0            0      383,885          384            0            0      191,558

Net loss                               0            0            0            0            0            0            0
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------


[WIDE TABLE CONTINUED FROM ABOVE]


                                 ACCUMULATED
                               DEFICIT DURING
                                DEVELOPMENT           TREASURY
                                   STAGE        SHARES       AMOUNTS      TOTAL
                                 ---------    ---------    ---------    ---------
BALANCE,
  SEPTEMBER 22, 1993
   (Inception)                   $       0            0    $       0    $       0

Sale of common stock in
  SEPTEMBER, 1993 - $ .01
  per share plus all of the
  outstanding stock of
  subsidiary                             0            0            0       13,000

Sale of common stock in
  September, 1993 - $ .01
  per share                              0            0            0       12,500

Sale of common stock in
  October, 1993 to January,
  1994 - $1.25 per share                 0            0            0      316,500

Net loss                          (335,056)           0            0     (335,056)
                                 ---------    ---------    ---------    ---------

BALANCE,
  JUNE 30, 1994                   (335,056)           0            0        6,944

Conversion of notes
  payable and accrued
  interest to common stock
  during January, 1995 to
  June, 1995 - $ .50 per
  share                                  0            0            0      191,942

Net loss                          (395,676)           0            0     (395,676)
                                 ---------    ---------    ---------    ---------

                                   (Continued)

                     PROCARE AMERICA, INC. AND SUBSIDIARIES
        (FORMERLY KNOWN AS ROYAL EQUITY EXCHANGE, INC. AND SUBSIDIARIES)
                         A DEVELOPMENT STAGE ENTERPRISE
                         ------------------------------

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
      --------------------------------------------------------------------

                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
       AND THE PERIOD FROM SEPTEMBER 22, 1993 (INCEPTION) TO JUNE 30, 1999
       -------------------------------------------------------------------

                                                                                        COMMON STOCK        ADDITIONAL
                                   PREFERRED STOCK            COMMON STOCK          (PAID NOT YET ISSUED)     PAID-IN
                                 SHARES      AMOUNTS       SHARES      AMOUNTS       SHARES      AMOUNTS      CAPITAL
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------
BALANCE,
  JUNE 30, 1995                        0    $       0    3,187,085    $   3,187            0    $       0    $ 530,755

Conversion of notes
  payable and accrued
  interest to common
  stock during July, 1995
  to February 7, 1996
  - $ .50 per share                    0            0      467,899          468            0            0      233,482

Sale of common stock in
  November, 1995 - $1.00
  per share                            0            0       17,500           18            0            0       17,482

Exercise of warrants                   0            0      400,000          400            0            0       39,600

Common stock retired
  in conjunction with
  exercise of warrants                 0            0      (16,000)         (16)           0            0      (15,984)

Effects of reverse
  purchase acquisition
  merger effective
  February 7, 1996                     0            0      549,779          550            0            0         (550)

Conversion of notes
  payable and accrued
  interest to common
  stock during February 8,
  1996 to March, 1996 -
  $ .50 per share                      0            0       53,150           53            0            0       26,522


[WIDE TABLE CONTINUED FROM ABOVE]


                                ACCUMULATED
                               DEFICIT DURING
                                DEVELOPMENT           TREASURY
                                   STAGE        SHARES       AMOUNTS      TOTAL
                                 ---------    ---------    ---------    ---------
BALANCE,
  JUNE 30, 1995                 $ (730,732)           0    $       0    $(196,790)

Conversion of notes
  payable and accrued
  interest to common
  stock during July, 1995
  to February 7, 1996
  - $ .50 per share                      0            0            0      233,950

Sale of common stock in
  November, 1995 - $1.00
  per share                              0            0            0       17,500

Exercise of warrants                     0            0            0       40,000

Common stock retired
  in conjunction with
  exercise of warrants                   0            0            0      (16,000)

Effects of reverse
  purchase acquisition
  merger effective
  February 7, 1996                       0            0            0            0

Conversion of notes
  payable and accrued
  interest to common
  stock during February 8,
  1996 to March, 1996 -
  $ .50 per share                        0            0            0       26,575

                                   (Continued)

                     PROCARE AMERICA, INC. AND SUBSIDIARIES
        (FORMERLY KNOWN AS ROYAL EQUITY EXCHANGE, INC. AND SUBSIDIARIES)
                         A DEVELOPMENT STAGE ENTERPRISE
                         ------------------------------

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
      --------------------------------------------------------------------

                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
       AND THE PERIOD FROM SEPTEMBER 22, 1993 (INCEPTION) TO JUNE 30, 1999
       -------------------------------------------------------------------

                                                                                       COMMON STOCK        ADDITIONAL
                                  PREFERRED STOCK            COMMON STOCK          (PAID NOT YET ISSUED)     PAID-IN
                                SHARES      AMOUNTS       SHARES      AMOUNTS       SHARES      AMOUNTS      CAPITAL
                              ---------    ---------    ---------    ---------    ---------    ---------    ---------
Issuance of preferred
  Stock on March 1,
  1996 (See Note 8)           5,000,000     $  5,000            0    $       0            0    $       0    $  (5,000)

Sale of common stock in
  March, 1996 - $ .87
  per share                           0            0       52,000           52            0            0       44,948

Common stock issued
  for services in March,
  1996 - $1.00 per share              0            0       26,000           26            0            0       25,974

Sale of common stock
  in March, 1996 - $1.00
  per share                           0            0      152,500          152            0            0      152,348

Sale of common stock
  in June, 1996 - $1.00
  Per share                           0            0       65,000           65            0            0       64,935

Offering costs                        0            0            0            0            0            0     (328,025)

Net loss                              0            0            0            0            0            0            0
                              ---------    ---------    ---------    ---------    ---------    ---------    ---------

BALANCE,
  JUNE 30, 1996               5,000,000        5,000    4,954,913        4,955            0            0      786,487

Cancellation of
  preferred stock
  previously authorized
  in 1996                    (5,000,000)      (5,000)           0            0            0            0        5,000


[WIDE TABLE CONTINUED FROM ABOVE]

                                ACCUMULATED
                               DEFICIT DURING
                                DEVELOPMENT           TREASURY
                                   STAGE        SHARES       AMOUNTS      TOTAL
                                 ---------    ---------    ---------    ---------
Issuance of preferred
  Stock on March 1,
  1996 (See Note 8)              $       0            0    $       0    $       0

Sale of common stock in
  March, 1996 - $ .87
  per share                              0            0            0       45,000

Common stock issued
  for services in March,
  1996 - $1.00 per share                 0            0            0       26,000

Sale of common stock
  in March, 1996 - $1.00
  per share                              0            0            0      152,500

Sale of common stock
  in June, 1996 - $1.00
  Per share                              0            0            0       65,000

Offering costs                           0            0            0     (328,025)

Net loss                          (351,602)           0            0     (351,602)
                                 ---------    ---------    ---------    ---------

BALANCE,
  JUNE 30, 1996                 (1,082,334)           0            0     (285,892)

Cancellation of
  preferred stock
  previously authorized
  in 1996                                0            0            0            0

                                   (Continued)

                     PROCARE AMERICA, INC. AND SUBSIDIARIES
        (FORMERLY KNOWN AS ROYAL EQUITY EXCHANGE, INC. AND SUBSIDIARIES)
                         A DEVELOPMENT STAGE ENTERPRISE
                         ------------------------------

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
      --------------------------------------------------------------------

                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
       AND THE PERIOD FROM SEPTEMBER 22, 1993 (INCEPTION) TO JUNE 30, 1999
       -------------------------------------------------------------------

                                                                                       COMMON STOCK        ADDITIONAL
                                  PREFERRED STOCK            COMMON STOCK          (PAID NOT YET ISSUED)     PAID-IN
                                SHARES      AMOUNTS       SHARES      AMOUNTS       SHARES      AMOUNTS      CAPITAL
                              ---------    ---------    ---------    ---------    ---------    ---------    ---------
Common stock issued
  for services in August,
  1996 - $ .50 per share              0    $      0       678,000    $     678            0    $       0    $ 338,322

Sale of common stock in
  August, 1996 - $ .50
  per share                           0            0       10,000           10            0            0        4,990

Sale of common stock in
  November, 1996 - $ .50
  per share                           0            0       50,000           50            0            0       24,950

Offering costs                        0            0            0            0            0            0      (53,000)

Issuance of warrants
  for consulting services
  in February and March
  1997                                0            0            0            0            0            0       67,000

Common stock to be
  Issued for lease in
  May, 1997                           0            0            0            0            0            0       15,900

Net loss                              0            0            0            0            0            0            0
                              ---------    ---------    ---------    ---------    ---------    ---------    ---------

BALANCE,
  JUNE 30, 1997                       0            0    5,692,913        5,693            0            0    1,189,649

Common stock issued
  for services in February
  and May 1998 - $ .25
  per share                           0            0      620,000          620            0            0      154,380


[WIDE TABLE CONTINUED FROM ABOVE]

                                ACCUMULATED
                               DEFICIT DURING
                                DEVELOPMENT           TREASURY
                                   STAGE        SHARES       AMOUNTS      TOTAL
                                 ---------    ---------    ---------    ---------
Common stock issued
  for services in August,
  1996 - $ .50 per share        $        0            0    $       0    $ 339,000

Sale of common stock in
  August, 1996 - $ .50
  per share                              0            0            0        5,000

Sale of common stock in
  November, 1996 - $ .50
  per share                              0            0            0       25,000

Offering costs                           0            0            0      (53,000)

Issuance of warrants
  for consulting services
  in February and March
  1997                                   0            0            0       67,000

Common stock to be
  Issued for lease in
  May, 1997                              0            0            0       15,900

Net loss                          (373,792)           0            0     (373,792)
                                 ---------    ---------    ---------    ---------

BALANCE,
  JUNE 30, 1997                 (1,456,126)           0            0     (260,784)

Common stock issued
  for services in February
  and May 1998 - $ .25
  per share                              0            0            0      155,000

                                   (Continued)

                     PROCARE AMERICA, INC. AND SUBSIDIARIES
        (FORMERLY KNOWN AS ROYAL EQUITY EXCHANGE, INC. AND SUBSIDIARIES)
                         A DEVELOPMENT STAGE ENTERPRISE
                         ------------------------------

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
      --------------------------------------------------------------------

                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
       AND THE PERIOD FROM SEPTEMBER 22, 1993 (INCEPTION) TO JUNE 30, 1999
       -------------------------------------------------------------------

                                                                                               COMMON STOCK        ADDITIONAL
                                          PREFERRED STOCK            COMMON STOCK          (PAID NOT YET ISSUED)     PAID-IN
                                        SHARES      AMOUNTS       SHARES      AMOUNTS       SHARES      AMOUNTS      CAPITAL
                                      ---------    ---------    ---------    ---------    ---------    ---------    ---------
Warrants exercised
  during the year - $ .25
  - $ .75 per share                           0    $       0      500,000    $     500            0    $       0    $ 124,500

Detachable warrants
  exercised relating to
  notes payable during the
   year, $ .75 per share                      0            0       60,000           60            0            0       44,940

Warrants exercised in
  February 1998 - $ .25                       0            0            0            0      150,000          150       37,350

Treasury stock purchased
  in April and May 1998 -
  $ .20 per share                             0            0            0            0            0            0            0

Conversion of notes payable
  and accrued interest in
  May and June 1998 - $ .50
  per share, see correction
  below                                       0            0      245,913          246            0            0      123,648

Conversion of notes payable
  and accrued interest in
  June 1998 - $ .50 per
  share                                       0            0            0            0       21,056           21       10,507

Additional common shares
  recorded to correct previous
  conversion of note payable
  in June 1998 - $ .50 per
  share                                       0            0            0            0        1,875            2            0

Net loss for the year                         0            0            0            0            0            0            0
                                      ---------    ---------    ---------    ---------    ---------    ---------    ---------

BALANCE,
  JUNE 30, 1998                               0            0    7,118,826        7,119      172,931          173    1,684,974

[WIDE TABLE CONTINUED FROM ABOVE]

                                ACCUMULATED
                               DEFICIT DURING
                                DEVELOPMENT           TREASURY
                                   STAGE        SHARES       AMOUNTS      TOTAL
                                 ---------    ---------    ---------    ---------
Warrants exercised
  during the year - $ .25
  - $ .75 per share              $       0            0     $      0  $   125,000

Detachable warrants
  exercised relating to
  notes payable during the
   year, $ .75 per share                 0            0            0       45,000

Warrants exercised in
  February 1998 - $ .25                  0            0            0       37,500

Treasury stock purchased
  in April and May 1998 -
  $ .20 per share                        0     (125,000)     (25,000)     (25,000)

Conversion of notes payable
  and accrued interest in
  May and June 1998 - $ .50
  per share, see correction
  below                                  0            0            0      123,894

Conversion of notes payable
  and accrued interest in
  June 1998 - $ .50 per
  share                                  0            0            0       10,528

Additional common shares
  recorded to correct previous
  conversion of note payable
  in June 1998 - $ .50 per
  share                                  0            0            0            2

Net loss for the year             (534,863)           0            0     (534,863)
                                 ---------    ---------    ---------    ---------

BALANCE,
  JUNE 30, 1998                 (1,990,989)    (125,000)     (25,000)    (323,723)

                                   (Continued)

                     PROCARE AMERICA, INC. AND SUBSIDIARIES
        (FORMERLY KNOWN AS ROYAL EQUITY EXCHANGE, INC. AND SUBSIDIARIES)
                         A DEVELOPMENT STAGE ENTERPRISE
                         ------------------------------

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
      --------------------------------------------------------------------

                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
       AND THE PERIOD FROM SEPTEMBER 22, 1993 (INCEPTION) TO JUNE 30, 1999
       -------------------------------------------------------------------

                                   (CONTINUED)

                                                                                               COMMON STOCK        ADDITIONAL
                                          PREFERRED STOCK            COMMON STOCK          (PAID NOT YET ISSUED)     PAID-IN
                                        SHARES      AMOUNTS       SHARES      AMOUNTS       SHARES      AMOUNTS      CAPITAL
                                      ---------    ---------    ---------    ---------    ---------    ---------    ---------
Common stock issued
  for services in October
  and February 1999 -
  $ .25 per share                             0            0      404,101          404            0            0      100,621

Conversion of notes
  payable and accrued
  interest in February to
  April 1999 - $ .50 - $ .60
  per share                                   0            0      292,765          293            0            0      171,256

Detachable warrants exercised
  relating to notes payable
  during the year, $ .75 - $1.00
  per share                                   0            0            0            0       40,000           40       32,460

Conversion of notes
  payable and accrued
  interest during the
  year - $ .50 - $1.00
  per share                                   0            0            0            0      682,862          683      345,748

Net loss for the year                         0            0            0            0            0            0            0
                                      ---------    ---------    ---------    ---------    ---------    ---------    ---------

BALANCE
  JUNE 30, 1999                               0    $       0    7,815,692    $   7,816      895,793    $     896  $ 2,335,059
                                      =========    =========    =========    =========    =========    =========    =========


[WIDE TABLE CONTINUED FROM ABOVE]

                                ACCUMULATED
                               DEFICIT DURING
                                DEVELOPMENT           TREASURY
                                   STAGE        SHARES       AMOUNTS      TOTAL
                                 ---------    ---------    ---------    ---------
Common stock issued
  for services in October
  and February 1999 -
  $ .25 per share                        0            0            0      101,025

Conversion of notes
  payable and accrued
  interest in February to
  April 1999 - $ .50 - $ .60
  per share                              0            0            0      171,549

Detachable warrants exercised
  relating to notes payable
  during the year, $ .75 - $1.00
  per share                              0            0            0       32,500

Conversion of notes
  payable and accrued
  interest during the
  year - $ .50 - $1.00
  per share                              0            0            0      346,431

Net loss for the year             (568,736)           0            0     (568,736)
                                 ---------    ---------    ---------    ---------

BALANCE
  JUNE 30, 1999                $(2,559,725)    (125,000)   $ (25,000)   $(240,954)
                                 =========    =========    =========    =========

                 See Notes to Consolidated Financial Statements

                     PROCARE AMERICA, INC. AND SUBSIDIARIES
        (FORMERLY KNOWN AS ROYAL EQUITY EXCHANGE, INC. AND SUBSIDIARIES)
                         A DEVELOPMENT STAGE ENTERPRISE
                         ------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                           INCREASE (DECREASE) IN CASH
                           ---------------------------

                                                                                                          PERIOD FROM
                                                                          FOR THE YEARS ENDED          SEPTEMBER 22, 1993
                                                                                JUNE 30,                  (INCEPTION)
                                                                      -----------------------------       TO JUNE 30,
                                                                         1999              1998              1999
                                                                      -----------       -----------       -----------
Cash flows from operating activities:
    Net loss                                                          $  (568,736)      $  (534,863)      $(2,559,725)
    Adjustments to reconcile net loss to net
      cash flows used in operating activities:
        Forgiveness of debt and accrued interest                          (89,652)                0           (89,652)
        Depreciation and amortization                                       4,165             4,377            53,991
        Loss on disposal/abandonment of fixed assets                            0                 0            43,445
        Accounts receivable                                               (10,454)                0           (10,454)
        Prepaid expenses                                                     (225)           13,264            14,115
        Other assets                                                            0                 0             1,357
        Accounts payable                                                   38,458           (38,853)           91,052
        Accrued expenses                                                   60,015            45,186           118,358
        Common stock and warrants issued for
          accrued interest and services                                   110,705           159,040           454,262
                                                                      -----------       -----------       -----------
            Net cash flows used in operating activities                  (455,724)         (351,849)       (1,883,251)
                                                                      -----------       -----------       -----------

Cash flows from investing activities:
    Purchases of property and equipment                                   (10,615)                0          (108,055)
    Other                                                                       0                 0            (4,379)
                                                                      -----------       -----------       -----------
            Net cash flows used in investing activities                   (10,615)                0          (112,434)
                                                                      -----------       -----------       -----------

Cash flows from financing activities:
    Proceeds from sale of common stock,
      net of offerings costs                                                    0                 0           609,975
    Proceeds from notes payable-other                                      32,000            20,500            93,500
    Payment on notes payable - other                                            0           (21,000)          (21,000)
    Proceeds from exercise of warrants                                     32,500           207,500           264,000
    Proceeds from notes payable - stockholders                            485,800           257,684         1,169,434
    Payments on notes payable - stockholders                              (60,859)          (80,592)         (146,451)
    Proceeds from (payments on) notes
      payable - bank                                                      (15,000)                0            67,820
    Purchase of treasury stock                                                  0           (25,000)          (25,000)
                                                                      -----------       -----------       -----------
            Net cash flows provided by financing activities               474,441           359,092         2,012,278
                                                                      -----------       -----------       -----------

Net increase in cash                                                        8,102             7,243            16,593

Cash, Beginning of Period                                                   8,491             1,248                 0
                                                                      -----------       -----------       -----------

Cash, End of Period                                                   $    16,593       $     8,491       $    16,593
                                                                      ===========       ===========       ===========

Supplement disclosures of cash flow information:
    Cash paid during the periods for interest                         $    36,268       $    21,327       $    76,311
                                                                      ===========       ===========       ===========

                 See Notes to Consolidated Financial Statements.

                     PROCARE AMERICA, INC. AND SUBSIDIARIES
        (FORMERLY KNOWN AS ROYAL EQUITY EXCHANGE, INC. AND SUBSIDIARIES)
                         A DEVELOPMENT STAGE ENTERPRISE
                         ------------------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                -------------------------------------------------


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
---------------------------------------------------------------------

During 1999, $101,025 of common stock was issued in exchange for consulting services. In addition, $508,300 of notes payable plus $9,680 of accrued interest were converted into 975,627 shares of common stock.

During 1998, $155,000 of common stock was issued in exchange for consulting services. In addition, $130,384 of notes payable plus $4,040 of accrued interest were converted into 268,844 shares of common stock.

During 1997, $272,000 of common stock was issued in exchange for consulting services and payroll of which $211,000 was accrued and included in accounts payable at June 30, 1996 and $53,000 was charged to offering costs. During the same year, the Company issued $67,000 of stock warrants for consulting services. In addition, the Company recorded shares to be issued to additional paid in capital in exchange for facility rent valued at $15,900 pursuant to a lease agreement entered into in May 1997.




                 See Notes to Consolidated Financial Statements.

                     PROCARE AMERICA, INC. AND SUBSIDIARIES
        (FORMERLY KNOWN AS ROYAL EQUITY EXCHANGE, INC. AND SUBSIDIARIES)
                         A DEVELOPMENT STAGE ENTERPRISE
                         ------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
       AND THE PERIOD FROM SEPTEMBER 22, 1993 (INCEPTION) TO JUNE 30, 1999
       -------------------------------------------------------------------


NOTE 1 - UNCERTAINTY - GOING CONCERN
------------------------------------

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses in 1999 of $568,736 and in 1998 of $534,863, and has incurred losses since inception of $2,559,725.

The Company commenced treatment of patients in their homes on March 2, 1994 and had opened two infusion therapy centers during 1995, one of which remains in operation at June 30,1996. This was closed in 1997. However, in May 1997, the Company opened a home health care facility, which was eventually closed in April 2000. The continuation of the Company as a going concern is dependent upon a variety of factors including, but not limited to, increasing patient service revenue, obtaining profitable operations and raising significant short and long-term working capital. Management intends to continue to pursue various short and long-term financing arrangements, including, but not limited to, loans from officers and directors of the Company, enhancing and increasing the Company's existing line-of-credit and banking facilities, and the procuring of working capital through the private or public placement of the Company's debt or equity securities. Such funds are expected to meet the Company's working capital needs for 2000. No assurance can be given, however, that any such funds will be available to the Company when needed or will be available on terms and conditions favorable or acceptable to the Company. The consolidated financial statements do not include any adjustments related to the recoverability or reclassification of assets or the amounts of liabilities that might result should the Company be unable to continue as a going concern.


NOTE 2 - GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------------------------

ORGANIZATION
------------
Procare America, Inc. (PAI) is a development stage enterprise and was incorporated in Minnesota on September 22, 1993. On September 27, 1993, the Company acquired Caring Health Support Professionals, Inc. (CHSP) in a business combination accounted for in a manner similar to a pooling of interests. CHSP, which is in the business of home health care, specializing in, but not limited to, the provision of infusion therapies, became a wholly-owned subsidiary through the exchange of 1,300,000 shares of the Company's common stock for $13,000 and all of the outstanding stock of CHSP. While CHSP was incorporated in Florida on November 16, 1992, CHSP did not have any activity until September 27, 1993. CHSP had an operational infusion therapy center in Bonita Springs, Florida. This center was closed during fiscal 1997. In May 1997, the Company opened a home health care facility in Ft. Myers, Florida, which was eventually closed in April 2000.

Effective December 29, 1995, PROCARE AMERICA, INC. (REE), a publicly held corporation, completed a 40-for-1 reverse split of its common stock shares with the result that there were issued and outstanding 1,449,779 shares. Also, on December 29, 1995, REE transferred all of the issued and outstanding shares of SCR Coaches, Inc., a wholly owned subsidiary, to Robert Slominski for 900,000 post-split shares with the result that there were 549,779 shares of REE outstanding. Effective February 7, 1996,

                     PROCARE AMERICA, INC. AND SUBSIDIARIES
        (FORMERLY KNOWN AS ROYAL EQUITY EXCHANGE, INC. AND SUBSIDIARIES)
                         A DEVELOPMENT STAGE ENTERPRISE
                         ------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
       AND THE PERIOD FROM SEPTEMBER 22, 1993 (INCEPTION) TO JUNE 30, 1999
       -------------------------------------------------------------------


NOTE 2 - GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------------------------
(CONTINUED)
-----------

ORGANIZATION (CONTINUED)
------------------------
PAI merged with REE. Pursuant to the merger agreement, PAI stockholders exchanged all of their outstanding stock of PAI for 4,056,484 shares of REE common stock. Immediately following the exchange, 88.1% of the REE stock outstanding was held by former PAI stockholders. Accordingly, for financial statement purposes, the transaction has been accounted for as if PAI, had acquired REE. The consolidated financial statements present operations of PAI from inception and include REE's operations only from the date of acquisition.

Historical combined proforma financial information for PAI and REE for periods prior to the merger has not been provided because such information is not material to an understanding of the current or future operations, since the results of operations of REE include transactions and activities not expected to recur subsequent to the merger.

On March 1, 1996, REE issued 5,000,000 preferred stock shares to the President and secretary of the Company for joint ownership. The preferred shares are not transferable and do not share in the earnings of the Company or distributions upon liquidation.

During 1997, certain of the shareholders of the Company were not satisfied with the performance of the Company and sought a change in the Company's board of directors and management. Responding to pressures from these Company shareholders, the President, by letter dated January 29, 1997, tendered his resignation as a Director of the Company, Chairman of the Board, President and Chief Executive Officer of the Company and all positions with subsidiaries of the Company.

Pursuant to a letter dated January 29, 1997, the former Chairman of the Board of the Company surrendered to the Company, for cancellation, any rights he may have possessed to have 5,000,000 shares of preferred stock of the Company issued to him in March 1996 (see above). At a meeting of the Board of Directors of the Company held on February 11, 1997, the Board of Directors accepted the surrender by the former President of his rights to have 5,000,000 shares of preferred stock of the Company issued to him. Additionally, the Board authorized the payment of $5,000 to the former President and his wife and a former officer and director of the Company, as consideration for a written agreement from them (1) providing the Company with a general release, (2) acknowledging and reaffirming the surrender by them to the Company of any right they may have held to have 5,000,000 shares of preferred stock of the Company issued to one or both of them, and (3) agreeing to assist and cooperate with the Company by returning to the Company all its corporate documents and providing the Company with all requested information.

                     PROCARE AMERICA, INC. AND SUBSIDIARIES
        (FORMERLY KNOWN AS ROYAL EQUITY EXCHANGE, INC. AND SUBSIDIARIES)
                         A DEVELOPMENT STAGE ENTERPRISE
                         ------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
       AND THE PERIOD FROM SEPTEMBER 22, 1993 (INCEPTION) TO JUNE 30, 1999
       -------------------------------------------------------------------


NOTE 2 - GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------------------------
(CONTINUED)
-----------

At the Board of Directors meeting held on February 19,1997, the Board authorized the retention of a medical management service to manage the day to day affairs of the Company, under the supervision of the Board of Directors, pursuant to the terms of an engagement letter which sets forth the duties to be performed. The long-term goals to be accomplished by the medical management service are to organize the books and records of the Company, assist the Company in its fund-raising efforts, retain competent personnel to provide medical services to patients of the Company, advise the Company on recommended actions to return the Company to a fully operational status and explore possible acquirers for the Company should this be in the best interest of the shareholders.

In January 1998, The Company was sued by the former President and his spouse for compensation allegedly due to them for services rendered to the Company. The lawsuit was settled under an agreement entered into by the parties. Among other things, this agreement called for the Company to purchase back, in installments over a period of time, common shares of the Company owned by the former President and his spouse. As of the issuance date of these consolidated financial statements, the Company failed to complete the installment purchase of the common shares owned by the former President and his spouse and pursuant to the terms of the settlement agreement, the common shares not purchased by the Company were returned to the former President and his spouse. Total payments made by the Company in connection with this agreement was $25,000.

In September 1998, the Company changed its name to ProCare America, Inc.

ProCare America, Inc. is a development stage company focused on the healthcare field. In May of 1997 the Company entered into a lease agreement for new office space as part of a restructuring/reorganizing plan. As of July 1, 1997, the build-out of this office as an infusion therapy center and pharmacy was well under way. Management had begun the task of interviewing personnel for operations. During this time it was clear that there was inadequate working capital and hiring was deferred. It was also clear that the infusion therapy concept was not a viable option for the Company to pursue at this time because of increased competition by major healthcare providers in this market. Also there was no working capital to activate the pharmacy, which was primarily designated to support the infusion therapy. In October 1997, the Board was reorganized and hired operating management to replace the transition Board and the outside consultants. In December 1997, management hired a licensed medical professional to organize operations under the Company's Home Health Agency License. It was quickly discovered that the Company's license (under Caring Health, Inc.) had been terminated by the Agency for Healthcare Administration (State of Florida) as a result of compliance actions not fulfilled by previous operating management (previous to transition Officers and Directors). In February 1998, the companies Caring Health Support Professionals, Inc., Caring Health, Inc., and Southwest Florida Health Centers, Inc. were administratively dissolved. Also in February 1998, ProCare Home Health, Inc. was incorporated as a Florida corporation to become the operating entity under ProCare of America, Inc. On May 22, 1998, the Company received its new Home Health Agency license. The interim months had been occupied with developing compliance protocols, operating manuals and the hiring of licensed personnel. In June

                     PROCARE AMERICA, INC. AND SUBSIDIARIES
        (FORMERLY KNOWN AS ROYAL EQUITY EXCHANGE, INC. AND SUBSIDIARIES)
                         A DEVELOPMENT STAGE ENTERPRISE
                         ------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
       AND THE PERIOD FROM SEPTEMBER 22, 1993 (INCEPTION) TO JUNE 30, 1999
       -------------------------------------------------------------------


NOTE 2 - GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------------------------
(CONTINUED)
-----------

1998, the Company began treating patients as a home health agency. The continuing nature of the business of the Company was to provide nursing (RN's and LPN's) and assisted nursing (CNA's) to individual patients in their homes and/or nursing and assisted nursing staffing to local hospitals, retirement facilities (ALF's) and nursing homes. The latter services were provided under contract with the respective facility. The business of the Company was conducted on a completely private basis. The Company did not have the financial resources to apply for accreditation to become a preferred insurance provider or a Medicare provider. In April 2000, the business of Procare Home Health, Inc. was closed down. The Company is aggressively seeking potential buyers and /or mergers with an operating entity. See Note 14 - Subsequent Events regarding new merger agreement.

PRINCIPLES OF CONSOLIDATION
---------------------------
The accompanying consolidated financial statements include the accounts of PROCARE AMERICA, INC. (the Company) and its wholly-owned subsidiary Procare Home Health, Inc. (PHH). The Companies previously wholly owned subsidiaries Caring Health Support Professionals, Inc. Caring Health, Inc., and Southwest Florida Health Centers, Inc. were administratively dissolved in February 1998. All fiscal 1998 transactions relating to these closed entities were transferred to PHH in February 1998.

PERVASIVENESS OF ESTIMATED
--------------------------
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NET PATIENT SERVICE REVENUE
---------------------------
Patient service revenue is reported at the estimated net realizable amounts from patients, third-party payers and others for services rendered.

PROPERTY AND EQUIPMENT
----------------------
Property and equipment are stated at cost. Depreciation is provided for on a straight-line basis over the assets' estimated useful lives of five to ten years for equipment and over the terms of the related leases for leasehold improvements. Depreciation expense for the years ended June 30, 1999 and June 30, 1998 were $4,165 and $4,377.

ADVERTISING COSTS
-----------------
Advertising costs are expensed as incurred. Total advertising expense for fiscal 1999 and 1998 was $12,275 and $5,292, respectively.

                     PROCARE AMERICA, INC. AND SUBSIDIARIES
        (FORMERLY KNOWN AS ROYAL EQUITY EXCHANGE, INC. AND SUBSIDIARIES)
                         A DEVELOPMENT STAGE ENTERPRISE
                         ------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
       AND THE PERIOD FROM SEPTEMBER 22, 1993 (INCEPTION) TO JUNE 30, 1999
       -------------------------------------------------------------------


NOTE 2 - GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------------------------
(CONTINUED)
-----------

STOCK-BASED COMPENSATION
------------------------
The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB No. 25), and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123.

The Company follows SFAS No. 123 in accounting for stock options issued to non-employees.

NET LOSS PER COMMON SHARE
-------------------------
Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Fully diluted and primary earnings per common share are the same amounts for each of the periods presented. In loss periods, dilative common equivalent shares are excluded as the effect would be anti-dilutive.

INCOME TAXES
------------
The Company has implemented Statement of Financial Accounting Standards No. 109 "ACCOUNTING FOR INCOME TAXES". The Company accounts for income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates applied to taxable income. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred income tax assets when it is more likely than not that the asset will not be realized.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------
The Company's financial instruments include cash and long-term debt. The carrying value of the Company's long-term obligations approximates fair value based upon borrowing rates currently available to the Company for borrowings with comparable maturities.

                     PROCARE AMERICA, INC. AND SUBSIDIARIES
        (FORMERLY KNOWN AS ROYAL EQUITY EXCHANGE, INC. AND SUBSIDIARIES)
                         A DEVELOPMENT STAGE ENTERPRISE
                         ------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
       AND THE PERIOD FROM SEPTEMBER 22, 1993 (INCEPTION) TO JUNE 30, 1999
       -------------------------------------------------------------------


NOTE 3 - INCOME TAXES
---------------------

At June 30, 1999, the Company has operating loss carryforwards for tax purposes of approximately $2,285,000, which expire through 2012. In addition, for tax purposes, the Company has elected to defer and amortize in future periods certain start-up costs amounting to approximately $200,000 at June 30, 1999. The Company has fully reserved the tax benefit of the operating loss carryforwards and the temporary difference related to deferred costs because the likelihood of realization of the benefit cannot be established.

The Internal Revenue Code contains provisions, which may limit the operating loss carryforwards available if significant changes in stockholder ownership of the Company occurs.


NOTE 4 - LEASES
---------------

The Company entered into a non-cancelable lease agreement for office space in Bonita Springs, Florida. This lease expired April 30, 1999, and required the Company to pay base rents plus common area maintenance costs. Base rents include annual escalation clauses. In 1997, this lease agreement was canceled. In May 1997, the Company entered into a three-year lease agreement for office space located in Fort Myers, Florida. The Company agreed to issue 75,000 shares of common stock to the lessor for the first year of rent payments commencing on May 1, 1997 and certain leasehold improvements to be completed by the lessor. The Company actually issued such shares of common stock in February 1998. The monthly rent payments agreed to for the second year and third year were $1,109 and $1,165 respectively. At June 30, 1997, the Company recorded prepaid rent (net of two months of amortization) totaling $13,250 based upon the fair rental value for the first year of the lease term. During 1998, the Company fully amortized this prepaid amount and the Company owed back rents of $1,551 and $2,867 at June 30, 1999 and 1998 which was included in accounts payable in the accompanying consolidated financial statements.

Future minimum lease payments are as follows:

       YEARS ENDING
          JUNE 30,
       ------------
          2000                                         $      15,510
                                                       =============


Rent expense including common area maintenance costs for the year ended June 30, 1999 and June 30, 1998 was $25,664 and $16,773. As of June 30, 1997 the Company
owed back rents relating to the Bonita Springs lease totaling $3,796, which was included in accounts payable at year-end. This payable amount was paid off in October 1997.

                     PROCARE AMERICA, INC. AND SUBSIDIARIES
        (FORMERLY KNOWN AS ROYAL EQUITY EXCHANGE, INC. AND SUBSIDIARIES)
                         A DEVELOPMENT STAGE ENTERPRISE
                         ------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
       AND THE PERIOD FROM SEPTEMBER 22, 1993 (INCEPTION) TO JUNE 30, 1999
       -------------------------------------------------------------------


NOTE 5 - NOTES PAYABLE
----------------------

NOTES PAYABLE - BANK
--------------------
At June 30, 1995, the Company had two $50,000 notes payable - bank which bear interest payable monthly at the rate of 11.5% and were due September 9, 1995. The notes payable are secured by all of the assets of the Company.

During 1996, these notes were renegotiated however; these notes were in default at June 30, 1997. Consequently, these notes were classified as current liabilities in the accompanying consolidated financial statements. These two notes were settled with the bank during fiscal 1998 for $15,000 plus attorney fees. Thus, the remaining principal of $67,820 and related accrued interest of $21,832 was reflected as forgiveness of debt in the accompanying consolidated financial statements.

Notes payable - bank at June 30, 1999 and 1998 were as follows:

                                                                 JUNE 30,
                                                          ---------------------
                                                            1999         1998
                                                          --------     --------
      Note payable to bank, 11.5% interest, payable
        payable in monthly principal installments of
        $1,389, plus interest through October, 1998.      $      0     $ 37,820

      Note payable to bank, interest at prime plus
        2.5% (8.5% at June 30, 1998), interest payable
        monthly, principal due October, 1998.                    0       45,000
                                                          --------     --------

                                                          $      0     $ 82,820
                                                          ========     ========


                                                                 JUNE 30,
                                                          ---------------------
                                                            1999         1998
                                                          --------     --------
NOTES PAYABLE - OTHER
---------------------
Notes payable - Other at June 30, 1999 and 1998 were as follows:

      Notes payable to individuals and a corporation,
        unsecured, 10% interest, principal and
        accrued interest due at maturity, convertible
        option into common stock at $ .50 per share
        prior to maturity date, warrants issued to
        purchase common stock equal to principal
        amount of note. First year warrant price at
        $ .75 per share, second year warrant price at
        $1.00, original maturity ranges from March
        1998 - March 1999. All notes maturing but not
        converted during fiscal 1998 year were
        extended one year.                                $  5,000     $ 30,500

                     PROCARE AMERICA, INC. AND SUBSIDIARIES
        (FORMERLY KNOWN AS ROYAL EQUITY EXCHANGE, INC. AND SUBSIDIARIES)
                         A DEVELOPMENT STAGE ENTERPRISE
                         ------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
       AND THE PERIOD FROM SEPTEMBER 22, 1993 (INCEPTION) TO JUNE 30, 1999
       -------------------------------------------------------------------


NOTE 5 - NOTES PAYABLE (CONTINUED)
----------------------------------
                                                                 JUNE 30,
                                                          ---------------------
                                                            1999         1998
                                                          --------     --------
NOTES PAYABLE - OTHER (CONTINUED)
---------------------------------
      Notes payable to individuals, unsecured, 10%
        interest, principal and accrued interest due
        at maturity, convertible option into common
        stock at $ .50 per share prior to maturity
        date, warrants issued to purchase common
        stock equal to principal amount of note.
        First year warrant price at $1.00 per share,
        second year warrant price at $1.25, maturity
        ranges from October 1999 - December 2000.           17,000            0

      Notes payable to stockholders, unsecured, 10%
        interest, principal and accrued interest due
        at maturity, convertible option into common
        stock at $ .50 per share prior to maturity
        date, warrants issued to purchase common
        stock equal to principal amount of note.
        First year warrant price at $ .75 per share,
        second year warrant price at $1.00, original
        maturity ranges from March 1998 - August
        1999. All notes maturing but not converted
        during the fiscal 1998 year were extended one
        year.                                               28,000       50,000

      Notes payable to stockholders, unsecured, 10%
        interest, principal and accrued interest due
        at maturity, convertible option into common
        stock at $ .50 per share prior to maturity
        date, warrants issued to purchase common
        stock equal to principal amount of note.
        First year warrant price at $1.00 per share,
        second year warrant price at $1.25, maturity
        ranges from December 1999 - August 2000.            40,000            0
                                                          --------     --------

          Total convertible notes                           90,000       80,500

      Notes payable to stockholder, unsecured, 12%
        interest, interest and principal due monthly,
        due May 15, 1998.  This note was in default
        at June 30, 1998.                                      849       61,708
                                                          --------     --------

                                                            90,849      142,208
                                                          --------     --------

        Less:   Current portion                            (63,849)    (142,208)
                                                          --------     --------

                Long Term portion                         $ 27,000     $      0
                                                          ========     ========

The schedule maturities of long-term debt at June 30, 1999 are as follows:

                2000                                      $ 27,000
                                                          ========

                     PROCARE AMERICA, INC. AND SUBSIDIARIES
        (FORMERLY KNOWN AS ROYAL EQUITY EXCHANGE, INC. AND SUBSIDIARIES)
                         A DEVELOPMENT STAGE ENTERPRISE
                         ------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
       AND THE PERIOD FROM SEPTEMBER 22, 1993 (INCEPTION) TO JUNE 30, 1999
       -------------------------------------------------------------------


NOTE 5 - NOTES PAYABLE (CONTINUED)
----------------------------------

Some of the convertible notes above have been converted to common stock as of the issuance date of these consolidated financial statements. $142,500 of notes payable plus $380 of accrued interest were converted into 285,760 shares of common stock subsequent to June 30, 1999 and through the issuance date of these consolidated financial statements. In addition, all the related warrants were extended to March 1, 2001.

The carrying value of notes payable - bank approximates fair value due to their interest rates reflecting rates at which the Company could currently borrow funds with similar maturities.


NOTE 6 - RELATED PARTY TRANSACTIONS
-----------------------------------

For the period from September 22, 1993 (inception) to June 30, 1999, the Company paid consulting and accounting fees of $363,114 to directors and stockholders of the Company. During 1999 and 1998, the Company paid $93,964 and $112,320 and issued common stock of $92,750 and $117,500 to stockholders of the Company. In addition, the Company issued notes to stockholders in exchange for cash in 1999 and 1998 totaling $55,000 and $163,300 (of which approximately $62,000 was liquidated) and bearing interest at 10% and 12% (See Note 5).

During 1997, the Company paid $2,730 and issued common stock of $40,000 to stockholders of the Company. In addition, the Company issued notes to stockholders in 1997 totaling $55,000 bearing interest at 10% and 12%.

During the year ended June 30, 1996, an additional $42,025 in consulting fees were paid to directors and stockholders, $70,000 of notes payable were issued to a director and stockholder, and $69,000 was accrued to stockholders and directors and subsequent to year end converted to common stock, all for services rendered to the Company related to the raising of additional equity.

During the period ended June 30, 1994, the Company purchased a vehicle from the President of the Company for $15,000, the estimated fair value of the vehicle. The President's carrying value of the vehicle was approximately $20,700, consisting of the original purchase price of $17,500 plus $3,200 of improvements to the vehicle.


NOTE 7 - MEDICARE CERTIFICATION
-------------------------------

The Company's Medicare certificate expired as of June 30,1997.


NOTE 8 - PREFERRED STOCK
------------------------

On March 1, 1996, the Company issued 5,000,000 shares of voting preferred stock to the President and secretary of the Company. These shares are not transferable and do not share in the earnings of the Company distributions upon liquidation. In 1997, these preferred stock shares were canceled pursuant to a settlement agreement with the former President.

                     PROCARE AMERICA, INC. AND SUBSIDIARIES
        (FORMERLY KNOWN AS ROYAL EQUITY EXCHANGE, INC. AND SUBSIDIARIES)
                         A DEVELOPMENT STAGE ENTERPRISE
                         ------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
       AND THE PERIOD FROM SEPTEMBER 22, 1993 (INCEPTION) TO JUNE 30, 1999
       -------------------------------------------------------------------


NOTE 9 - TREASURY STOCK
-----------------------

In 1998, the Company reacquired 125,000 shares of its common stock from the previous President and Chief Executive Officer for $25,000.


NOTE 10 - STOCKHOLDER'S EQUITY (DEFICIT)
----------------------------------------

STOCK OPTIONS AND WARRANTS
--------------------------
For options and warrants granted to employees at strike prices less than the fair market value of the underlying shares on the date of the grant, the difference in value is recognized as compensation expense. Options and warrants granted to non-employees are recognized over the related service period based on the estimated fair value of the options. There were no warrants and/or options issued to non-employees. However, the Company issued 600,000 of warrants to new Board of Directors in October 1997. Stock option and warrant transactions (exclusive of detachable warrants as discussed in Note 5 - Notes Payable) are summarized as follows:

                         YEAR ENDED JUNE 30, 1999       YEAR ENDED JUNE 30, 1998
                         ------------------------       ------------------------
                                         WEIGHTED                       WEIGHTED
                                          AVERAGE                        AVERAGE
                                         EXERCISE                       EXERCISE
                            SHARES         PRICE          SHARES          PRICE
                         ----------      --------       ---------       --------
Outstanding,
  Beginning of Period     1,300,000      $   1.19       1,500,000       $    .50
Granted                           0            --         600,000           1.75
Exercised                         0            --        (650,000)           .25
Cancelled                         0            --        (150,000)            --
                         ----------      --------      ----------       --------

Outstanding,
  End of Period           1,300,000      $   1.19       1,300,000       $   1.19
                         ==========      ========      ==========       ========

Total detachable warrants amount exercised during fiscal 1999 and 1998 were $32,500 and $45,000, respectively.

The following table summarizes information about stock options and warrants outstanding that are currently exercisable at June 30, 1999:

                OPTIONS AND WARRANTS OUTSTANDING AND EXERCISABLE
     -----------------------------------------------------------------------
                                           WEIGHTED AVERAGE
                              NUMBER          REMAINING          WEIGHTED
                        OUTSTANDING AT       CONTRACTUAL          AVERAGE
     EXERCISE PRICE      JUNE 30, 1999       LIFE (YEARS)     EXERCISE PRICE
     --------------      -------------       ------------     --------------

      $     .50              300,000             1.67          $      .50
            .75              200,000             1.67                 .75
           1.00              200,000             1.67                1.00
           1.75              600,000             1.67                1.25
                         -------------       ------------      -------------

                           1,300,000             1.67          $     1.19
                         =============       ============      =============

All stock options and warrants outstanding at June 30, 1999, expired on March 1, 2001.

                     PROCARE AMERICA, INC. AND SUBSIDIARIES
        (FORMERLY KNOWN AS ROYAL EQUITY EXCHANGE, INC. AND SUBSIDIARIES)
                         A DEVELOPMENT STAGE ENTERPRISE
                         ------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
       AND THE PERIOD FROM SEPTEMBER 22, 1993 (INCEPTION) TO JUNE 30, 1999
       -------------------------------------------------------------------


NOTE 10 - STOCKHOLDER'S EQUITY (DEFICIT) (CONTINUED)
----------------------------------------------------

The Company uses the intrinsic value method in accounting for its stock options/warrants issued to employees and thus has applied APB Opinion 25 in accounting for these common stock options/warrants and, accordingly, no compensation expense has been recognized. Had the Company recorded compensation expense based on the fair value of the common stock options and warrants, consistent with FASB Statement 123, the Company would have recorded an additional $-0- and $42,000 of compensation expense for the year ended June 30, 1999 and 1998, respectively.

The Company's net loss and loss per share would have resulted in the pro forma amounts indicated below:
                                                               PERIOD FROM
                                       FOR THE YEARS        SEPTEMBER 22, 1993
                                   ---------------------      (INCEPTION) TO
                                     1999         1998        JUNE 30, 1999
                                   --------      -------      -------------

Net loss as reported               (568,736)    (534,863)      (2,559,725)
                                   ========     ========       ==========
Net loss proforma                  (568,736)    (576,863)      (2,601,725)
                                   ========     ========       ==========
Basic net loss as reported             (.07)        (.11)            (.56)
                                   ========     ========       ==========
Per common share proforma              (.07)        (.11)            (.57)
                                   ========     ========       ==========

The fair values were estimated using the Black-Scholes Options - pricing model with the following assumptions for 1999 and 1998, respectively; expected volatility 80% and risk free rate of return 5%.


NOTE 11 - EMPLOYMENT AGREEMENT
------------------------------

If the President is terminated without cause, the Company is required to redeem the 1,300,000 shares of common stock held by the President for $5.00 per share under the terms of an employment agreement dated March 27, 1995. As mentioned in
Note 1 - Organization, the Company entered into a settlement agreement with the former President resulting in a settlement payment of $5,000 and cancellation of this employment agreement.


NOTE 12 - REGULATORY MATTERS
----------------------------

During March 2000, the Securities and Exchange Commission ("SEC") notified the Company that it has not met the reporting requirements under the Securities Exchange Act of 1934 and consequently, the Company's stock listing was taken off the over the counter bulletin board. The Company is presently in the process of rectifying this matter with the SEC.

                     PROCARE AMERICA, INC. AND SUBSIDIARIES
        (FORMERLY KNOWN AS ROYAL EQUITY EXCHANGE, INC. AND SUBSIDIARIES)
                         A DEVELOPMENT STAGE ENTERPRISE
                         ------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
       AND THE PERIOD FROM SEPTEMBER 22, 1993 (INCEPTION) TO JUNE 30, 1999
       -------------------------------------------------------------------


NOTE 12 - REGULATORY MATTERS (CONTINUED)
----------------------------------------

In addition, the Company is delinquent in paying its payroll taxes for fiscal years 1998 - 2000. Total payroll taxes in delinquency were approximately $221,000 as of the issuance date of these consolidated financial statements. Lastly, the Company has not filed with the Internal Revenue Service its annual corporation income tax returns for several years.


NOTE 13 - SUBSEQUENT EVENTS
---------------------------

In October 2001, the Board of Directors approved a merger agreement with OnQ USA, Inc ("OnQ"). Pursuant to the merger agreement, the Company would acquire all of the outstanding shares of OnQ for 19,500,000 shares of the Company's restricted common stock.

In addition, the Board of Directors approved to sell to certain individuals 3,319,790 shares of the Company's restricted common stock for $.01 per share.