Form 10-K
period 2001-06-30
PROCARE AMERICA INC
filed 2002-08-13
CIK 356870

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2001

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates as of June 30, 2001 was approximately $8,574.

         There were 10,209,485 shares of the Registrants common stock outstanding as of June 30, 2001

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

EMPLOYEES

         As of June 30, 2001, the Company and its wholly owned subsidiary ProCare Home Health, Inc. had no wage or salaried employees.


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

                                                              Price per Share
                                                              ---------------
                                                              High         Low
                                                              ----------------
Fiscal year 2000
         First Quarter (July 1, 2000
         through September 30, 2000)                          $.25        $.01

         Second Quarter (October 1, 2000
         through December 31, 2000)                           $.06        $.001

         Third Quarter (January 1, 2001
         through March 31, 2001)                              $.001       $.0001

         Fourth Quarter (April 1, 2001
         through June 30, 2001)                               $.0001      $.0001


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

                                                    Fiscal Years Ended June 30,
                                                    ---------------------------
                                                       2001             2000
                                                       ----             ----

Income Statement Data
   Net Sales                                        $       0        $  321,685
   Net Income (loss)                                $ (67,030)       $ (686,352)
Per Share Data
Net Income (loss)                                   $    (.01)       $     (.07)


                                                           As of June 30,
                                                           --------------
                                                       2001             2000
                                                       ----             ----
Balance Sheet Data
   Total Assets                                     $      138       $   11,671
   Total Liabilities                                $  586,934       $  531,437
   Stockholders' Equity (Deficit)                   $ (586,796)      $ (519,766)


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

         By letter dated February 14, 1997, Richard E. Shield, P.A. a certified public accountant, stated that he thought because of non-payment of his fees it was prudent to terminate his present engagement with the Company in light of the changes in the Company's organization and management. Mr. Shield prepared the Company's payroll tax returns and W-2's and, according to Mr. Shield's letter, provided other consultation and accounting services to the Company. In his letter to the Company, Mr. Shield indicated his willingness on being brought current on his fee payments to be re-engaged by the Company. Mr. Shield was not engaged as the Company's principal accountant to --- audit the Company's financial statement. The Company's principal accountant was Stirtz, Bernards & Company. Effective February 4, 1998 the Company entered into a letter of engagement with Wentzel, Berry & Alvarez P. A. (now known as Wentzel, Berry, Wentzel & Phillips, P. A.) as the principal audit firm. This action was ratified by the shareholders on September 16, 1998.


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

         For the year ended June 30, 2001 there was no net patient services revenue. Other revenue totaled $67, for total revenue of $67.


Accounts Payable and Receivable: Assets of the Company

         As of June 30, 2000, the Company had accounts payable of $33,899, notes payable to others of 123,000, notes payable officer and director $52,193 accrued payroll taxes of $275,946 and accrued interest of $31,399. As of June 30, 2000 total accruals and notes payable totaled $516,437. Total assets of the company were $11,671.

         As of June 30, 2001, the Company had accounts payable of $43,052, notes payable to others of $145,700, notes payable officer and director $54,112, accrued payroll taxes of $275,946 and accrued interest of $60,624. As of June 30, 2001 total accruals and notes payable totaled $586,934. Total assets of the company were $138.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         The following consolidated financial statements of the Company and its Independent Accountants' Opinion are set forth at the end of this Report:

         (i)      Consolidated Balance Sheets-as of June 30, 2001.

         (ii) Consolidated Statements of Operations, Cash Flows and Shareholders' Equity (Deficit) for the year's ended June 30, 2001.

         (iii) Notes to the Consolidated Financial Statements; and Opinion of Independent Accountants dated April 25, 2002.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         There have been no disagreements between management and the previous and current accounting firms as regards any accounting issues or financial disclosure matters.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Bearnard McClain        85            President, Director

         Kathryn McClain         77            Secretary, Director

         William Strahan         66            Director

         Joseph Ellis            56            Director

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


ITEM 11. EXECUTIVE COMPENSATION

         Current Officers                            Annual Compensation
         ----------------                            -------------------
         None


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

                                 ProCare America, Inc.
                                 (formerly known as Royal Equity Exchange, Inc.) (Registrant)

                                 By        /s/Kenneth Roko
                                    -----------------------------------
                                    Chairman of the Board

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