Form 10QSB
period 2001-09-30
PROCARE AMERICA INC
filed 2002-10-08
CIK 356870

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                 [X] Quarterly REPORT PURSUANT TO SECTION 13 or
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         There were 10,100,552 shares of the Registrants common stock outstanding as of September 30, 2001.
--------------------------------------------------------------------------------

                              PROCARE AMERICA, INC
                       INTERIM CONSOLIDATED BALANCE SHEET
                            AS OF September 30, 2001

ASSETS
                                                                     September  30, 2001  June 30, 2001
CURRENT ASSETS
    Bank                                                                   $       134    $       138


TOTAL CURRENT ASSETS                                                       $       134    $       138

ASSETS
    Fixed Assets                                                           $     1,696             --

TOTAL ASSETS                                                               $     1,830    $       138
                                                                           ===========    ===========

LIABILITIES

CURRENT LIABILITIES
    Account Payable and Accrued Liabilities                                $   591,196    $   579,434

Long Term Debt (Note 6)                                                    $     7,500    $     7,500


TOTAL LIABILITIES                                                          $   588,626    $   586,934
                                                                           ===========    ===========

                              SHAREHOLDER'S EQUITY

                                                                     September  30, 2001  June 30, 2001
SHARE CAPITAL
Authorized - 500,000,000 common shares
Issued - 10,209,485 common shares(Note7)                                   $    10,210    $    10,210
Additional paid-in capital                                                 $ 2,715,951    $ 2,715,951
Deficit                                                                     (3,313,107)    (3,313,107)

TOTAL SHAREHOLDERS EQUITY                                                  ($  586,796)   ($  586,796)
                                                                           ===========    ===========

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY                                   $     1,830    $       138
                                                                           ===========    ===========


                              PROCARE AMERICA, INC.
                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTH PERIOD ENDED September 30, 2001
                                   (UNAUDITED)

                                                          September 30, 2001  June 30, 2001
REVENUE                                                       $         --    $         67
COST OF GOODS SOLD                                            $         --    $         --
GROSS PROFIT                                                  $          0    $         67
EXPENSES
General and administrative                                          15,010    $     32,871
Interest Expense                                              $          0    $     34,226

NET LOSS                                                      ($    15,010)   ($    67,097)
                                                              ============    ============

Income per share                                                      0.00             .00

Weighted average number of Common Shares Outstanding
                                                                10,359,485      10,359,485


                              PROCARE AMERICA INC.
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTH PERIOD ENDED September 30, 2001
                                   (UNAUDITED)

                                                                            September 30, 2001 June 30, 2001
Cash flows from operating activities
    Net (loss)                                                                     (15,010)        (67,097)
    Adjustment to reconcile net income to net cash used in operating activities
    Increase (Decrease) in accounts payable                                             (4)         11,072
    Increase in Accrued Expenses                                                        --          29,225
Net cash used for operating activities                                             (15,014)         26,733

Cash flows from investing activities

Cash provided by financing activities
    Proceeds from notes payable - other                                                 --          15,200


Cash, Beginning of Period                                                         $    138        $ 11,671
Cash, End of Period                                                               $    134        $    138


                              PROCARE AMERICA, INC
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                            AS AT September 30, 2001

1. Nature of business

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

2. Summary of Significant accounting policies

    a) Basis of consolidation These consolidated financial statements include the accounts of the company and the revenues and expenses.

    b) Research and development costs. The research and development costs relate to the work done in developing an e-commerce software package and an Internet point of sale package, together with database development. These costs are written off as incurred and recorded as software development expense in the statement of operations.

    c) Capital assets Capital assets are recorded at cost less accumulated amortization. Amortization is provided as follows: Office equipment -20% diminishing balance Computer equipment -30% diminishing balance

    d) Revenue Recognition Revenue is recognized when customers are invoiced for products shipped by the company.

    e) Income per share Income per share is calculated based on the weighed average number of shares outstanding during the period.

    f) General These financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP), as they relate to these financial statements.

3. Securities Available for Sale

    None

4. Long Term Investments. The Company has made certain equity investments in other Corporations that management considers to be strategic or synergistic to the Company's growth.

5. Capital Assets

    None

6. Notes payable

    The notes payable consist of the following:

    Due Date Principal Amount Current (To April 30,2004)- in Default $ 145,700

The interest rates on the notes are at 10%.

7. Stock Options

    a)  Options to purchase shares have been issued

        Options outstanding at September 30, 2001 are 50,000 at a weighted average Exercise Price of $.50.

    b) As at September 30, 2001, 142,500 warrants were outstanding and expire through March 2002

8. Contributed surplus Contributed surplus represents the premium paid on the issuance of common shares.

9. Income taxes As at September 30, 2001 the company had a net operating loss carryover of approximately $3,000,000 expiring in various years through 2021.

10. Subsequent Events

    In October 2001, the Board of Directors approved a merger agreement with OnQ USA, Inc. ("OnQ"). Pursuant to the merger agreement, OnQ would transfer all of its stock to the Company in exchange for 19,500,000 of the Company's restricted common stock.

    In addition, the Board of Directors approved to sell to certain stockholders and individuals 3, 319,790 shares of the Company's restricted stock for $.01 per share.

ITEM 2. Management's Discussion and Analysis or Plan of Operation

    This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2001 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding business opportunities and market trends, competition, sales trends, the availability of debt and equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2001 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

 Overview
    ProCare America, Inc.'s (the "Company") objective is to create shareholder value by acquiring and/or developing operations and proprietary assets that generate sustainable revenues and which yield long-term growth potential. The Company's operations are located primarily in North America.

    The Company's management team has revised both the Company's restructuring plans and the Company's operations. Management believes the Company is now positioned to attract new investment and identify potential acquisition targets.

Three Month Period Ended September 30, 2001

    Revenues from operations for the three month period ended September 30, 2001 were $0 as compared to $67 for the three month period ended June 30, 2001, a decrease of $67. The Company's policy is to report all costs of producing its products in the period they are incurred and this negatively impacts its gross margin if corresponding revenues are not recognized in the same reporting period.

    The Company's ability to develop and market new products and product enhancements in a timely manner is subject to various factors, including the availability of adequate financial resources to support such efforts, as well as other factors outside the control of the Company. There can be no assurance that the Company will be successful in developing and marketing new products and product enhancement.

Liquidity and Capital Resources
    The Company believes, based on its currently proposed plans and assumptions relating to its existing assets, that its projected cash flows from operations, combined with borrowings and/or the sale of common stock or assets, will be sufficient to meet its operating and financing requirements through December 31, 2001. However, depending on the actual results of operations, the Company may seek to raise additional debt or equity capital through public or private financing, increase its current lending facilities, or seek project-specific financing. There can be no assurances that the Company will be successful in raising the required capital in a timely basis and/or under acceptable terms and conditions, and the Company's inability to do so may impair its ability to implement its business plan.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statements of financial position and measure them at fair value. SFAS No. 133 for its fiscal year beginning February 1,2001. The Company currently does not have any derivative instruments nor is it engaged in any hedging activities, thus the Company does not believe that implementation of SFAS No. 133 will have a material effect on its financial statement presentation and disclosures.

    In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides the Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company believes that it currently complies with the accounting and disclosures provisions described in SAB No. 101 will have a material effect on its financial statement presentation and disclosures. PART

11. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

    None

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

                             PROCARE AMERICA, INC.

Dated: July 30, 2002         By /s/ Randy Wagner
                             -------------------------------------
                             Randy Wagner, CEO

Dated: July 30, 2002         By /s/ Joseph Ellis
                             -------------------------------------
                             Joseph Ellis, President