Form 10QSB
period 2002-03-31
PROCARE AMERICA INC
filed 2002-10-08
CIK 356870

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                        [X] Quarterly REPORT PURSUANT TO
                      SECTION 13 or 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934 For the quarterly period
                              ended March 31, 2002

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         There were 10,100,552 shares of the Registrants common stock outstanding as of March 31, 2002.
--------------------------------------------------------------------------------

                              PROCARE AMERICA, INC
                       INTERIM CONSOLIDATED BALANCE SHEET
                              AS OF March 31, 2002


ASSETS
                                                                            March 31, 2002    December 31, 2001
CURRENT ASSETS
    Bank                                                                      $       172    $    12,010


TOTAL CURRENT ASSETS                                                          $       172    $    12,010

ASSETS
    Fixed Assets                                                              $     1,696    $     1,696
    Short Term Loans                                                          $   132,000    $   132,000
TOTAL ASSETS                                                                  $   133,868    $   145,705
                                                                              ===========    ===========

LIABILITIES

CURRENT LIABILITIES
    Account Payable and Accrued Liabilities                                   $   593,011    $   593,011

Long Term Debt (Note 6)                                                       $   277,000        277,000


TOTAL LIABILITIES                                                             $   870,011    $   870,011
                                                                              ===========    ===========


                              SHAREHOLDER'S EQUITY

                                                                            March 31, 2002    December 31, 2001
SHARE CAPITAL
Authorized - 500,000,000 common shares
Issued - 10,209485 common shares(Note7)                                       $    10,210    $    10,210

Deficit                                                                        (3,313,107)    (3,313,107)

TOTAL SHAREHOLDERS EQUITY                                                     ($  736,142)   ($  724,306)
                                                                              ===========    ===========

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY                                      $   133,868    $   145,705
                                                                              ===========    ===========


                              PROCARE AMERICA, INC.
                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE THREE MONTH PERIOD ENDED March 31, 2002
                                   (UNAUDITED)

                                                                   March 31, 2002   December 31, 2001

REVENUE                                                               $        --    $        --
COST OF GOODS SOLD                                                    $        --    $        --
GROSS PROFIT                                                          $         0    $         0
EXPENSES
General and administrative                                            $    17,178    $    59,879
Interest Expense                                                      $         0    $         0

NET LOSS                                                              ($   17,178)   ($   59,879)
                                                                      ===========    ===========

Income per share                                                             0.00           0.00

Weighted average number of Common Shares Outstanding
                                                                        4,467,667      4,467,667


                               PROCARE AMERICA INC
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE THREE MONTH PERIOD ENDED APRIL 30, 2002
                                   (UNAUDITED)

                                              March 31, 2002    December 31, 2001
Cash flows from operating activities
    Net (loss)                                   (17,178)            (59,879)
    Adjustment to reconcile net income to net
        cash used in operating activities
    Increase (Decrease) in accounts payable        5,340             (11,876)
    Increase in Accrued Expenses                      --                  --
Net cash used for operating activities           (11,838)            (48,003)

Cash flows from investing activities                  --                  --

Cash provided by financing activities
    Proceeds from notes payable - other               --                  --


Cash, Beginning of Period                       $ 12,010            $    134
Cash, End of Period                             $    172            $ 12,010




                              PROCARE AMERICA, INC
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF March 31, 2002

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

7. Stock Options

         a) Options to purchase shares have been issued

         Options outstanding at March 31, 2002 are 50,000 at a weighted average Exercise Price of $.50.

         b) As at March 31, 2002, 142,500 warrants were outstanding and expired on March 31, 2002

8. Contributed surplus Contributed surplus represents the premium paid on the issuance of common shares.

9. Income taxes as of March 31, 2002 the company had a net operating loss carryover of approximately $3,000,000 expiring in various years through 2021.

10. Subsequent Events

         None.

ITEM 2. Management's Discussion and Analysis or Plan of Operation

         This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding business opportunities and market trends, competition, sales trends, the availability of debt and equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

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

Three Month Period Ended March 31, 2002

         Revenues from operations for the three month period ended March 31, 2002 were $0 as compared to $0 for the three month period ended December 31, 2001. The Company's policy is to report all costs of producing its products in the period they are incurred and this negatively impacts its gross margin if corresponding revenues are not recognized in the same reporting period.

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

Liquidity and Capital Resources
         The Company believes, based on its currently proposed plans and assumptions relating to its existing assets, that its projected cash flows from operations, combined with borrowings and/or the sale of common stock or assets, will be sufficient to meet its operating and financing requirements through June 31, 2002. However, depending on the actual results of operations, the Company may seek to raise additional debt or equity capital through public or private financing, increase its current lending facilities, or seek project-specific financing. There can be no assurances that the Company will be successful in raising the required capital in a timely basis and/or under acceptable terms and conditions, and the Company's inability to do so may impair its ability to implement its business plan.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statements of financial position and measure them at fair value. SFAS No. 133 for its fiscal year beginning February 1,2001. The Company currently does not have any derivative instruments nor is it engaged in any hedging activities, thus the Company does not believe that implementation of SFAS No. 133 will have a material effect on its financial statement presentation and disclosures.

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

                                            PROCARE AMERICA, INC.

Dated: July 30, 2002                        By /s/ Randy Wagner
                                             -----------------------------------
                                            Randy Wagner, CEO

Dated: July 30, 2002                        By /s/ Joseph Ellis
                                             -----------------------------------
                                            Joseph Ellis, President