Form 10KSB
period 2002-06-30
Indigo-Energy, Inc.
filed 2006-02-08
CIK 356870

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year Ended June 30, 2002

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

Commission File No. 2-75313

                               INDIGO ENERGY, INC.
                        (formerly PROCARE AMERICA, INC.)
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

                Nevada                                    84-0871427
        ------------------------                       -------------------
        (State of incorporation)                       (IRS Employer Id No.)

4041 University Drive, Suite 302, Fairfax, VA                       22030
---------------------------------------------                      --------
(Address of Principal Executive Office)                            Zip Code


Registrant's telephone number, including Area Code: (239)-430-2153

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                  ------------
                                (Title of Class)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.                                           Yes [X]  No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                Yes [X]  No  [ ]

The Company's revenues for the most recent fiscal year were $0.

The aggregate market value of the voting stock held by non-affiliates of the Company (21,539,127 shares) on February 2, 2006, was $10,554,172 based on the closing sale of $0.49 per share.

As of January 30, 2006 the Company had 104,639,127 issued and outstanding shares of common stock.

ITEM 1. DESCRIPTION OF BUSINESS

The Company was formed as Fuller-Banks Energy, Inc., in 1981. In 1987 it changed its name to Royal Equity Exchange Inc. and in 1999 changed its name to Procare America, Inc. The Company was a development stage business providing nursing and assisted nursing services. The Company terminated its business in April, 2000. Since that time, the Company has maintained its corporate existence while it seeks out other business opportunities for the Company particularly through a reorganization with a privately held business seeking to become publicly traded.

On December 15, 2005, pursuant to the terms of an Exchange Agreement, 100% of the outstanding shares of Indigo Land & Development, Inc., a Virginia corporation were to be exchanged for 176,457,126 shares of the Registrant constituting 91% of the total shares outstanding. Subsequent to execution of the Exchange Agreement, the new board of directors and management were appointed in December 2005 without closing of the Exchange Agreement.

New management of the Registrant and the sole shareholder of Indigo Land & Development Inc., determined it was in the best interest of the shareholders of the Registrant and of Indigo Land & Development Inc., to modify the terms of the Exchange Agreement, complete the reorganization, file the Registrant's delinquent Securities and Exchange Commission filings and carry out the business plan of the newly acquired subsidiary despite prior management of the Registrant having failed to do so as required by the Exchange Agreement.

In January 2006, the sole shareholder of Indigo Land & Development Inc., whom the Exchange Agreement stated would received 176,457,126 shares of the Registrant's common stock consented to the receipt of 49,100,000 shares in lieu of the Exchange Agreement's stated number so that new management would be able to achieve their desired capitalization structure through the issuance of shares to investors in and employees/contractors of Indigo Land & Development, Inc.

Also in January 2006 the holders of 51% of the outstanding shares of the Company's common stock executed a consent in lieu of meeting of the stockholders of the Company to amend the Company's articles of incorporation to change the name of the Company to Indigo Energy Inc. The amendment to the Articles of Incorporation was filed and effective on January 12, 2006.

Disclosure on Indigo Land and Development, Inc. and the reorganization is incorporated by reference from the 8-K filed on February 2, 2006.


Item 2. Description of Properties

The Company's offices are provided without expense to the company by its President.

Item 3. Legal Proceedings.

The Company is not party to any pending legal proceeding nor is any of its property the subject of any pending legal proceeding. The Company is not aware of any proceeding that a governmental authority is contemplating.


Item 4. Submission Of Matters To A Vote Of Security Holders:        None

                                     Part II

Item 5. Market For Registrant's Common Equity And Related Stockholder Matters

The Company's common stock (symbol: PCAM) is listed on the "pink sheets" as published by the National Quotation Bureau. The information provided by the National Quotations Bureau is that there has been no bid for the Company's common stock for the past four fiscal years ended June 30, 2005, 2004, 2003 and 2002.

As of January 30, 2006 there were 104,639,127 shares of common stock outstanding and there were approximately 900 record holders of the Company's common stock.

The Company has not declared a dividend during the past five fiscal years and does not anticipate declaring a dividend in its current fiscal year.


Equity Compensation Plan Information

The Company does not have any equity compensation plans in effect. As a former shell company, the Company is prohibited from filing a registration statement on Form S-8 for shares of common stock pursuant to an equity compensation plan until 180 days after it ceased to be a shell company.



Item 6. Management's Discussion and Analysis Or Plan Of Operations

Plan of Operation

Item 2.   Plan of Operations

Drilling operations are anticipated to begin in February, 2006. First year drilling and production plans include advancing approximately 20 production wells on the property and acquisition of additional leases for future growth.

Indigo-Energy Inc.'s plan of operation has been finalized with Falcon Holdings LLC of Mannington West Virginia (Falcon) where they perform turnkey operations for Indigo-Energy from permit to final gas in line. This evergreen contract has been signed with Falcon who has been on-board doing a significant amount of work for Indigo-Energy in preparation for permits, right of ways, delivery of gas into line and signing up with Equitable for gas purchase agreements.

The operations contract allows for an estimated figure of $360,000 dollars per well on a 20 well program for year 2006. This covers all costs associated from finding oil and gas leases, to permits to drill and put into line for payment.

Falcon contracted with Smith Survey and Permit Company to apply for the drilling permit in West Virginia so that gas can be delivered into line (M-33) to Equitable Transmission Corporation, which is located in Pittsburg, Pennsylvania. The contract work is being done through our evergreen agreement with Falcon Holdings LLC.

Essentially, once a well has been drilled, which normally takes 5-7 days, 24 hours per day drilling, the Falcon team sets up the wire reading of the drilled hole. Once the wire has been completed the pipe is installed, cemented and fracked for production.

The line to the main pickup line is being installed at the same time the well is being drilled so that if a large amount of gas is hit unexpectedly, and that has happened frequently in this area, Falcon can turn said gas into a line and the meter will be able to measure it and deliver to the main collection line owned by Equitable.

From day 1 to day 30 the well is drilled and gas put into line. It then takes 3 months from the first delivery in a line to payment. Gas put into a line in February over a 30-day period is paid for at the end of April or early May.

Once a well has been drilled, the landscape around it has to be put back into order per regulations of the State of West Virginia and inspected by an oil and gas inspector. It is drilled with seed after proper shaping by a landscaping bulldozer has done its job.

The roadways from the oil and gas well has to be dressed, seeded after placing an oil line down the side of the road to a common collection area which will have enough room for 500 barrels of oil storage at a stage. This allows Falcon to deliver oil without having to provide bulldozer access to pull tank trucks to the well site in mid winter.

Production in the area has historically generated ten to fifteen thousand dollars per month; however, some wells have come in as low as six thousand per month. The average payment is $12-14 dollars per MMCF average and the oil has been going for $55-65 dollars per barrel.

Indigo-Energy anticipates drilling at least one well per month and hopefully two wells per month when better weather occurs. It will take approximately 30 days from permit issuance to have the first drilling rig on a site that is to be drilled first.

Wells typically in this area have produced for over 90 years but with the majority of the oil and gas coming out of the ground in the first 30 years. Some wells in the area are still producing after 110 years.

Dry holes are rare in the area, approximately 1 per 100 wells drilled, and no dry holes have been drilled near the Indigo-Energy initial site.

     30 Day Chronological Summary of Actual Well Events

1.   Secure a lease or purchase minerals in ground
2.   Execute title work to ensure you have what you think
3.   Title is good-start toward engineering and surveying for permit
4.   Permit with survey attached & submitted to the state with a $5,000 bond fee
5.   Permit to drill is released from state
6.   Roadways and land clearing begins
7.   Roadways and site is final prepared for inspection
8.   Site and pit on-site prepared for inspection
9.   Site approved by oil and gas inspector
10.  Drilling company comes in and sets up
11.  Drilling begins
12.  Drilling lasts 5-6 days to 3,000 to 3,500 feet
13.  Pay zones will be 5th, 3rd Sands. Gordon, Gordon Stray and Riley
14.  Drill pipe is pulled and stacked
15. Appalachian wire company wires the well (measures the fracture areas permeability for fracturing later)
16. A printout is generated with the computerized equipment on site doing wire measurement
17. Measurements are made as to where to permeate pipe with fracturing based on pay zones desired to fracture
18.  Pipe is put into well, 4 inch first and
     cemented in
19.  7.5 inch is inserted into well and cemented in
20.  9 inch pipe is inserted and cemented
21.  Fracture cups are inserted into fracture areas
22.  Areas are fractured one at a time
23.  Total fracture on 4 areas is concluded

24. 6.5 tons of white sand, 1 million cubic feet of nitrogen and 6,000 gallons of water are introduced
25. After two hours we allow the well to run into the pond all the fracture materials
26.  Sand should not come out, only water and gas into the pond
27.  Well is shut in and ground equipment installed for putting into line
28. Line to accepting pipe is started at point 15 and completed as this event arrives
29.  Well is allowed to flow; water into 100 barrel tanks, oil in same area
30.  Dewatered gas goes through meter into the main line.

It will be 3 months from this time that Indigo-Energy receives the first paycheck on this well. At the end of 30 days we will know our flow rate for gas and oil because we can read charts attached to the on ground well equipment

3 Month Milestones

     1)   First well is drilled
     2)   First well producing revenue
     3)   Second and Third wells drilled
     4) Indigo-Energy is compliant in all past due pre-reorganization SEC filings

6-Month Milestones

     1)   Wells two and three producing revenue
     2)   Three additional wells have been permited and drilled
     3)   Drill wells four, five and six
     4)   Wells one, two, three and four producing revenue

One year Milestones

     1) Indigo-Energy completes a 10 well drill program as a minimum with the goal of having completed 20 wells drilled.
     2)   The majority of the wells producing monthly revenue
     3)   Set plans for drilling an additional 10 wells in year two

Through December 15, 2005 $925,000 has been raised to cover costs associated with pre-startup oil and gas drilling operations with Falcon. The capital raised was from private investors in Indigo Land and Development during October, November and December of 2005 for .25 cents per common share. Additionally, the capital raised has supported the transformation of Procare America, Inc to Indigo-Energy, Inc as a public trading company, which covered SEC attorney fees, accounting and SEC audit fee as well as preparing and filing past quarterly and yearly statements to become a public reporting company, monthly fees to independent contractors, contract employees and contractors. In addition, $240,000 is being held in escrow pending the filing of all past due pre-reorganization SEC filings. A total of 960,000 shares will be released to the investors upon the filings.

The Company intends to raise additional funds as required through private equity offerings in order to fund the exploration of natural gas on the Indigo-Energy property. Any financing program conducted by the Company will most likely result in the issuance of additional shares of common stock which will dilute the ownership interests of the Company's current shareholders.

The Company had no off balance sheet transations during the fiscal year covered by the report.

Item 7. Financial Statement

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                                Michael F. Cronin
                           Certified Public Accountant
                                  687 Lee Road
                               Rochester, NY 14606

Board of Directors and Shareholders
Procare America, Inc.
Fort Meyers, Florida

I have audited the accompanying consolidated balance sheet Procare America, Inc. as of June 30, 2002 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audit. The consolidated financial statements of Procare America, Inc. as of June 30, 2001 were audited by other auditors whose report thereon, dated April 25, 2002 expressed an unqualified opinion.

I conducted my audit in accordance with auditing standards established by the Public Company Accounting Oversight Board. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Procare America, Inc. as of June 30, 2002 and the results of its operations, its cash flows and changes in stockholders' deficiency for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, the Company's recurring losses have resulted in an accumulated deficit of $3,331,982 as of June 30, 2002, and current liabilities exceed current assets by $563,973. These conditions raise substantial doubt about their ability to continue as a going concern. Management's plans in regard to these matters are also described in the notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

December 29, 2005


/s/ Michael F. Cronin
---------------------
Michael F. Cronin
Certified Public Accountant



                              Procare America, Inc.
                           Consolidated Balance Sheet
                                    June 30,

                                Assets                       2002           2001

                                                         -----------    -----------
Current Assets
Cash & cash equivalents                                  $        15    $       138
Prepaid expenses                                                   0              0
                                                         -----------    -----------
  Total current assets                                            15            138

Property & equipment (net)                                         0              0
Assets of discontinued operations held for sale               19,500              0
                                                         -----------    -----------

Total Assets                                             $    19,515    $       138
                                                         ===========    ===========

                     Liabilities & Stockholders' Deficiency

Current Liabilities:
Accounts payable                                         $    34,285    $    43,052
Accrued payroll taxes                                        275,946        275,946
Accrued interest                                              98,638         60,624
Notes payable                                                153,200        145,700
Due to related parties                                         1,919         54,112
                                                         -----------    -----------
  Total current liabilities                                  563,988        579,434

Debt obligations maturing beyond one year                      8,500          7,500

Stockholders' Deficiency:
Common stock-500,000,000 authorized $0.001 par value
33,029,275 issued & outstanding (10,209,485 in 2001)          33,029         10,210
Additional paid in capital                                 2,745,980      2,716,101
Accumulated deficit                                       (3,331,982)    (3,313,107)
                                                         -----------    -----------
Total stockholders' deficiency                              (552,973)      (586,796)

Total Liabilities & Stockholders' Deficiency             $    19,515    $       138
                                                         ===========    ===========


See Summary of Significant Accounting Policies and Notes to Financial Statements

                              Procare America, Inc.
                      Consolidated Statement of Operations
                              Years Ended June 30,

                                                       2002            2001
                                                   ------------    ------------
Revenue:
Net patient revenue                                $          0    $          0
Other                                                         0              67
                                                   ------------    ------------
Total revenue                                                 0              67

Cost of Sales:
Cost of tangible goods sold                                   0               0
Cost of services                                              0               0
                                                   ------------    ------------
Costs Applicable to Sales & Revenue                           0               0

Gross Profit                                                  0              67

Selling, General & Administrative Expenses              (19,138)         32,871
                                                   ------------    ------------
  Total Operating Expenses                              (19,138)         32,871

(Loss) before other income and income taxes              19,138         (32,804)

Other Income (Expense)
Interest Income                                               0               0
Interest (expense), net                                 (38,013)        (34,226)
                                                   ============    ============
Net loss before income taxes                            (18,875)        (67,030)

Income taxes
                                                   ------------    ------------

Net loss available to common shareholders          ($    18,875)   ($    67,030)
                                                   ============    ============

Basic and Diluted Net Loss Per Share                        Nil             Nil

Weighted Average Common Shares Outstanding           23,908,242      10,359,485



See Summary of Significant Accounting Policies and Notes to Financial Statements

                              Procare America, Inc.
                      Consolidated Statement of Cash Flows
                              Years Ended June 30,

                                                             2002          2001
                                                            --------   --------
Cash Flows from Operating Activities:
 Net Income                                                ($18,875)   ($67,030)
Adjustments required to reconcile net loss to cash flows
from operating activities:
   Depreciation, Amortization & Bad Debts                         0           0
Changes in Operating Assets & Liabilities
   Accounts payable                                          (8,767)     11,072
   Accrued expenses                                          (5,679)     29,225
                                                            --------   --------
  Net cash used by operating activities                     (33,321)    (26,733)
                                                            --------   --------


Cash Flows from Investing Activities:
  Purchase of Equipment                                           0           0
                                                            --------   --------
  Net cash used by investing activities                           0           0
                                                            --------   --------

Cash Flows from Financing Activities:
  Proceeds from sale of common stock                         33,198           0
  Loan Proceeds                                                   0      15,200
                                                            --------   --------
  Net cash used by financing activities                      33,198      15,200
                                                            --------   --------

Net Change In Cash                                             (123)    (11,533)
Cash-Beginning                                                  138      11,671
                                                            --------   --------
Cash-Ending                                                 $    15    $    138
                                                            ========   ========


See Summary of Significant Accounting Policies and Notes to Financial Statements



                              Procare America, Inc.
               Consolidated Statement of Stockholders' Deficiency


                                                 Common
                                 ------------------------------------------
                                 Shares       Common Stock    Additional       Accumulated Deficit       Total
                                                 Amount     Paid-In Capital
                                 ------------------------------------------------------------------------------------
Balance at June 30, 2000           10,209,485       $10,210       $2,716,101           ($3,246,077)       ($519,766)
                                   ----------       -------       ----------           -----------        ---------
Net Loss June 30, 2001                                                                     (67,030)
                                   ----------       -------       ----------           -----------        ---------

Balance at June 30, 2001           10,209,485        10,210        2,716,101            (3,313,107)        (586,796)
                                   ----------       -------       ----------           -----------        ---------
Proceeds of Private Placement       3,319,790         3,320           29,878
Acquisition of On-Q                19,500,000        19,500                0
Net Loss June 30, 2002                                                                     (18,875)
                                   ----------       -------       ----------           -----------        ---------
Balance at June 30, 2002           33,029,275       $33,030       $2,745,979           ($3,331,982)       ($552,973)
                                   ==========       =======       ==========           ===========        =========


See Summary of Significant Accounting Policies and Notes to Financial Statements

                              PROCARE AMERICA, INC.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                  JUNE 30, 2002



The Company
-----------

ProCare America, Inc. (PAI) was incorporated in Minnesota on September 22, 1993 and subsequently relocated its state of domicile to Nevada. On December 1, 2005 the company reinstated its Nevada charter. The Company provided nursing (RN's and LPN's) and assisted nursing (CAN's) to individual patients in their homes and/or nursing and assisted nursing staffing to local hospitals, retirement facilities, (ALF's) and nursing homes through its wholly owned subsidiary, ProCare Home Health, Inc. In April 2000, ProCare Home Health, Inc. ceased all operations.

Basis of Presentation: The accompanying consolidated financial statements include the amounts of ProCare America, Inc. (the Company) and its wholly-owned subsidiary ProCare Home Health, Inc. (PHH). All material inter-company balances and transactions have been eliminated in consolidation.


Significant Accounting Policies
-------------------------------

Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents:   For financial statement presentation purposes, the
Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Property and Equipment:   New property and equipment are recorded at cost.
Property and equipment included in the bankruptcy proceedings and transferred to the Trustee had been valued at liquidation value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Valuation of Long-Lived Assets:   We review the recoverability of our long-lived
assets including equipment, goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

Stock Based Compensation: Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

We account for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25 and FIN No. 44. As permitted by SFAS No. 123, as amended by SFAS No. 148, we have chosen to continue to account for our employee stock-based compensation plans under APB Opinion No. 25 and provide the expanded disclosures specified in SFAS No. 123.

Fair Value of Financial Instruments:    Statements of Financial Accounting
Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 28, 2005. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Earnings per Common Share:    Basic earnings per share is computed by dividing
income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assumes that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

There were 323,400 and 306,400 common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2002 and 2001 respectively.

Income Taxes:    We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred income taxes are recorded in accordance with SFAS No. 109, "Accounting for Income Taxes," or SFAS 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carryforwards. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We will record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities. SFAS No. 146 is applicable to restructuring activities and costs related to terminating a contract that is not a capital lease and one time benefit arrangements received by employees who are involuntarily terminated. SFAS No. 146 supersedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Previously issued financial statements will not be restated. The provisions of EITF Issue No. 94-3 will continue to apply for exit plans initiated prior to the adoption of SFAS No. 146. As of January 1, 2003, management has determined that there will be no current impact of SFAS No. 146 on the Company's financial statements.


In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The Company adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no variable interest entities

                              PROCARE AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002



1. Assets Held for Sale and Related Subsequent Event:

In November, 2001 we acquired all the outstanding shares of On-Q, Inc. for 19,500,000 of our common stock valued at $19,500. The agreement was subsequently unwound at December 26, 2002 and all our shares returned and cancelled by August 23, 2003. On-Q had no assets or operations during the reporting period. All value attributable to the underlying assets has been allocated to goodwill and segregated from operating assets and classified as "Held for Sale".

2. Stockholders' Equity:

Description of Securities

Common Stock: Our certificate of incorporation authorizes the issuance of 500,000,000 shares of common stock. In general, the holders of our common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors.

Recent Sales of Unregistered Securities

Common Stock

In October, 2001, we issued 3,319,790 shares to several individuals for $ 33,198 in cash. In November, 2001 we issued 19,500,000 shares to acquire all the outstanding shares of On-Q, Inc. At the time of issuance there was no active market for our stock. We valued the shares at our par or stated value of $19,500.

Stock Based Compensation

Stock based compensation is accounted for by using the intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has adopted Statements of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation, ("SFAS 123") which allows companies to either continue to account for stock based compensation to employees under APB 25, or adopt a fair value based method of accounting. The Company has elected to continue to account for stock based compensation to employees under APB 25. APB 25 recognizes compensation expense for options granted to employees only when the market price of the stock exceeds the grant exercise price at the date of the grant. The amount reflected as compensation expense is measured as the difference between the exercise price and the market value at the date of the grant.

There are no employee or non-employee options outstanding.

3. Convertible Notes Payable and Accrued Expenses:

Summarized as follows:

                                                                     2002           2001
                                                                   -------        -------
Notes payable at various maturity dates bearing interest
at 10% unsecured convertible at $ 0.50/share                       $80,000        $80,000

Notes payable related parties at various maturity dates
bearing interest at 10% unsecured convertible at $ 0.50/share      $81,700        $73,200
                                                                   -------        -------
Total                                                              161,700        153,200
Less current portion                                              (153,200)      (145,700)
                                                                   -------        -------
Due after one year                                                  $8,500         $7,500
                                                                   -------        -------

     1. We are delinquent in remitting payroll taxes for fiscal years 1998 to 2000. Total payroll taxes in delinquency, including penalties and interest were approximately $333,000 and $300,000 as of June 30, 2002 and 2001 respectively.

4. Income Taxes:

We have adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. At June 30, 2002, the Company has operating loss carry forwards for tax purposes of approximately $3,200,000, which expire through 2021.

Utilization of federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

The provision (benefit) for income taxes consists of the following:


                                                                           2002           2001
Currently payable:
     Federal                                                        $         0    $         0
     State                                                                    0              0
                                                                    -----------    -----------
Total currently payable                                                       0              0
  Deferred:
     Federal                                                              6,097         21,651
     State                                                                  944          3,352
Total deferred                                                            7,040         25,003
Less increase in allowance                                               (7,040)       (25,003)
Net deferred                                                                  0              0
                                                                    -----------    -----------
Total income tax provision (benefit)                                $         0    $         0
                                                                    -----------    -----------

                                                                           2002           2001

Individual components of deferred taxes are as follows:
Deferred tax asset arising from net operating loss carry forwards   $ 1,242,829    $ 1,235,789
Less valuation allowance                                             (1,242,829)    (1,235,789)
                                                                    -----------    -----------

Net deferred                                                        $         0    $         0


5. Related Party Transactions:

On November 11, 2001, the Company received the resignation of one director who had performed prior accounting services. The balance due this individual of approximately $54,000 was forgiven.

6. Uncertainty - Going Concern:

The Company has incurred significant losses since its inception and, as a result, has accumulated deficit of $3,331,982 and a stockholders' deficit of $552,973 at June 30, 2002. The Company has incurred losses of $18,875 in 2002 and $63,070 in 2001. The Company's revenue producing activities have ceased. The Company's ability to continue as a going concern depends upon successfully restructuring its debt and obtaining sufficient financing to maintain operations. The accompanying consolidated financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company was forced to dissolve.

The Company plans to re-organize its financial affairs by negotiating with creditors to restructure and convert debt to equity and actively seek new business opportunities. There can be no assurance that these actions will be successful.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

Stirtz Bernards Boyden Surdel & Larter, P.A., had been the auditor for Procare America, Inc., for the fiscal year ended June 30, 2001, which was the last fiscal year for which audited statements were filed. Stirtz Bernards Boyden Surdel & Larter, P.A., merged into Wipfli LLP in 2003. Wipfli LLP was never engaged by Procare America, Inc. In December 2005, the Company dismissed Stirtz Bernards Boyden Surdel & Larter, P.A. The audit reports of Stirtz Bernards Boyden Surdel & Larter, P.A. on our financial statements as of and for the years ended June 30, 2001 and 2000, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles. However, the opinion did contain an uncertainty as to Procare America, Inc.'s ability to continue as a going concern.

In connection with the audit of the financial statements prepared for the fiscal years ended June 30, 2005, 2004, 2003, and 2002 and to the date of dismissal, the Registrant had no disagreements with Stirtz Bernards Boyden Surdel & Larter, P.A. with respect to accounting principles or practices, financial statement disclosure, or auditing scope or procedures of the type discussed in Item 304(a)(iv) of Regulation S-B.

In December 2005, the Registrant engaged Michael F. Cronin, CPA, as the new independent registered public accounting firm. The board of directors has approved the change of accountants.

For the fiscal years ended June 30, 2005, 2004, 2003, and 2002, Michael F. Cronin, CPA, including the subsequent interim periods through the date of the appointment of Michael F. Cronin CPA, neither the Registrant, nor anyone on its behalf, consulted with Michael F. Cronin, CPA regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B.

The Registrant has provided Wipfli LLP, as successors to Stirtz Bernards Boyden Surdel & Larter, P.A., with a copy of this report prior to filing it with the Securities and Exchange Commission (SEC). We requested that Wipfli LLP, as successors to Stirtz Bernards Boyden Surdel & Larter, P.A., furnish separate letters addressed to the SEC stating whether the firm concurs with the above statements. The letter from Wipfli LLP, as successors to Stirtz Bernards Boyden Surdel & Larter, P.A., is incorporated by reference from the Company's Current Report Form 8-K filed on February 2, 2006.


Item 8A.    Controls and procedures

As of December 15, 2005, the Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officer has concluded that the Company's disclosure controls and procedures are effective in reaching that level of assurance.

Current Management has received the representation of prior management that as of the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's former Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.


Item 8B.  Other Information:       None


                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(A) Of the Exchange Act

The directors and executive officers of the Company currently serving are as follows:

Name                     Age      Positions Held and Tenure
----                     ---      -------------------------

Curtis Lee Fleming       39       Director and President since 12/2005
David Alan Albanese      57       Director and Secretary Treasurer since 12/2005
James Holland            59       Director and Vice President of Corporate
                                  Communications and Investor Relations
                                  since 12/2005
Biographical Information
------------------------

Curtis Lee Fleming is President and a Director for Indigo-Energy, Inc.

Academic History
----------------
Old Dominion University, B.S. in Education
Fairmont State College, Fairmont, West Virginia; B.S. in Industrial Psychology Minor in Management/Marketing, August 1990
University of Virginia, Continuing Graduate Education
Curtis Fleming graduated with a college degree in Industrial Psychology and Business Developmental Fairmont State College

For the past five years, Curtis Fleming has been involved in the corporate structure of a company involved in special education for persons in crisis management and behavioral modification. In this area Mr. Fleming excelled by developing new programs, which are being used in schools across America. He also became involved in inmate testing and demonstrating to them that educational opportunities would raise them up out of the incarceration arena to civil residence with graduation.

While in college the incumbent was involved in football at Fairmont State College where he excelled and upon graduation took a job at the Timber Ridge School in 1991 where the school assigned him with 25 individuals who were disruptive members of society. He developed recreational efforts, extensive counseling and development of community service projects. While there he assisted in developing a new residential unit called the Aspen. Curtis has always been involved in outdoor activities such as hunting, fishing and hiking.

David Alan Albanese is a Director for Indigo-Energy, Inc. and is also the Secretary Treasurer.

Academic History
----------------
Cristobal High School / 1966
Middle Tennessee State University / 1971 / BS Marketing

For the last five years David has been a licensed Closing Agent/Notary for real estate settlements in the Greater Metro DC area. In the mid-eighties David formed Tri-Sands Petroleum Group, Inc. to purchase and resell oil and gas wells located in southeast Ohio. Over David's business career he has been involved in numerous equity real estate transactions. He co-founded Universal Systems, Inc
(USI) two days after College graduation, which was the first company to successfully computerize the Real Estate Settlement Procedures Act of 1974 (RESPA) which standardized the real estate closing process in the United States. Over the years, David has been an active participant with the US Jaycees and Kiwanis International to round out his civic involvement.

James Holland is a Director for Indigo-Energy, Inc. and Vice President of Corporate Communications and Investor Relations

Academic History
----------------
Secondary School         Walkerville Collegiate Institute, Windsor Ontario
                         Senior Matriculation - Honours
University               University of Windsor. Windsor Ontario
                         University of Guelph, Guelph, Ontario
                         Hons. BA - English, Political Economics
College                  George Brown College, Toronto, Ontario
                         Degree - Graphic Art and Design
1997 - Present           James Holland Corporate Communications / Break Media
                         Group / Diesel Edge Communications / Investor
                         Presentation.com
                         Contract Consultant to Industry - Principal

Since 1997 James Holland has been the principal in James Holland Corporate Communications. His business experience covers Investor Relations, corporate communications, web development, computer graphics, product marketing and Business Development consulting positions with numerous companies.

Committees: Meetings of the Board

The Company does not have a separate Compensation Committee, Audit Committee or Nominating Committee. These functions are done by the Board of Directors meeting as a whole. The Company 's Board of Directors held no meetings during the fiscal year ended June 30, 2005 at which all directors were present either in person or by telephonic conference call. Corporate actions by the Board of Directors were unanimously consented to in writing after telephone discussion.

Audit Committee

The board of directors has not yet established an audit committee. The functions of the audit committee are currently performed by the entire board of directors. the Company is under no legal obligation to establish an audit committee and has elected not to do so at this time so as to avoid the time and expense of identifying independent directors willing to serve on the audit committee. The Company may establish an audit committee in the future if the board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation.

As the board of directors does not have an audit committee, it therefore has no "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee who:

     * understands generally accepted accounting principles and financial statements,

     * is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

     * has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

     *    understands internal controls over financial reporting, and

     *    understands audit committee functions.

Board of Directors Independence

Neither of the Company's directors, are "independent" within the meaning of definitions established by the Securities and Exchange Commission or any self-regulatory organization. Shannon is not currently subject to any law, rule or regulation requiring that all or any portion of its board of directors include "independent" directors.

Code of Ethics

Under the Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission's related rules, the Company is required to disclose whether it has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Company has adopted a code of ethics that applies to its chief executive officer, chief financial officer and other officers, legal counsel and to any person performing similar functions as the Company has no operations and only two officers and directors.

Compliance with Section 16(a) of Securities Exchange Act of 1934

During the fiscal year ended June 30, 2005, the Company's current Directors and Officers complied with all applicable Section 16(a) filing requirements. This statement is based solely on a review of the copies of such reports that reflect all reportable transactions furnished to the Company by our Directors and Officers and their written representations that such reports accurately reflect all reportable transactions.

Family Relationships

There is no family relationship between any Director, executive or person nominated or chosen by the Company to become a Director or executive officer.

Item 10. Executive Compensation

The Company has omitted a table which discloses all compensation received by the Company's President (the Company's Chief Executive Officer) during the past three fiscal years. During this three-year period no executive officer received any annual salary, bonus payments or other compensation from the Company.


Item 11. Security Ownership Of Certain Beneficial Owners And Management.

The following table shows the ownership of the Company's common stock by the Company's officers and directors and by those persons known by the Company to be the beneficial owners of more than 5% of the Company's 104,639,127, common stock as of January 30, 2006. Unless otherwise indicated all shares are owned of record.


                                                                     Amount
Title      Name and Address                                          of shares     Percent
of         of Beneficial                                             held by          of
Class      Owner of Shares               Position                    Owner          Class
-----------------------------------------------------------------------------------------------
Common     Lois Moore (1)                5%> Shareholder            49,100,000       47%
           4100 Meadow Hill Lane
           Fairfax, VA 22033

           Curtis Lee Fleming            Director, President         1,000,000        1%
           1106 Lakeview Drive
           Cross Junction, VA 22625

           David Albanese                Director, Sec.-Treasurer    1,000,000        1%
           2301 Whitcomb Place
           Falls Church, VA 22046-1853

           James Holland                 Director, V-P               1,000,000        1%

           Officers & Directors
           As a Group (3 persons)                                    3,000,000        3%

(1)  Includes deemed beneficial ownership for gifted shares


Item 12. Certain Relationships And Related Transactions.

Jerry Moore, the sole officer and director of Indigo Land & Development Inc., prior to the reorganization with the Registrant has received a monthly consulting fee of $3,500 per month since September, 2005. Mr. Moore's wife Lois Moore received 49,100,000 shares of common stock pursuant to the reorganization with the Registrant. David Larson and Richard Haggard served and continue to serve as consultants to Indigo and were instrumental in the reorganization with Procare. Mr. Larson and Mr. Haggard have received a monthly consulting fee of $3,500 per month since September, 2005.

Item 13. Exhibits And Reports On Form 8-K

(a) Exhibits


Exhibit No.     Identification of Exhibit

2.1             Exchange Agreement dated December 15, 2005 (1)
3.1             Articles of Incorporation  (1)
3.2             Articles of Amendment dated November 8, 1982 (I)
3.3             Certificate of Amendment to Articles of Incorporation dated
                May 29, 1987 (1)
3.4             Articles of Amendment dated December 4, 1987 (1)
3.5             Certificate of Amendment dated February 25, 1999 (1)
3.6             Certificate of Amendment dated January 11, 2006 (1)
3.7             By-Laws dated January 25, 2006 (1)
4.1             Form of Specimen of Common Stock  (1)
10.1            Falcon Service and Drill Agreement (1)
14.1            Code of Ethics dated January 25, 2006 (1)
16.1 Letter from Stirtz Bernards Boyden Surdel & Larter, P.A. dated January 27, 2006 (1)
31.1            Sarbanes Oxley Section 302 Certification
31.2            Sarbanes Oxley Section 302 Certification
32.1            Sarbanes Oxley Section 906 Certification
32.2            Sarbanes Oxley Section 906 Certification

     (1) Incorporated by reference, and as same exhibit number, from the Company's Current Report on Form 8-K filed February 2, 2006.


     (b) The Company filed no reports on Form 8-K during the last quarter of the fiscal year being reported on.


Item 14.  Principal Accountant Fees And Services

Michael F. Cronin, CPA, Certified Public Accountants, is the Company's independent auditors to examine the financial statements of the Company for the fiscal year ending June 30, 2002. Michael F. Cronin, CPA, has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees
----------
Michael F. Cronin, CPA, was paid aggregate fees of $3,750 for the fiscal year ended June 30, 2002 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in Company's quarterly reports on Form 10QSB during these fiscal years.

Audit-Related Fees
------------------
Michael F. Cronin, CPA, was not paid any additional fees for the fiscal year ended June 30, 2002 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees
--------
Michael F. Cronin, CPA, was not paid any fees for the fiscal year ended June 30, 2002 for professional services rendered for tax compliance, tax advice and tax planning.

Other Fees
----------
Michael F. Cronin, CPA, was paid no other fees for professional services during the fiscal year ended June 30, 2002.

                                   SIGNATURES


         In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd of February 2006.

                                      INDIGO-ENERGY, INC.
                                      Formerly PROCARE AMERICA, INC.


                                      /s/ Curtis Fleming, President,
                                      ------------------------------
                                      Chief Executive Officer



     In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Signature                  Title                                Date
---------                  -----                                ----

/s/  Curtis Fleming
--------------------
     CURTIS FLEMING         CEO/Director                        February 3, 2006


/s/  David Albanese
--------------------
     DAVID ALBANESE         Director                            February 3, 2006
                            Principal Financial Officer

/s/ James Holland
--------------------
    JAMES HOLLAND           Director                            February 3, 2006