Form 10QSB
period 2002-09-30
Indigo-Energy, Inc.
filed 2006-02-08
CIK 356870

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission File Number 2-75313

                               INDIGO-ENERGY, INC.
                        (Formerly PROCARE AMERICA, INC.)
                         -------------------------------
             (Exact name of registrant as specified in its charter)

         Nevada                                         84-0871427
----------------------------                        -------------------
(State or other jurisdiction of                      IRS Employer
 incorporation or organization)                     Identification No.)


4041 University Drive, Suite 302, Fairfax, VA                       22030
---------------------------------------------                      --------
(Address of Principal Executive Office)                            Zip Code

                                  703 385 8880
                                 --------------
              (Registrant's telephone number, including area code)

                              PROCARE AMERICA, INC.
                          -----------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes [ ]     No  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                       Yes [X]     No  [ ]


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                        Yes [ ]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 30, 2006 the Company had 104,639,127 shares of Common Stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

                              PROCARE AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)



                                                                 September 30,
                                                             2002            2001
                                                         -----------    -----------
                               ASSETS
Current Assets:
Cash and cash equivalents                                $        15    $       138
Prepaid expenses                                                   0              0
                                                         -----------    -----------
Total current assets                                              15            138

Property & equipment (net)                                         0          1,696
Assets of discontinued operations                             19,500              0
                                                         -----------    -----------


Total Assets                                             $    19,515    $     1,834
                                                         ===========    ===========



               LIABILITIES & STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable                                         $    34,285    $    44,748
Accrued payroll taxes                                        275,946        275,946
Accrued interest                                              96,821         60,624
Notes payable                                                103,200        145,700
Due to related parties                                         1,919         54,112
                                                         -----------    -----------
Total current liabilities                                    512,171        581,130

Debt obligations maturing beyond a year                        8,500          7,500

Stockholders' Deficiency
Common stock - 500,000,000 authorized $0.001 par value
33,149,127 issued & outstanding (10,250,552 in 2001)          33,151         10,360
Additional paid in capital                                 2,806,198      2,715,951
Accumulated deficit                                       (3,340,505)    (3,313,107)
                                                         -----------    -----------
Total stockholders' deficiency                              (501,156)      (586,796)

Total Liabilities & Stockholders' Deficiency             $    19,515    $     1,834
                                                         ===========    ===========



                 See Notes To Consolidated Financial Statements

                              PROCARE AMERICA, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended
                                                           September 30,
                                                   ----------------------------
                                                       2002           2001
                                                   ------------    ------------
Revenue:
Net patient revenue                                $          0    $          0
Other                                                         0               0
                                                   ------------    ------------
Total revenue                                                 0               0

Cost of Sales;
Cost of tangible goods sold                                   0               0
Cost of services                                              0               0
Cost applicable to sales & revenue                            0               0
                                                   ------------    ------------

Gross profit                                                  0               0

Selling, General & Administrative Expenses                    0          15,010
                                                   ------------    ------------
Total Operating Expenses                                      0          15,010

(Loss) before other income and income taxes                   0         (15,010)

Other Income (Expense)
Interest income                                               0               0
Interest (expense), net                                   8,523               0
                                                   ------------    ------------
Total other income (expense)                             (8,523)              0

Net loss before income taxes                             (8,523)        (15,010)

Income taxes                                                  0               0
                                                   ------------    ------------

Net loss available to common shareholders          ($     8,523)   ($    15,010)
                                                   ============    ============

Basic and Diluted Net Loss Per Share                        Nil             Nil

Weighted Average Common Shares Outstanding           33.029,275      10,359,485




                 See Notes To Consolidated Financial Statements

                              PROCARE AMERICA, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                             Three Months Ended
                                                                September 30,
                                                           ---------------------
                                                             2002         2001
                                                           --------    ---------
Cash Flows from Operating Activities:
Net income (loss)                                          ($ 8,523)   ($15,010)
Adjustments required to reconcile net loss to cash flows
from operating activities:
Expenses paid by issuance of stock                                0           0
Changes in Operating Assets & Liabilities
Prepaid expenses                                                  0           0
Accounts payable                                                  0          (4)
Accrued expenses                                              8,523      15,010
                                                           --------    --------
Net cash used by operating activities                             0          (4)


Cash Flows from Investing Activities:
Purchase of equipment                                             0           0
                                                           --------    --------
Net cash used by investing activities                             0           0


Cash Flows from Financing Activities:
Proceeds from new equity interest                                 0           0
                                                           --------    --------
Net cash used by financing activities                             0           0

Net Change In Cash
Cash - Beginning                                                 15         138
                                                           --------    --------
Cash - Ending                                              $     15    $    134
                                                           ========    ========


                 See Notes To Consolidated Financial Statements


                              PROCARE AMERICA, INC.
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)



                                                            Common
                                                   -------------------------
                                                                    Common     Additional
                                                                     Stock      Paid-In      Accumulated
                                                      Shares        Amount      Capital        Deficit         Total
                                                   -----------   -----------   -----------   -----------    -----------
Balance at June 30, 2000                            10,209,485   $    10,210   $ 2,716,101   ($3,246,077)   ($  519,766)
Net loss - June 30, 2001                                    --            --            --       (67,030)            --
                                                   -----------   -----------   -----------   -----------    -----------
Balance at June 30, 2001                            10,209,485        10,210     2,716,101    (3,313,107)      (519,766)
Proceeds of Private Placement                        3,319,790         3,319        29,879            --             --
Acquisition of On-Q                                 19,500,000        19,500            --            --             --
Net loss - June 30, 2002                                    --            --            --       (18,875)            --
                                                   -----------   -----------   -----------   -----------    -----------
Balance at June 30, 2002                            33,029,275        33,029     2,745,980    (3,331,982)      (552,973)
Conversion of notes payable and accrued interest       120,672           121        60,218            --             --
Net loss - Three Months Ended September 30, 2002            --            --            --        (8,523)            --
                                                   -----------   -----------   -----------   -----------    -----------
Balance at September 30, 2002                       33,149,947   $    33,150   $ 2,806,198   ($3,340,505)   ($  501,157)
                                                   ===========   ===========   ===========   ===========    ===========



                 See Notes To Consolidated Financial Statements

                              PROCARE AMERICA, INC.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                               SEPTEMBER 30, 2002


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

Significant Accounting Policies
-------------------------------
Use of Estimates:    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

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

There were 223,400 and 306,400 common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2002 and 2001 respectively.

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

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We will record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be

Recent Accounting Pronouncements
--------------------------------
In December 2003, the FASB released a revised version of Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") called FIN 46R, which clarifies certain aspects of FIN 46 and provides certain entities with exemptions from requirements of FIN 46. FIN 46R only slightly modified the variable interest model from that contained in FIN 46 and did change guidance in many other areas. We adopted FIN 46 during 2003. FIN 46R was adopted and implemented in the first quarter of fiscal 2004 and had no impact on the Company's financial position or results of operations.

                              PROCARE AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2002

1. Assets Held for Sale:

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

Recent Sales of Unregistered Securities

Common Stock

In July, 2002 and again in December, 2002 we issued a total of 158,072 shares to settle $79,039 of debt and accrued interest. The conversion formula required conversion to be based on $0.50 per share. In November, 2001 we issued 19,500,000 shares to acquire all the outstanding shares of On-Q, Inc. At the time of issuance there was no active market for our stock. We valued the shares at our par or stated value of $19,500. On December 26, 2002 the On-Q shares were rescinded and cancelled by Board action.

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

3. Convertible Notes Payable and Accrued Expenses:

Summarized as follows:

                                                              2002         2001
Notes payable at various maturity dates bearing interest
at 10% unsecured convertible at $0.50 per share            $ 111,700    $ 153,200
                                                           ---------    ---------
Total                                                         94,700      153,200

Less current portion                                        (103,200)    (145,700)
                                                           ---------    ---------
Due after one year                                         $   8,500    $   8,500
                                                           ---------    ---------

     1. We are delinquent in remitting payroll taxes for fiscal years 1998 to 2000. Total payroll taxes in delinquency, including penalties and interest were approximately $341,000 and $312,000 as of September 30, 2002 and 2001 respectively.

4. Income Taxes:

We have adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. At September 30, 2002, the Company has operating loss carry forwards for tax purposes of approximately $3,250,000, which expire through 2024.

Utilization of federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

The provision (benefit) for income taxes consists of the following:

                                                                           2002           2001
                                                                    -----------    -----------
Currently payable:
     Federal                                                        $         0    $         0
     State                                                                    0              0
                                                                    -----------    -----------
Total currently payable                                                       0              0
                                                                    -----------    -----------
  Deferred:
     Federal                                                             25,756          6,097
     State                                                                3,987            944
                                                                    -----------    -----------
Total deferred                                                           29,743          7,041
                                                                    -----------    -----------
Less increase in allowance                                              (29,743)        (7,041)
Net deferred                                                                  0              0
                                                                    -----------    -----------
Total income tax provision (benefit)                                $         0    $         0
                                                                    -----------    -----------


                                                                           2002           2001
                                                                    -----------    -----------
Individual components of deferred taxes are as follows:
Deferred tax asset arising from net operating loss carry forwards   $ 1,272,572    $ 1,242,829

Less valuation allowance                                             (1,272,572)    (1,242,829)

Net deferred                                                        $         0    $         0
                                                                    -----------    -----------

Individual components of deferred tax allowance are as follows:
Deferred tax asset arising from net operating loss carry forwards    (1,272,572)    (1,242,829)
                                                                    -----------    -----------
Net Deferred Income Taxes                                           $         0    $         0
                                                                    -----------    -----------

5. Supplemental Cash Flow Information:

2003:

Common stock issued to pay debt and accrued interest of $ 60,339. Cash used to pay interest expense $ 0.

6. Related Party Transactions:

On November 11, 2001, the Company received the resignation of one director who had performed prior accounting services. The balance due this individual of approximately $54,000 was forgiven.

7. Uncertainty - Going Concern:

The Company has incurred significant losses since its inception and, as a result, has accumulated a deficit of $3,340,505 and a stockholders' deficit of $501,156 at September 30, 2002. The Company has incurred losses of $8,523 in 2002 and $15,010 in 2001. The Company's revenue producing activities have ceased. The Company's ability to continue as a going concern depends upon successfully restructuring its debt and obtaining sufficient financing to maintain operations. The accompanying consolidated financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company was forced to dissolve.

The Company plans to re-organize its financial affairs by negotiating with creditors to restructure and convert debt to equity and actively seek new business opportunities. There can be no assurance that these actions will be successful.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

Overview

The Company was formed as Fuller-Banks Energy, Inc., in 1981. In 1987 it changed its name to Royal Equity Exchange Inc. and in 1999 changed its name to Procare America, Inc. The Company ceased all operations in 2001 and has been a dormant shell company since 2001.

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

Also in January 2006 the holders of 51% of the outstanding shares of the Company's common stock executed a consent in lieu of meeting of the stockholders of the Company to amend the Company's articles of incorporation to change the name of the Company to Indigo-Energy Inc. The amendment to the Articles of Incorporation was filed and effective on January 13, 2006.


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

Falcon contracted with Smith Survey and Permit Company to apply for the drilling permit in West Virginia so that gas can be delivered into line (M-33) to Equitable Transmission Corporation, which is located in Pittsburgh Pennsylvania. The contract work is being done through our evergreen agreement with Falcon Holdings LLC.

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

The Company had no off balance sheet transactions during the quarter covered by this report.

Item 3. Controls and procedures

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

As of the end of the period reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.


                                     PART II

Item 1.   Legal Proceedings.      None.

Item 2.   Changes in Securities.  None.

Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None.

Item 5.   Other Information. None

Item 6.

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


     (B) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter reported on.

                               SIGNATURES

     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of February 2006.

                                        Indigo-Energy, Inc.
                                        formerly Procare America Inc.

                                        /s/ Curtis Fleming
                                        -----------------------------
                                        Curtis Fleming
                                        President