Form 10QSB
period 2002-12-31
Indigo-Energy, Inc.
filed 2006-02-08
CIK 356870

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

ITEM 1. FINANCIAL STATEMENTS



                              PROCARE AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                December 31,
                                                             2002          2001
                                                         -----------    -----------
                                     ASSETS

Current Assets:
Cash and cash equivalents                                $        15    $    12,009
Short term loans                                                   0        132,000
Prepaid expenses                                                   0              0
                                                         -----------    -----------
Total current assets                                              15        144,009

Property & equipment (net)                                         0          1,696
Assets of discontinued operations                             19,500              0
                                                         -----------    -----------


Total Assets                                             $    19,515    $   145,705
                                                         ===========    ===========



                     LIABILITIES & STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable                                         $    34,285    $    44,998
Accrued payroll taxes                                        275,946        275,946
Accrued interest                                             103,645         60,624
Notes payable                                                 94,700        145,700
Due to related parties                                         1,919         54,112
                                                         -----------    -----------
Total current liabilities                                    510,495        581,380

Debt obligations maturing beyond a year                            0        211,000

Stockholders' Deficiency
Common stock - 500,000,000 authorized $0.001 par value
33,187,347 issued & outstanding (10,250,552 in 2001)          33,187         10,360
Additional paid in capital                                 2,824,861      2,715,951
Accumulated deficit                                       (3,349,028)    (3,372,986)
                                                         -----------    -----------
Total stockholders' deficiency                              (490,980)      (646,675)

Total Liabilities & Stockholders' Deficiency             $    19,515    $   145,705
                                                         ===========    ===========



                 See Notes To Consolidated Financial Statements

                              PROCARE AMERICA, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)




                                                   Six Months Ended                Three Months Ended
                                                      December 31,                    December 31,
                                                   2002          2001             2002            2001
                                              ------------    ------------    ------------    ------------
Revenue:
Net patient revenue                           $          0    $          0    $          0    $          0
Other                                                    0               0               0               0
                                              ------------    ------------    ------------    ------------
Total revenue                                            0               0               0               0

Cost of Sales;
Cost of tangible goods sold                              0               0               0               0
Cost of services                                         0               0               0               0
Cost applicable to sales & revenue                       0               0               0               0
                                              ------------    ------------    ------------    ------------

Gross profit                                             0               0               0               0

Selling, General & Administrative Expenses               0          59,879               0          44,869
                                              ------------    ------------    ------------    ------------
Total Operating Expenses                                 0          59,879               0          44,869

(Loss) before other income and income taxes              0         (59,879)              0         (44,869)

Other Income (Expense)
Interest income                                          0               0               0               0
Interest (expense), net                             17,046               0           8,523               0
                                              ------------    ------------    ------------    ------------
Total other income (expense)                       (17,046)              0          (8,523)              0

Net loss before income taxes                       (17,046)        (59,879)         (8,523)        (44,869)

Income taxes                                             0               0               0               0
                                              ------------    ------------    ------------    ------------

Net loss available to common shareholders     ($    17,046)   ($    59,879)   ($     8,523)   ($    44,869)
                                              ============    ============    ============    ============

Basic and Diluted Net Loss Per Share                   Nil             Nil             Nil             Nil

Weighted Average Common Shares Outstanding      33,108,311      10,100,552      33,168,647      10,100,552




                 See Notes To Consolidated Financial Statements

                              PROCARE AMERICA, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                               Six Months Ended
                                                                 December 31,
                                                              2002         2001
                                                           ---------    ---------
Cash Flows from Operating Activities:
Net income (loss)                                          ($ 17,046)   ($ 59,879)
Adjustments required to reconcile net loss to cash flows
from operating activities:
Expenses paid by issuance of stock                                 0            0
Changes in Operating Assets & Liabilities
Prepaid expenses                                                   0            0
Accounts payable                                                   0        1,946
Accrued expenses                                              17,046         (196)
                                                           ---------    ---------
Net cash used by operating activities                              0      (58,129)


Cash Flows from Investing Activities:
Short term loan                                             (132,000)
Purchase of equipment                                              0            0
                                                           ---------    ---------
Net cash used by investing activities                              0     (132,000)


Cash Flows from Financing Activities:
Proceeds of long term borrowing                                    0      202,000
Proceeds from new equity interest                                  0            0
                                                           ---------    ---------
Net cash used by financing activities                              0      202,000

Net Change In Cash
Cash - Beginning                                                  15          138
                                                           ---------    ---------
Cash - Ending                                              $      15    $  12,009
                                                           =========    =========


                 See Notes To Consolidated Financial Statements

                              PROCARE AMERICA, INC.
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)





                                                              Common
                                                   -------------------------
                                                                   Common      Additional
                                                                   Stock        Paid-In      Accumulated
                                                      Shares       Amount       Capital        Deficit        Total
                                                   -----------   -----------   -----------   -----------    -----------
Balance at June 30, 2000                            10,209,485   $    10,210   $ 2,716,101   ($3,246,077)   ($  519,766)
Net loss - June 30, 2001                                    --            --            --       (67,030)            --
                                                   -----------   -----------   -----------   -----------    -----------
Balance at June 30, 2001                            10,209,485        10,210     2,716,101    (3,313,107)      (519,766)
Proceeds of Private Placement                        3,319,790         3,319        29,879            --             --
Acquisition of On-Q                                 19,500,000        19,500            --            --             --
Net loss - June 30, 2002                                    --            --            --       (18,875)            --
                                                   -----------   -----------   -----------   -----------    -----------
Balance at June 30, 2002                            33,029,275        33,029     2,745,980    (3,331,982)      (552,973)
Conversion of notes payable and accrued interest       158,072           158        78,881            --             --
Net loss - Six Months Ended December 31, 2002               --            --            --       (17,046)            --
                                                   -----------   -----------   -----------   -----------    -----------
Balance at December 31, 2002                        33,187,347   $    33,187   $ 2,824,861   ($3,349,028)   ($  490,980)
                                                   ===========   ===========   ===========   ===========    ===========



                 See Notes To Consolidated Financial Statements

                              PROCARE AMERICA, INC.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                DECEMBER 31, 2002


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

There were 189,400 and 306,400 common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2002 and 2001 respectively.

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

                              PROCARE AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2002

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

3. Convertible Notes Payable and Accrued Expenses:

Summarized as follows:

                                                               2002        2001
                                                           ---------    ---------
Notes payable at various maturity dates bearing interest
at 10% unsecured convertible at $0.50 per share            $  94,700    $ 153,200

                                                           ---------    ---------
Total                                                         94,700      153,200
Less current portion                                         (94,700)    (145,700)
                                                           ---------    ---------
Due after one year                                         $       0    $   8,500
                                                           ---------    ---------

     1. We are delinquent in remitting payroll taxes for fiscal years 1998 to 2000. Total payroll taxes in delinquency, including penalties and interest were approximately $350,000 and $312,000 as of December 31, 2002 and 2001 respectively.

4. Income Taxes:

We have adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. At December 31, 2002, the Company has operating loss carry forwards for tax purposes of approximately $3,250,000, which expire through 2024.

Utilization of federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

                                                                        2002           2001
                                                                    -----------    -----------
The provision (benefit) for income taxes consists of the following:
  Currently payable:
     Federal                                                        $         0    $         0
     State                                                                    0              0
                                                                    -----------    -----------
Total currently payable                                                       0              0
                                                                    -----------    -----------
  Deferred:
     Federal                                                             25,756          6,097
     State                                                                3,987            944
                                                                    -----------    -----------
Total deferred                                                           29,743          7,041
                                                                    -----------    -----------
Less increase in allowance                                              (29,743)        (7,041)
Net deferred                                                                  0              0
                                                                    -----------    -----------
Total income tax provision (benefit)                                $         0    $         0
                                                                    -----------    -----------

                                                                        2002           2001
                                                                    -----------    -----------
Individual components of deferred taxes are as follows:
Deferred tax asset arising from net operating loss carry forwards   $ 1,272,572    $ 1,242,829
Less valuation allowance                                             (1,272,572)    (1,242,829)

                                                                    -----------    -----------
Net deferred                                                        $         0    $         0
                                                                    ----------     -----------
Individual components of deferred tax allowance are as follows:
Deferred tax asset arising from net operating loss carry forwards    (1,272,572)    (1,242,829)
                                                                    -----------    -----------
Net Deferred Income Taxes                                           $         0    $         0
                                                                    -----------    -----------

5. Supplemental Cash Flow Information:

2003:

Common stock issued to pay debt and accrued interest of $ 79,039. Cash used to pay interest expense $ 0.


6. Related Party Transactions:

On November 11, 2001, the Company received the resignation of one director who had performed prior accounting services. The balance due this individual of approximately $54,000 was forgiven.


7. Uncertainty - Going Concern:

The Company has incurred significant losses since its inception and, as a result, has accumulated a deficit of $3,349,028 and a stockholders' deficit of $490,980 at December 31, 2002. The Company has incurred losses of $17,046 in 2002 and $59,879 in 2001. The Company's revenue producing activities have ceased. The Company's ability to continue as a going concern depends upon successfully restructuring its debt and obtaining sufficient financing to maintain operations. The accompanying consolidated financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company was forced to dissolve.

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