Form 10KSB
period 2003-06-30
Indigo-Energy, Inc.
filed 2006-02-08
CIK 356870

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year Ended June 30, 2003

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

Item 7. Financial Statement
             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                                Michael F. Cronin
                           Certified Public Accountant
                                  687 Lee Road
                               Rochester, NY 14606

Board of Directors and Shareholders
Procare America, Inc.
Fort Meyers, Florida

I have audited the accompanying consolidated balance sheet of Procare America, Inc. as of June 30, 2003 and 2002 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with auditing standards established by the Public Company Accounting Oversight Board. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Procare America, Inc. as of June 30, 2003 an 2002 and the results of its operations, its cash flows and changes in stockholders' deficiency for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, the Company's recurring losses have resulted in an accumulated deficit of $3,411,721 as of June 30, 2003, and current liabilities exceed current assets by $573,173. These conditions raise substantial doubt about their ability to continue as a going concern. Management's plans in regard to these matters are also described in the notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

December 29, 2005


/s/ Michael F. Cronin
---------------------
Michael F. Cronin
Certified Public Accountant



                              Procare America, Inc.
                           Consolidated Balance Sheet
                                    June 30,

                                Assets                       2003           2002
                                                         -----------    -----------

Current Assets
Cash & cash equivalents                                  $         0    $        15
Prepaid expenses                                                   0              0
                                                         -----------    -----------
  Total current assets                                             0             15
                                                         -----------    -----------

Property & equipment (net)                                         0              0
Assets of discontinued operations held for sale                    0         19,500

                                                         -----------    -----------
Total Assets                                             $         0    $    19,515
                                                         ===========    ===========

                Liabilities & Stockholders' Deficiency

Current Liabilities:
Accounts payable                                         $    39,128    $    34,285
Accrued payroll taxes                                        318,652        275,946
Accrued interest                                             120,693         98,638
Notes payable                                                 94,700        153,200
Due to related parties                                             0          1,919
                                                         -----------    -----------
  Total current liabilities                                  573,173        563,988
                                                         -----------    -----------

Debt obligations maturing beyond one year                          0          8,500

Stockholders' Deficiency:
Common stock-500,000,000 authorized $0.001 par value
13,687,347 issued & outstanding (33,029,275 in 2002)          13,687         33,029
Additional paid in capital                                 2,824,861      2,745,980
Accumulated deficit                                       (3,411,721)    (3,331,982)
                                                         -----------    -----------
Total stockholders' deficiency                              (573,173)      (552,973)
                                                         -----------    -----------

Total Liabilities & Stockholders' Deficiency             $         0    $    19,515
                                                         ===========    ===========


See Summary of Significant Accounting Policies and Notes to Financial Statements



                                  Procare America, Inc.
                           Consolidated Statement of Operations
                                   Years Ended June 30,


                                                  2003          2002
                                              ------------    ------------
Revenue:
Net patient revenue                           $          0    $          0
Other                                                    0               0
                                              ------------    ------------
Total revenue                                            0               0
                                              ------------    ------------

Cost of Sales:
Cost of tangible goods sold                              0               0
Cost of services                                         0               0
                                              ------------    ------------
Costs Applicable to Sales & Revenue                      0               0
                                              ------------    ------------

Gross Profit                                             0               0

Selling, General & Administrative Expenses          45,646         (19,138)
                                              ------------    ------------
  Total Operating Expenses                          45,646         (19,138)
                                              ------------    ------------
(Loss) before other income and income taxes        (45,646)         19,138

Other Income (Expense)
Interest Income                                          0               0
Interest (expense), net                            (34,094)        (38,013)
                                              ------------    ------------
Net loss before income taxes                       (79,739)        (18,875)
Income taxes                                             0               0
                                              ------------    ------------
Net loss available to common shareholders     ($    79,739)   ($    18,875)
                                              ============    ============

Basic and Diluted Net Loss Per Share                   Nil             Nil

Weighted Average Common Shares Outstanding      23,229,519      23,908,242


See Summary of Significant Accounting Policies and Notes to Financial Statements

                              Procare America, Inc.
                      Consolidated Statement of Cash Flows
                              Years Ended June 30,


                                                              2003        2002
                                                           --------    --------
Cash Flows from Operating Activities:
 Net Income                                                ($79,739)   ($18,875)
Adjustments required to reconcile net loss to cash flows
from operating activities:
   Depreciation, Amortization & Bad Debts                         0           0
Changes in Operating Assets & Liabilities
   Prepaid expenses                                               0           0
   Accounts payable                                           2,924      (8,767)
   Accrued expenses                                          76,800      (5,679)
                                                           --------    --------
  Net cash used by operating activities                         (15)    (33,321)
                                                           --------    --------


Cash Flows from Investing Activities:
  Purchase of Equipment                                           0           0
                                                           --------    --------
  Net cash used by investing activities                           0           0
                                                           --------    --------

Cash Flows from Financing Activities:
  Proceeds from new equity interest                               0      33,198
                                                           --------    --------
  Net cash used by financing activities                           0      33,198
                                                           --------    --------

Net Change In Cash                                              (15)       (123)
Cash-Beginning                                                   15         138
                                                           --------    --------
Cash-Ending                                                $      0    $     15
                                                           ========    ========


See Summary of Significant Accounting Policies and Notes to Financial Statements


                              Procare America, Inc.
               Consolidated Statement of Stockholders' Deficiency


                                                                    Common
                                                   -----------------------------------------
                                                                    Common        Additional
                                                      Shares        Stock          Paid-In     Accumulated      Total
                                                                    Amount         Capital       Deficit
                                                   -----------    -----------    -----------   -----------    -----------
Balance at June 30, 2000                            10,209,485    $    10,210    $ 2,716,101   ($3,246,077)   ($  519,766)
                                                   -----------    -----------    -----------   -----------    -----------
Net Loss June 30, 2001                                                                             (67,030)
                                                   -----------    -----------    -----------   -----------    -----------
Balance at June 30, 2001                            10,209,485    $    10,210    $ 2,716,101   ($3,313,107)   ($  586,796)
                                                   -----------    -----------    -----------   -----------    -----------
Proceeds of Private Placement                        3,319,790          3,320         29,878
Acquisition of On-Q                                 19,500,000         19,500              0
Net Loss June 30, 2002                                                                             (18,875)
                                                   -----------    -----------    -----------   -----------    -----------
Balance at June 30, 2002                            33,029,275    $    33,030    $ 2,745,979   ($3,331,982)   ($  552,973)
                                                   -----------    -----------    -----------   -----------    -----------
Conversion of notes payable and accrued interest       158,072            158         78,881
Rescission of On-Q agreement                       (19,500,000)       (19,500)
Net Loss June 30, 2003                                                                             (79,739)
                                                   -----------    -----------    -----------   -----------    -----------
Balance at June 30, 2003                            13,687,347    $    13,688    $ 2,824,860   ($3,411,721)   ($  573,173)
                                                   ===========    ===========    ===========   ===========    ===========


See Summary of Significant Accounting Policies and Notes to Financial Statements

                              PROCARE AMERICA, INC.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                  JUNE 30, 2003


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

There were 189,400 and 323,400 common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2003 and 2002 respectively.

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

                              PROCARE AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


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

There are no employee or non-employee options outstanding.

3. Convertible Notes Payable and Accrued Expenses:

Summarized as follows:

                                                              2003        2002
Notes payable at various maturity dates bearing interest
at 10% unsecured convertible at $0.50 per share            $  94,700    $ 161,700
                                                           ---------    ---------
Total                                                         94,700      161,700

Less current portion                                         (94,700)    (153,200)
                                                           ---------    ---------
Due after one year                                         $       0    $   8,500
                                                           ---------    ---------

     1. We are delinquent in remitting payroll taxes for fiscal years 1998 to 2000. Total payroll taxes in delinquency, including penalties and interest were approximately $397,000 and $333,000 as of June 30, 2003 and 2002 respectively.

4. Income Taxes:

We have adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. At June 30, 2003, the Company has operating loss carry forwards for tax purposes of approximately $3,250,000, which expire through 2024.

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

7. Uncertainty - Going Concern:

The Company has incurred significant losses since its inception and, as a result, has accumulated a deficit of $3,411,721 and a stockholders' deficit of $573,173 at June 30, 2003. The Company has incurred losses of $79,739 in 2003 and $18,875 in 2002. The Company's revenue producing activities have ceased. The Company's ability to continue as a going concern depends upon successfully restructuring its debt and obtaining sufficient financing to maintain operations. The accompanying consolidated financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company was forced to dissolve.

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