Form 10QSB
period 2003-09-30
Indigo-Energy, Inc.
filed 2006-02-08
CIK 356870

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

ITEM 1. FINANCIAL STATEMENTS



                              PROCARE AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                               September 30,
                                                             2003          2002
                                                         -----------    -----------
                                     ASSETS
Current Assets:
Cash and cash equivalents                                $         0    $        15
Prepaid expenses                                                   0              0
                                                         -----------    -----------
Total current assets                                               0             15

Property & equipment (net)                                         0              0
Assets of discontinued operations                                  0         19,500
                                                         -----------    -----------


Total Assets                                             $         0    $    19,515
                                                         ===========    ===========



                     LIABILITIES & STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable                                         $    42,439    $    34,285
Accrued payroll taxes                                        318,652        275,946
Accrued interest                                             128,242         96,821
Notes payable                                                 94,700        103,200
Due to related parties                                             0          1,919
                                                         -----------    -----------
Total current liabilities                                    584,033        512,171

Debt obligations maturing beyond a year                            0          8,500

Stockholders' Deficiency
Common stock - 500,000,000 authorized $0.001 par value
13,687,347 issued & outstanding (33,149,127 in 2002)          13,687         33,151
Additional paid in capital                                 2,824,861      2,806,198
Accumulated deficit                                       (3,422,581)    (3,340,505)
                                                         -----------    -----------
Total stockholders' deficiency                              (584,033)      (501,156)
                                                         -----------    -----------

Total Liabilities & Stockholders' Deficiency             $         0    $    19,515
                                                         ===========    ===========




           See Notes To Consolidated Financial Statements


                              PROCARE AMERICA, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended
                                                            September 30,
                                                   ---------------------------
                                                        2003           2002
                                                   ------------    ------------
Revenue:
Net patient revenue                                $          0    $          0
Other                                                         0               0
                                                   ------------    ------------
Total revenue                                                 0               0

Cost of Sales;
Cost of tangible goods sold                                   0               0
Cost of services                                              0               0
Cost applicable to sales & revenue                            0               0
                                                   ------------    ------------

Gross profit                                                  0               0

Selling, General & Administrative Expenses                3,311               0
                                                   ------------    ------------
Total Operating Expenses                                  3,311               0

(Loss) before other income and income taxes              (3,311)              0

Other Income (Expense)
Interest income                                               0               0
Interest (expense), net                                   7,549           8,523
                                                   ------------    ------------
Total other income (expense)                             (7,549)         (8,523)

Net loss before income taxes                            (10,860)         (8,523)

Income taxes                                                  0               0
                                                   ------------    ------------

Net loss available to common shareholders          ($    10,860)   ($     8,523)
                                                   ============    ============

Basic and Diluted Net Loss Per Share                        Nil             Nil

Weighted Average Common Shares Outstanding           13,687,347      33.029,275



                 See Notes To Consolidated Financial Statements

                              PROCARE AMERICA, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                            Three Months Ended
                                                                September 30,
                                                           --------------------
                                                              2003         2002
                                                           --------    --------

Cash Flows from Operating Activities:
Net income (loss)                                          ($10,860)   ($ 8,523)
Adjustments required to reconcile net loss to cash flows
from operating activities:
Expenses paid by issuance of stock                                0           0
Changes in Operating Assets & Liabilities
Prepaid expenses                                                  0           0
Accounts payable                                              3,311           0
Accrued expenses                                              7,549       8,523
                                                           --------    --------
Net cash used by operating activities                             0           0


Cash Flows from Investing Activities:
Purchase of equipment                                             0           0
                                                           --------    --------
Net cash used by investing activities                             0           0


Cash Flows from Financing Activities:
Proceeds from new equity interest                                 0           0
                                                           --------    --------
Net cash used by financing activities                             0           0

Net Change In Cash
Cash - Beginning                                                  0          15
                                                           --------    --------
Cash - Ending                                              $      0    $     15
                                                           ========    ========



                 See Notes To Consolidated Financial Statements


                              PROCARE AMERICA, INC.
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)



                                                             Common
                                                   --------------------------
                                                                     Common      Additional
                                                                     Stock         Paid-In     Accumulated
                                                      Shares         Amount        Capital       Deficit        Total
                                                   -----------    -----------    -----------   -----------    -----------
Balance at June 30, 2000                            10,209,485    $    10,210    $ 2,716,101   ($3,246,077)   ($  519,766)
Net loss - June 30, 2001                                    --             --             --       (67,030)            --
                                                   -----------    -----------    -----------   -----------    -----------
Balance at June 30, 2001                            10,209,485         10,210      2,716,101    (3,313,107)      (519,766)
Proceeds of Private Placement                        3,319,790          3,319         29,879            --             --
Acquisition of On-Q                                 19,500,000         19,500             --            --             --
                                                   -----------    -----------    -----------   -----------    -----------
Net loss - June 30, 2002                                    --             --             --       (18,875)            --
Balance at June 30, 2002                            33,029,275         33,029      2,745,980    (3,331,982)      (552,973)
Conversion of notes payable and accrued interest       158,072            158         78,881            --             --
Recisssion of OnQ agreement                        (19,500,000)       (19,500)
                                                   -----------    -----------    -----------   -----------    -----------
Net loss - June 30, 2003                                    --             --             --       (79,739)            --
Balance at June 30, 2003                            13,687,347         13,687      2,824,861    (3,411,721)      (573,173)
Net loss - Three months ended September 30, 2003            --             --             --       (10,860)            --
                                                   -----------    -----------    -----------   -----------    -----------
Balance at September 30, 2003                       13,687,347    $    13,687    $ 2,824,861   ($3,422,581)   ($  584,033)
                                                   ===========    ===========    ===========   ===========    ===========



                 See Notes To Consolidated Financial Statements

                              PROCARE AMERICA, INC.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                               SEPTEMBER 30, 2003

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

Cash and Cash Equivalents:    For financial statement presentation purposes, the
Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. Property and Equipment New property and equipment are recorded at cost. Property and equipment included in the bankruptcy proceedings and transferred to the Trustee had been valued at liquidation value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

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

There were 189,400 and 223,400 common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2003 and 2002 respectively.

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

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We will record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be Recent Accounting Pronouncements In December 2003, the FASB released a revised version of Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") called FIN 46R, which clarifies certain aspects of FIN 46 and provides certain entities with exemptions from requirements of FIN 46. FIN 46R only slightly modified the variable interest model from that contained in FIN 46 and did change guidance in many other areas. We adopted FIN 46 during 2003. FIN 46R was adopted and implemented in the first quarter of fiscal 2004 and had no impact on the Company's financial position or results of operations.

In September 2004, the EITF reached a consensus regarding Issue No. 04-1, "Accounting for Preexisting Relationships Between the Parties to a Business Combination" ("EITF 04-1"). EITF 04-1 requires an acquirer in a business combination to evaluate any preexisting relationship with the acquiree to determine if the business combination in effect contains a settlement of the preexisting relationship. A business combination between parties with a preexisting relationship should be viewed as a multiple element transaction. EITF 04-1 is effective for business combinations after October 13, 2004, but requires goodwill resulting from prior business combinations involving parties with a preexisting relationship to be tested for impairment by applying the guidance in the consensus. We will apply EITF 04-1 to acquisitions subsequent to the effective date and in our future goodwill impairment testing.

                              PROCARE AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003

1. Stockholders' Equity:

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

2. Convertible Notes Payable and Accrued Expenses:

Summarized as follows:

                                                              2003      2002
                                                           ---------  ---------

Notes payable at various maturity dates bearing interest
at 10% unsecured convertible at $0.50 per share            $  94,700  $ 111,700

                                                           ---------  ---------
Total                                                         94,700    111,700

Less current portion                                         (94,700)  (103,200)
                                                           ---------  ---------
Due after one year                                         $       0  $   8,500
                                                           ---------  ---------

     1. We are delinquent in remitting payroll taxes for fiscal years 1998 to 2000. Total payroll taxes in delinquency, including penalties and interest were approximately $404,000 and $341,000 as of September 30, 2003 and 2002 respectively.

3. Income Taxes:

We have adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. At September 30, 2003, the Company has operating loss carry forwards for tax purposes of approximately $3,275,000, which expire through 2025.

Utilization of federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.


                                                                       2003            2002
                                                                    -----------    -----------
The provision (benefit) for income taxes consists of the following:
  Currently payable:
     Federal                                                        $         0    $         0
     State                                                                    0              0
                                                                    -----------    -----------
Total currently payable                                                       0              0
                                                                    -----------    -----------
  Deferred:
     Federal                                                             12,294         25,756
     State                                                                1,903          3,987
                                                                    -----------    -----------
Total deferred                                                           14,197         29,743
                                                                    -----------    -----------
Less increase in allowance                                              (14,197)       (29,743)
Net deferred                                                                  0              0
                                                                    -----------    -----------
Total income tax provision (benefit)                                $         0    $         0
                                                                    -----------    -----------

                                                                           2003           2002
Individual components of deferred taxes are as follows:
Deferred tax asset arising from net operating loss carry forwards   $ 1,286,769    $ 1,272,572
Less valuation allowance                                             (1,286,769)    (1,272,572)
                                                                    -----------    -----------
Net deferred                                                        $         0    $         0
                                                                    -----------    -----------
Individual components of deferred tax allowance are as follows:
Deferred tax asset arising from net operating loss carry forwards    (1,286,769)    (1,272,572)
                                                                    -----------    -----------
Net Deferred Income Taxes                                           $         0    $         0
                                                                    -----------    -----------

4. Supplemental Cash Flow Information:

2002:

Common stock issued to pay debt and accrued interest of $ 79,039. Cash used to pay interest expense $ 0.

5. Uncertainty - Going Concern:

The Company has incurred significant losses since its inception and, as a result, has accumulated a deficit of $3,422,581 and a stockholders' deficit of $584,033 at September 30, 2003. The Company has incurred losses of $10,860 in 2003 and $8,523 in 2002. The Company's revenue producing activities have ceased. The Company's ability to continue as a going concern depends upon successfully restructuring its debt and obtaining sufficient financing to maintain operations. The accompanying consolidated financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company was forced to dissolve.


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