Form 10QSB
period 2004-03-31
Indigo-Energy, Inc.
filed 2006-02-08
CIK 356870

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period period ended March 31, 2004

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

ITEM 1. FINANCIAL STATEMENTS



                              PROCARE AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                   March 31,
                                                             2004           2003
                                                         -----------    -----------
                                     ASSETS
Current Assets:
Cash and cash equivalents                                $         0    $        15
Short term loans                                                   0              0
Prepaid expenses                                                   0              0
                                                         -----------    -----------
Total current assets                                               0             15

Property & equipment (net)                                         0              0
Assets of discontinued operations                                  0         19,500
                                                         -----------    -----------


Total Assets                                             $         0    $    19,515
                                                         ===========    ===========



                     LIABILITIES & STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable                                         $    45,027    $    34,285
Accrued payroll taxes                                        318,652        316,116
Accrued interest                                             143,340        112,168
Notes payable                                                 94,700         94,700
Due to related parties                                             0          1,919
                                                         -----------    -----------
Total current liabilities                                    601,719        559,188

Debt obligations maturing beyond a year                            0              0

Stockholders' Deficiency
Common stock - 500,000,000 authorized $0.001 par value
13,687,347 issued & outstanding (33,187,347 in 2003)          13,687         33,187
Additional paid in capital                                 2,824,861      2,824,861
Accumulated deficit                                       (3,440,267)    (3,397,721)
                                                         -----------    -----------
Total stockholders' deficiency                              (601,719)      (539,673)

Total Liabilities & Stockholders' Deficiency             $         0    $    19,515
                                                         ===========    ===========



                 See Notes To Consolidated Financial Statements


                              PROCARE AMERICA, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                    Nine Months Ended            Three Months Ended
                                                        March 31,                    March 31,
                                              ----------------------------    ----------------------------
                                                   2004          2003            2004         2003
                                              ------------    ------------    ------------    ------------
Revenue:
Net patient revenue                           $          0    $          0    $          0    $          0
Other                                                    0               0               0               0
                                              ------------    ------------    ------------    ------------
Total revenue                                            0               0               0               0

Cost of Sales;
Cost of tangible goods sold                              0               0               0               0
Cost of services                                         0               0               0               0
Cost applicable to sales & revenue                       0               0               0               0
                                              ------------    ------------    ------------    ------------

Gross profit                                             0               0               0               0

Selling, General & Administrative Expenses           5,899          40,170           1,966          40,170
                                              ------------    ------------    ------------    ------------
Total Operating Expenses                             5,899          40,170           1,966          40,170

(Loss) before other income and income taxes         (5,899)        (40,170)         (1,966)        (40,170)

Other Income (Expense)
Interest income                                          0               0               0               0
Interest (expense), net                             22,647          25,569           7,549           8,523
                                              ------------    ------------    ------------    ------------
Total other income (expense)                       (22,647)        (25,569)         (7,549)         (8,523)

Net loss before income taxes                       (28,546)        (65,739)         (9,515)        (48,693)

Income taxes                                             0               0               0               0
                                              ------------    ------------    ------------    ------------

Net loss available to common shareholders     ($    28,546)   ($    65,739)   ($     9,515)   ($    48,693)
                                              ============    ============    ============    ============

Basic and Diluted Net Loss Per Share                   Nil             Nil             Nil             Nil

Weighted Average Common Shares Outstanding      13,836,347      33,108,311      13,836,347      33,108,311



                 See Notes To Consolidated Financial Statements

                              PROCARE AMERICA, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                             Nine Months Ended
                                                                 March 31,
                                                           -------------------
                                                             2004        2003
                                                           --------    --------
Cash Flows from Operating Activities:
Net income (loss)                                          ($28,546)   ($65,739)
Adjustments required to reconcile net loss to cash flows
from operating activities:
Expenses paid by issuance of stock                                0           0
Changes in Operating Assets & Liabilities
Prepaid expenses                                                  0           0
Accounts payable                                              5,899           0
Accrued expenses                                             22,647      65,739
                                                           --------    --------
Net cash used by operating activities                             0           0


Cash Flows from Investing Activities:
Short term loan
Purchase of equipment                                             0           0
                                                           --------    --------
Net cash used by investing activities                             0           0


Cash Flows from Financing Activities:
Proceeds of long term borrowing                                   0           0
Proceeds from new equity interest                                 0           0
                                                           --------    --------
Net cash used by financing activities                             0           0

Net Change In Cash
Cash - Beginning                                                  0          15
                                                           --------    --------
Cash - Ending                                              $      0    $     15
                                                           ========    ========

                 See Notes To Consolidated Financial Statements

                              PROCARE AMERICA, INC.
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)


                                                              Common
                                                   --------------------------
                                                                     Common      Additional
                                                                     Stock         Paid-In     Accumulated
                                                      Shares         Amount        Capital       Deficit         Total

Balance at June 30, 2000                            10,209,485    $    10,210    $ 2,716,101   ($3,246,077)   ($  519,766)
Net loss - June 30, 2001                                    --             --             --       (67,030)            --
                                                   -----------    -----------    -----------   -----------    -----------
Balance at June 30, 2001                            10,209,485         10,210      2,716,101    (3,313,107)      (519,766)
Proceeds of Private Placement                        3,319,790          3,319         29,879            --             --
Acquisition of On-Q                                 19,500,000         19,500             --            --             --
Net loss - June 30, 2002                                    --             --             --       (18,875)            --
                                                   -----------    -----------    -----------   -----------    -----------
Balance at June 30, 2002                            33,029,275         33,029      2,745,980    (3,331,982)      (552,973)
Conversion of notes payable and accrued interest       158,072            158         78,881            --             --
Recisssion of OnQ agreement                        (19,500,000)       (19,500)
Net loss - June 30, 2003                                    --             --             --       (79,739)            --
                                                   -----------    -----------    -----------   -----------    -----------
Balance at June 30, 2003                            13,687,347         13,687      2,824,861    (3,411,721)      (573,173)
Net loss - Nine months ended March 31, 2004                 --             --             --       (28,546)            --
                                                   -----------    -----------    -----------   -----------    -----------
Balance at March 31, 2004                           13,687,347    $    13,687    $ 2,824,861   ($3,440,267)   ($  601,719)
                                                   ===========    ===========    ===========   ===========    ===========



                 See Notes To Consolidated Financial Statements

                              PROCARE AMERICA, INC.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                 MARCH 31, 2004

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

There were 189,400 common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2004 and 2003 respectively.

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

                              PROCARE AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2004

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

2. Convertible Notes Payable and Accrued Expenses:

Summarized as follows:

                                                             2004        2003
                                                           --------    --------
Notes payable at various maturity dates bearing interest
at 10% unsecured convertible at $0.50 per share            $ 94,700    $ 94,700
                                                           --------    --------
Total                                                        94,700      94,700

Less current portion                                        (94,700)    (94,700)
                                                           --------    --------
Due after one year                                         $      0    $      0
                                                           --------    --------

     1. We are delinquent in remitting payroll taxes for fiscal years 1998 to 2000. Total payroll taxes in delinquency, including penalties and interest were approximately $419,000 and $350,000 as of March 31, 2004 and 2003, respectively.

3. Income Taxes:

We have adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. At March 31, 2004, the Company has operating loss carry forwards for tax purposes of approximately $3,275,000, which expire through 2025.

Utilization of federal and state NOL and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carryforwards before full utilization.

                                                                           2004           2003
                                                                    -----------    -----------
The provision (benefit) for income taxes consists of the following:
  Currently payable:
     Federal                                                        $         0    $         0
     State                                                                    0              0
                                                                    -----------    -----------
Total currently payable                                                       0              0
                                                                    -----------    -----------
  Deferred:
     Federal                                                             12,294         25,756
     State                                                                1,903          3,987
                                                                    -----------    -----------
Total deferred                                                           14,197         29,743
                                                                    -----------    -----------
Less increase in allowance                                              (14,197)       (29,743)
Net deferred                                                                  0              0
                                                                    -----------    -----------
Total income tax provision (benefit)                                $         0    $         0
                                                                    -----------    -----------

                                                                           2004           2003
                                                                    -----------    -----------
Individual components of deferred taxes are as follows:
Deferred tax asset arising from net operating loss carry forwards   $ 1,286,769    $ 1,272,572
Less valuation allowance                                             (1,286,769)    (1,272,572)
                                                                    -----------    -----------
Net deferred                                                        $         0    $         0
                                                                    -----------    -----------
Individual components of deferred tax allowance are as follows:
Deferred tax asset arising from net operating loss carry forwards    (1,286,769)    (1,272,572)
                                                                    -----------    -----------
Net Deferred Income Taxes                                           $         0    $         0
                                                                    -----------    -----------

4. Supplemental Cash Flow Information:

2002:

Common stock issued to pay debt and accrued interest of $ 79,039. Cash used to pay interest expense $ 0.

5. Uncertainty - Going Concern:

The Company has incurred significant losses since its inception and, as a result, has accumulated a deficit of $3,440,267 and a stockholders' deficit of $601,719 at March 31, 2004. The Company has incurred losses of $28,546 in 2004 and $65,739 in 2003. The Company's revenue producing activities have ceased. The Company's ability to continue as a going concern depends upon successfully restructuring its debt and obtaining sufficient financing to maintain operations. The accompanying consolidated financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company was forced to dissolve.

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