Form 10KSB
period 2004-06-30
Indigo-Energy, Inc.
filed 2006-02-08
CIK 356870

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year Ended June 30, 2004

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

24. 6.5 tons of white sand, 1 million cubic feet of nitrogen and 6,000 gallons of water are introduced
25. After two hours we allow the well to run into the pond all the fracture materials
26.  Sand should not come out, only water and gas into the pond
27.  Well is shut in and ground equipment installed for putting into line
28. Line to accepting pipe is started at point 15 and completed as this event arrives
29.  Well is allowed to flow; water into 100 barrel tanks, oil in same area
30.  Dewatered gas goes through meter into the main line

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

Item 7. Financial Statement

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


                                Michael F. Cronin
                           Certified Public Accountant
                                  687 Lee Road
                               Rochester, NY 14606


Board of Directors and Shareholders
Procare America, Inc.
Fort Meyers, Florida

I have audited the accompanying consolidated balance sheet of Procare America, Inc. as of June 30, 2004 and 2003 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Procare America, Inc. as of June 30, 2004 and 2003 and the results of its operations, its cash flows and changes in stockholders' deficiency for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company's recurring losses have resulted in an accumulated deficit of $3,449,782 as of June 30, 2004, and current liabilities exceed current assets by $478,426. These conditions raise substantial doubt about their ability to continue as a going concern. Management's plans in regard to these matters are also described in the notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


December 29, 2005


/s/ Michael F. Cronin
---------------------
Michael F. Cronin
Certified Public Accountant


                              Procare America, Inc.
                           Consolidated Balance Sheet
                                    June 30,

                                Assets                       2004            2003
                                                         -----------    -----------
Current Assets
Cash & cash equivalents                                  $         0    $         0
Prepaid expenses                                                   0              0
                                                         -----------    -----------
  Total current assets                                             0              0
                                                         -----------    -----------

Property & equipment (net)                                         0              0
Assets of discontinued operations held for sale                    0              0
                                                         -----------    -----------
Total Assets                                             $         0    $         0
                                                         ===========    ===========

                Liabilities & Stockholders' Deficiency

Current Liabilities:
Accounts payable                                         $    42,128    $    39,128
Accrued payroll taxes                                        323,927        318,652
Accrued interest                                             108,371        120,693
Notes payable                                                  4,000         94,700
                                                         -----------    -----------
  Total current liabilities                                  478,426        573,173
                                                         -----------    -----------


Stockholders' Deficiency:
Common stock-500,000,000 authorized $0.001 par value
13,836,347 issued & outstanding (13,687,347 in 2003)          13,836         13,687
Additional paid in capital                                 2,957,520      2,824,861
Accumulated deficit                                       (3,449,782)    (3,411,721)
                                                         -----------    -----------
Total stockholders' deficiency                              (478,426)      (573,173)
                                                         -----------    -----------

Total Liabilities & Stockholders' Deficiency             $         0    $         0
                                                         ===========    ===========


See Summary of Significant Accounting Policies and Notes to Financial Statements

                              Procare America, Inc.
                      Consolidated Statement of Operations
                              Years Ended June 30,

                                                        2004           2003
                                                   ------------    ------------
Revenue:
Net patient revenue                                $          0    $          0
Other                                                        (0)              0
                                                   ------------    ------------
Total revenue                                                (0)              0
                                                   ------------    ------------

Cost of Sales:
Cost of tangible goods sold                                   0               0
Cost of services                                              0               0
                                                   ------------    ------------
Costs Applicable to Sales & Revenue                           0               0
                                                   ------------    ------------

Gross Profit                                                 (0)              0

Selling, General & Administrative Expenses                7,865          45,646
                                                   ------------    ------------
  Total Operating Expenses                                7,865          45,646
                                                   ------------    ------------
(Loss) before other income and income taxes              (7,865)        (45,646)

Other Income (Expense)
Interest Income                                               0               0
Interest (expense), net                                 (30,196)        (34,093)
                                                   ------------    ------------
Net loss before income taxes                            (38,061)        (79,739)
Income taxes                                                  0               0
                                                   ------------    ------------
Net loss available to common shareholders          ($    38,061)   ($    79,739)
                                                   ============    ============

Basic and Diluted Net Loss Per Share                        Nil             Nil

Weighted Average Common Shares Outstanding           13,708,109      23,229,519




See Summary of Significant Accounting Policies and Notes to Financial Statements

                              Procare America, Inc.
                      Consolidated Statement of Cash Flows
                              Years Ended June 30,

                                                              2004        2003
                                                            -------    --------
Cash Flows from Operating Activities:
 Net Income                                                ($38,061)   ($79,739)
Adjustments required to reconcile net loss to cash flows
from operating activities:
   Depreciation, Amortization & Bad Debts                         0           0
Changes in Operating Assets & Liabilities
   Prepaid expenses                                               0           0
   Accounts payable                                           3,000       2,924
   Accrued expenses                                          35,061      76,800
                                                            -------    --------
  Net cash used by operating activities                           0         (15)
                                                            -------    --------


Cash Flows from Investing Activities:
  Purchase of Equipment                                           0           0
                                                            -------    --------
  Net cash used by investing activities                           0           0
                                                            -------    --------

Cash Flows from Financing Activities:
  Net cash used by financing activities                           0           0
                                                            -------    --------

Net Change In Cash                                                0         (15)
Cash-Beginning                                                    0          15
                                                           --------    --------
Cash-Ending                                                $      0    $      0
                                                           ========    ========


See Summary of Significant Accounting Policies and Notes to Financial Statements

                              Procare America, Inc.
               Consolidated Statement of Stockholders' Deficiency


                                                                     Common
                                                    --------------------------------------------
                                                                   Common         Additional
                                                      Shares        Stock          Paid-In     Accumulated       Total
                                                                    Amount         Capital       Deficit
                                                    ----------    -----------    -----------   -----------    -----------
Balance at June 30, 2001                            10,209,485    $    10,210    $ 2,716,101   ($3,313,107)   ($  586,796)
                                                    ----------    -----------    -----------   -----------    -----------
Proceeds of Private Placement                        3,319,790          3,320         29,878
Acquisition of On-Q                                 19,500,000         19,500              0
Net Loss June 30, 2002                                                                             (18,875)
                                                    ----------    -----------    -----------   -----------    -----------
Balance at June 30, 2002                            33,029,275         33,030      2,745,979    (3,331,982)      (552,973)
                                                    ----------    -----------    -----------   -----------    -----------
Conversion of notes payable and accrued interest       158,072            158         78,881
Rescission of On-Q agreement                       (19,500,000)       (19,500)
Net Loss June 30, 2003                                                                             (79,739)
                                                    ----------    -----------    -----------   -----------    -----------
Balance at June 30, 2003                            13,687,347    $    13,688    $ 2,824,860   ($3,411,721)   ($  573,173)
                                                    ----------    -----------    -----------   -----------    -----------
Conversion of notes payable and accrued interest       149,000            149         78,832
Contributed capital                                     53,827
Net Loss June 30, 2004                                                                             (38,061)
                                                    ----------    -----------    -----------   -----------    -----------
Balance at June 30, 2004                            13,836,347    $    13,837    $ 2,957,519   ($3,449,782)   ($  478,427)
                                                    ==========    ===========    ===========   ===========    ===========


See Summary of Significant Accounting Policies and Notes to Financial Statements

                              PROCARE AMERICA, INC.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                  JUNE 30, 2004


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

There were 8,000 and 189,400 common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2004 and 2003 respectively.

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

                              PROCARE AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


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

Recent Sales of Unregistered Securities

Common Stock

In May, 2004 we issued 149,000 shares to settle $78,981 in debt and accrued interest. The conversion formula required conversion to be based on $0.50 per share. Also during 2004 five shareholders waived their notes and accrued interest totaling $53,827. This amount was converted to paid-in capital.

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


There are no employee or non-employee options outstanding.

2. Convertible Notes Payable and Accrued Expenses:

Summarized as follows:

                                                              2004        2003
                                                           --------    --------
Notes payable at various maturity dates bearing interest
at 10% unsecured convertible at $0.50 per share            $  4,000    $ 94,700
                                                           --------    --------
Total                                                         4,000      94,700

Less current portion                                         (4,000)    (94,700)
                                                           --------    --------
Due after one year                                         $      0    $      0
                                                           --------    --------

     1. We are delinquent in remitting payroll taxes for fiscal years 1998 to 2000. Total payroll taxes in delinquency, including penalties and interest were approximately $430,000 and $397,000 as of June 30, 2004 and 2003 respectively.

3. Income Taxes:

We have adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. At June 30, 2004, the Company has operating loss carry forwards for tax purposes of approximately $3,275,000, which expire through 2025.

Utilization of federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

                                                                          2004            2003
The provision (benefit) for income taxes consists of the following:
  Currently payable:
     Federal                                                          $         0    $         0
     State                                                                      0              0
                                                                      -----------    -----------
Total currently payable                                                         0              0
                                                                      -----------    -----------
  Deferred:
     Federal                                                               12,294         25,756
     State                                                                  1,903          3,987
                                                                      -----------    -----------
Total deferred                                                             14,197         29,743
                                                                      -----------    -----------
Less increase in allowance                                                (14,197)       (29,743)
Net deferred                                                                    0              0
                                                                      -----------    -----------
Total income tax provision (benefit)                                  $         0    $         0
                                                                      -----------    -----------

                                                                             2004           2003
                                                                      -----------    -----------
Individual components of deferred taxes are as follows:
Deferred tax asset arising from net operating loss carry forwards     $ 1,286,769    $ 1,272,572
Less valuation allowance                                               (1,286,769)    (1,272,572)
                                                                      -----------    -----------
Net deferred                                                          $         0    $         0
                                                                      -----------    -----------
Individual components of deferred tax allowance are as follows:
Deferred tax asset arising from net operating loss carry forwards      (1,286,769)    (1,272,572)
                                                                      -----------    -----------
Net Deferred Income Taxes                                             $         0    $         0
                                                                      -----------    -----------


4. Supplemental Cash Flow Information:

2004:
Common stock issued to pay debt and accrued interest of $ 78,981. Cash used to pay interest expense $ 0.

2003:
Common stock issued to pay debt and accrued interest of $ 79,039. Cash used to pay interest expense $ 0.

5. Uncertainty - Going Concern:

The Company has incurred significant losses since its inception and, as a result, has accumulated a deficit of $3,449,782 and a stockholders' deficit of $478,426 at June 30, 2004. The Company has incurred losses of $38,061 in 2004 and $79,739 in 2003. The Company's revenue producing activities have ceased. The Company's ability to continue as a going concern depends upon successfully restructuring its debt and obtaining sufficient financing to maintain operations. The accompanying consolidated financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company was forced to dissolve.

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