Form 10QSB
period 2004-09-30
Indigo-Energy, Inc.
filed 2006-02-08
CIK 356870

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

ITEM 1. FINANCIAL STATEMENTS

                              PROCARE AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                               September 30,
                                                             2004         2003
                                                         -----------    -----------
                                     ASSETS

Current Assets:
Cash and cash equivalents                                $         0    $         0
Prepaid expenses                                                   0              0
                                                         -----------    -----------
Total current assets                                               0              0

Property & equipment (net)                                         0              0
Assets of discontinued operations                                  0              0
                                                         -----------    -----------


Total Assets                                             $         0    $         0
                                                         ===========    ===========



                     LIABILITIES & STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable                                         $    42,753    $    42,439
Accrued payroll taxes                                        323,927        318,652
Accrued interest                                             109,466        128,242
Notes payable                                                  4,000         94,700
Due to related parties                                             0              0
                                                         -----------    -----------
Total current liabilities                                    480,146        584,033

Debt obligations maturing beyond a year                            0              0

Stockholders' Deficiency
Common stock - 500,000,000 authorized $0.001 par value
13,836,347 issued & outstanding (13,687,347 in 2003)          13,836         13,687
Additional paid in capital                                 2,957,520      2,824,861
Accumulated deficit                                       (3,451,502)    (3,422,581)
                                                         -----------    -----------
Total stockholders' deficiency                              (480,146)      (584,033)
                                                         -----------    -----------

Total Liabilities & Stockholders' Deficiency             $         0    $         0
                                                         ===========    ===========


                 See Notes To Consolidated Financial Statements

                              PROCARE AMERICA, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended
                                                           September 30,
                                                       2004            2003
                                                   ------------    ------------
Revenue:
Net patient revenue                                $          0    $          0
Other                                                         0               0
                                                   ------------    ------------
Total revenue                                                 0               0

Cost of Sales;
Cost of tangible goods sold                                   0               0
Cost of services                                              0               0
Cost applicable to sales & revenue                            0               0
                                                   ------------    ------------

Gross profit                                                  0               0

Selling, General & Administrative Expenses                  625           3,311
                                                   ------------    ------------
Total Operating Expenses                                    625           3,311

(Loss) before other income and income taxes                (625)         (3,311)

Other Income (Expense)
Interest income                                               0               0
Interest (expense), net                                   1,095           7,549
                                                   ------------    ------------
Total other income (expense)                             (1,095)         (7,549)

Net loss before income taxes                             (1,720)        (10,860)

Income taxes                                                  0               0
                                                   ------------    ------------

Net loss available to common shareholders          ($     1,720)   ($    10,860)
                                                   ============    ============

Basic and Diluted Net Loss Per Share                        Nil             Nil

Weighted Average Common Shares Outstanding           13,836,347      13,687,347



                 See Notes To Consolidated Financial Statements

                              PROCARE AMERICA, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                            Three Months Ended
                                                               September 30,
                                                             2004         2003
                                                           --------    --------
Cash Flows from Operating Activities:
Net income (loss)                                          ($ 1,720)   ($10,860)
Adjustments required to reconcile net loss to cash flows
from operating activities:
Expenses paid by issuance of stock                                0           0
Changes in Operating Assets & Liabilities
Prepaid expenses                                                  0           0
Accounts payable                                                625       3,311
Accrued expenses                                              1,095       7,549
                                                           --------    --------
Net cash used by operating activities                             0           0


Cash Flows from Investing Activities:
Purchase of equipment                                             0           0
                                                           --------    --------
Net cash used by investing activities                             0           0


Cash Flows from Financing Activities:
Proceeds from new equity interest                                 0           0
                                                           --------    --------
Net cash used by financing activities                             0           0

Net Change In Cash
Cash - Beginning                                                  0           0
                                                           --------    --------
Cash - Ending                                              $      0    $      0
                                                           ========    ========



                 See Notes To Consolidated Financial Statements

                              PROCARE AMERICA, INC.
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)

                                                            Common
                                                   --------------------------
                                                                    Common       Additional
                                                                    Stock          Paid-In     Accumulated
                                                      Shares        Amount         Capital       Deficit        Total
                                                   -----------    -----------    -----------   -----------    -----------
Balance at June 30, 2000                            10,209,485    $    10,210    $ 2,716,101   ($3,246,077)   ($  519,766)
Net loss - June 30, 2001                                    --             --             --       (67,030)            --
                                                   -----------    -----------    -----------   -----------    -----------
Balance at June 30, 2001                            10,209,485         10,210      2,716,101    (3,313,107)      (519,766)
Proceeds of Private Placement                        3,319,790          3,319         29,879            --             --
Acquisition of On-Q                                 19,500,000         19,500             --            --             --
Net loss - June 30, 2002                                    --             --             --       (18,875)            --
                                                   -----------    -----------    -----------   -----------    -----------
Balance at June 30, 2002                            33,029,275         33,029      2,745,980    (3,331,982)      (552,973)
Conversion of notes payable and accrued interest       158,072            158         78,881            --             --
Recisssion of OnQ agreement                        (19,500,000)       (19,500)
Net loss - June 30, 2003                                    --             --             --       (79,739)            --
                                                   -----------    -----------    -----------   -----------    -----------
Balance at June 30, 2003                            13,687,347         13,687      2,824,861    (3,411,721)      (573,173)
Conversion of notes payable and accrued interest       149,000            149         78,832            --             --
Contributed capital                                         --             --         53,827            --             --
Net loss - June 30, 2004                                    --             --             --       (38,061)            --
                                                   -----------    -----------    -----------   -----------    -----------
Balance at June 30, 2004                            13,836,347         13,836      2,957,520    (3,449,782)      (478,426)
Net loss - Three months endedSeptember 30, 2004             --             --             --          (625)            --
                                                   -----------    -----------    -----------   -----------    -----------
Balance at September 30, 2004                       13,836,347    $    13,836    $ 2,957,520   ($3,450,407)   ($  479,051)
                                                   ===========    ===========    ===========   ===========    ===========



                 See Notes To Consolidated Financial Statements

                              PROCARE AMERICA, INC.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                               SEPTEMBER 30, 2004


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

There were 8,000 and 189,400 common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in both 2004 and 2003, respectively.

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

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We will record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be

Recent Accounting Pronouncements
--------------------------------
In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment," or SFAS No. 123(R). SFAS No. 123(R) revises FASB Statement No. 123 "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation SB as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for us will be our first quarter of the year ending December 31, 2006. We anticipate adopting SFAS No. 123(R) beginning in the quarter ending March 31, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date must be recognized as the requisite service is rendered on or after the required effective date. These new accounting rules will lead to a decrease in reported earnings. Although our adoption of SFAS No. 123(R) could have a material impact on our financial position and results of operations, we are still evaluating the potential impact from adopting this statement.

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

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, or FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004." The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 is effective immediately, we have not begun our analysis and do not expect to be able to complete our evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29," which is effective for us starting July 1, 2005. In the past, we were frequently required to measure the value of assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, we will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not anticipated to have a material effect on our financial position, results of operations or cash flows.

                              PROCARE AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

     1. We are delinquent in remitting payroll taxes for fiscal years 1998 to 2000. Total payroll taxes in delinquency, including penalties and interest were approximately $430,000 and $404,000 as of September 30, 2004 and 2003 respectively.

3. Income Taxes:

We have adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. At September 30, 2004, the Company has operating loss carry forwards for tax purposes of approximately $3,275,000, which expire through 2026.

Utilization of federal and state NOL and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carryforwards before full utilization.

                                                                        2004           2003
                                                                    -----------    -----------
The provision (benefit) for income taxes consists of the following:
  Currently payable:
     Federal                                                        $         0    $         0
     State                                                                    0              0
                                                                    -----------    -----------
Total currently payable                                                       0              0
                                                                    -----------    -----------
  Deferred:
     Federal                                                              2,221         12,294
     State                                                                  344          1,903
                                                                    -----------    -----------
Total deferred                                                            2,565         14,197
                                                                    -----------    -----------
Less increase in allowance                                               (2,565)       (14,197)
Net deferred                                                                  0              0
                                                                    -----------    -----------
Total income tax provision (benefit)                                $         0    $         0
                                                                    -----------    -----------

                                                                           2004           2003
                                                                    -----------    -----------
Individual components of deferred taxes are as follows:
Deferred tax asset arising from net operating loss carry forwards   $ 1,289,334    $ 1,286,769
Less valuation allowance                                             (1,289,334)    (1,286,769)
                                                                    -----------    -----------
Net deferred                                                        $         0    $         0
                                                                    -----------    -----------
Individual components of deferred tax allowance are as follows:
Deferred tax asset arising from net operating loss carry forwards    (1,289,334)    (1,286,769)
                                                                    -----------    -----------
Net Deferred Income Taxes                                           $         0    $         0
                                                                    -----------    -----------


4. Supplemental Cash Flow Information:

2004:

Common stock issued to pay debt and accrued interest of $ 78,981. Cash used to pay interest expense $ 0.

5. Uncertainty - Going Concern:

The Company has incurred significant losses since its inception and, as a result, has accumulated a deficit of $3,451,502 and a stockholders' deficit of $480,146 at September 30, 2004. The Company has incurred losses of $1,720 in 2004 and $10,860 in 2003. The Company's revenue producing activities have ceased. The Company's ability to continue as a going concern depends upon successfully restructuring its debt and obtaining sufficient financing to maintain operations. The accompanying consolidated financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company was forced to dissolve.

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