Form 10QSB
period 2005-03-31
Indigo-Energy, Inc.
filed 2006-02-08
CIK 356870

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

ITEM 1. FINANCIAL STATEMENTS



                              PROCARE AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)





                                                                  March 31,
                                                         --------------------------
                                                             2005          2004
                                                         -----------    -----------
                                     ASSETS
Current Assets:
Cash and cash equivalents                                $         0    $         0
Short term loans                                                   0              0
Prepaid expenses                                                   0              0
                                                         -----------    -----------
Total current assets                                               0              0

Property & equipment (net)                                         0              0
Assets of discontinued operations                                  0              0
                                                         -----------    -----------


Total Assets                                             $         0    $         0
                                                         ===========    ===========



                     LIABILITIES & STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable                                         $    41,602    $    45,027
Accrued payroll taxes                                        323,927        318,652
Accrued interest                                             111,655        143,340
Notes payable                                                  4,000         94,700
                                                         -----------    -----------
Total current liabilities                                    481,184        601,719

Debt obligations maturing beyond a year                            0              0

Stockholders' Deficiency
Common stock - 500,000,000 authorized $0.001 par value
16,861,127 issued & outstanding (13,687,347 in 2004)          16,861         13,687
Additional paid in capital                                 2,957,520      2,824,861
Accumulated deficit                                       (3,455,565)    (3,440,267)
                                                         -----------    -----------
Total stockholders' deficiency                              (481,184)      (601,719)

Total Liabilities & Stockholders' Deficiency             $         0    $         0
                                                         ===========    ===========



                 See Notes To Consolidated Financial Statements



                              PROCARE AMERICA, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                   Nine Months Ended              Three Months Ended
                                                        March 31,                       March 31,
                                              ----------------------------    ---------------------------
                                                  2005           2004             2005           2004
                                              ------------    ------------    ------------    ------------
Revenue:
Net patient revenue                           $          0    $          0    $          0    $          0
Other                                                    0               0               0               0
                                              ------------    ------------    ------------    ------------
Total revenue                                            0               0               0               0

Cost of Sales;
Cost of tangible goods sold                              0               0               0               0
Cost of services                                         0               0               0               0
Cost applicable to sales & revenue                       0               0               0               0
                                              ------------    ------------    ------------    ------------

Gross profit                                             0               0               0               0

Selling, General & Administrative Expenses           2,499           5,899               0           1,966
                                              ------------    ------------    ------------    ------------
Total Operating Expenses                             2,499           5,899               0           1,966

(Loss) before other income and income taxes         (2,499)         (5,899)              0          (1,966)

Other Income (Expense)
Interest income                                          0               0               0               0
Interest (expense), net                              3,284          22,647           1,094           7,549
                                              ------------    ------------    ------------    ------------
Total other income (expense)                        (3,284)        (22,647)         (1,094)         (7,549)

Net loss before income taxes                        (5,783)        (28,546)         (1,094)         (9,515)

Income taxes                                             0               0               0               0
                                              ------------    ------------    ------------    ------------

Net loss available to common shareholders     ($     5,783)   ($    28,546)   ($     1,094)   ($     9,515)
                                              ============    ============    ============    ============

Basic and Diluted Net Loss Per Share                   Nil             Nil             Nil             Nil

Weighted Average Common Shares Outstanding      15,348,737      13,836,347      16,861,127      13,836,347





                 See Notes To Consolidated Financial Statements

                              PROCARE AMERICA, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                             Nine Months Ended
                                                                 March 31,
                                                           --------------------
                                                              2005       2004
                                                           --------    --------
Cash Flows from Operating Activities:
Net income (loss)                                          ($ 5,783)   ($28,546)
Adjustments required to reconcile net loss to cash flows
from operating activities:
Expenses paid by issuance of stock                                0           0
Changes in Operating Assets & Liabilities
Prepaid expenses                                                  0           0
Accounts payable                                              2,499       5,899
Accrued expenses                                              3,284      22,647
                                                           --------    --------
Net cash used by operating activities                             0           0


Cash Flows from Investing Activities:
Short term loan
Purchase of equipment                                             0           0
                                                           --------    --------
Net cash used by investing activities                             0           0


Cash Flows from Financing Activities:
Proceeds of long term borrowing                                   0           0
Proceeds from new equity interest                                 0           0
                                                           --------    --------
Net cash used by financing activities                             0           0

Net Change In Cash
Cash - Beginning                                                  0           0
                                                           --------    --------
Cash - Ending                                              $      0    $      0
                                                           ========    ========


                 See Notes To Consolidated Financial Statements



                              PROCARE AMERICA, INC.
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)


                                                             Common
                                                   --------------------------
                                                                    Common       Additional
                                                                    Stock          Paid-In     Accumulated
                                                      Shares        Amount         Capital       Deficit         Total
                                                   -----------    -----------    -----------   -----------    -----------
Balance at June 30, 2000                            10,209,485    $    10,210    $ 2,716,101   ($3,246,077)   ($  519,766)
Net loss - June 30, 2001                                    --             --             --       (67,030)            --
                                                   -----------    -----------    -----------   -----------    -----------
Balance at June 30, 2001                            10,209,485         10,210      2,716,101    (3,313,107)      (519,766)
Proceeds of Private Placement                        3,319,790          3,319         29,879            --             --
Acquisition of On-Q                                 19,500,000         19,500             --            --             --
Net loss - June 30, 2002                                    --             --             --       (18,875)            --
                                                   -----------    -----------    -----------   -----------    -----------
Balance at June 30, 2002                            33,029,275         33,029      2,745,980    (3,331,982)      (552,973)
Conversion of notes payable and accrued interest       158,072            158         78,881            --             --
Recisssion of OnQ agreement                        (19,500,000)       (19,500)
Net loss - June 30, 2003                                    --             --             --       (79,739)            --
                                                   -----------    -----------    -----------   -----------    -----------
Balance at June 30, 2003                            13,687,347         13,687      2,824,861    (3,411,721)      (573,173)
Conversion of notes payable and accrued interest       149,000            149         78,832            --             --
Contributed capital                                         --             --         53,827            --             --
Net loss - June 30, 2004                                    --             --             --       (38,061)            --
                                                   -----------    -----------    -----------   -----------    -----------
Balance at June 30, 2004                            13,836,347         13,836      2,957,520    (3,449,782)      (478,426)
Stock issued to pay expenses                         3,024,780          3,025             --            --             --
Net loss - Nine months ended March 31, 2005                 --             --             --        (5,783)            --
                                                   -----------    -----------    -----------   -----------    -----------
Balance at March 31, 2005                           16,861,127    $    16,861    $ 2,957,520   ($3,455,565)   ($  481,184)
                                                   ===========    ===========    ===========   ===========    ===========



                 See Notes To Consolidated Financial Statements

                              PROCARE AMERICA, INC.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                 MARCH 31, 2005


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

There were 8,000 common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in both 2005 and 2004.

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

                              PROCARE AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

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

2. Convertible Notes Payable and Accrued Expenses:

Summarized as follows:

                                                              2005        2004
                                                           --------    --------
Notes payable at various maturity dates bearing interest
at 10% unsecured convertible at $0.50 per share            $  4,000    $ 94,700

                                                           --------    --------
Total                                                         4,000      94,700
Less current portion                                         (4,000)    (94,700)
                                                           --------    --------
Due after one year                                         $      0    $      0
                                                           --------    --------

     1. We are delinquent in remitting payroll taxes for fiscal years 1998 to 2000. Total payroll taxes in delinquency, including penalties and interest were approximately $430,000 and $411,000 as of March 31, 2005 and 2004 respectively.

3. Income Taxes:

We have adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. At March 31, 2005, the Company has operating loss carry forwards for tax purposes of approximately $3,275,000, which expire through 2026.

Utilization of federal and state NOL and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carryforwards before full utilization.

                                                                           2005           2004
                                                                    -----------    -----------
The provision (benefit) for income taxes consists of the following:
  Currently payable:
     Federal                                                        $         0    $         0
     State                                                                    0              0
                                                                    -----------    -----------
Total currently payable                                                       0              0
                                                                    -----------    -----------
  Deferred:
     Federal                                                              2,221         12,294
     State                                                                  344          1,903
                                                                    -----------    -----------
Total deferred                                                            2,565         14,197
                                                                    -----------    -----------
Less increase in allowance                                               (2,565)       (14,197)
Net deferred                                                                  0              0
                                                                    -----------    -----------
Total income tax provision (benefit)                                $         0    $         0
                                                                    -----------    -----------

                                                                           2005           2004
                                                                    -----------    -----------
Individual components of deferred taxes are as follows:
Deferred tax asset arising from net operating loss carry forwards   $ 1,289,334    $ 1,286,769
Less valuation allowance                                             (1,289,334)    (1,286,769)
                                                                    -----------    -----------
Net deferred                                                        $         0    $         0
                                                                    -----------    -----------
Individual components of deferred tax allowance are as follows:
Deferred tax asset arising from net operating loss carry forwards    (1,289,334)    (1,286,769)
                                                                    -----------    -----------
Net Deferred Income Taxes                                           $         0    $         0
                                                                    -----------    -----------

4. Supplemental Cash Flow Information:

2005:

Common stock issued to pay accounts payable and expenses of $ 3,025. Cash used to pay interest expense $ 0.

2004:

Common stock issued to pay debt and accrued interest of $ 78,981. Cash used to pay interest expense $ 0.

5. Uncertainty - Going Concern:

The Company has incurred significant losses since its inception and, as a result, has accumulated a deficit of $3,455,565 and a stockholders' deficit of $481,184 at March 31, 2005. The Company has incurred losses of $5,783 in 2005 and $28,546 in 2004. The Company's revenue producing activities have ceased. The Company's ability to continue as a going concern depends upon successfully restructuring its debt and obtaining sufficient financing to maintain operations. The accompanying consolidated financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company was forced to dissolve.

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