Form 10KSB
period 2005-06-30
Indigo-Energy, Inc.
filed 2006-02-08
CIK 356870

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year Ended June 30, 2005

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

Item 7. Financial Statement

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                                Michael F. Cronin
                           Certified Public Accountant
                                  687 Lee Road
                               Rochester, NY 14606

Board of Directors and Shareholders
Procare America, Inc.
Fort Meyers, Florida

I have audited the accompanying consolidated balance sheet of Procare America, Inc. as of June 30, 2005 and 2004 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audit..
I conducted my audits in accordance with auditing standards established by the Public Company Accounting Oversight Board. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Procare America, Inc. as of June 30, 2005 and 2004 and the results of its operations, its cash flows and changes in stockholders' deficiency for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company's recurring losses have resulted in an accumulated deficit of $3,456,660 as of June 30, 2005, and current liabilities exceed current assets by $482,279. These conditions raise substantial doubt about their ability to continue as a going concern. Management's plans in regard to these matters are also described in the notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

December 29, 2005


/s/ Michael F. Cronin
---------------------
Michael F. Cronin
Certified Public Accountant

                              Procare America, Inc.
                           Consolidated Balance Sheet
                                    June 30,

                               Assets                        2005            2004
                                                         -----------    -----------
Current Assets
Cash & cash equivalents                                  $         0    $         0
Prepaid expenses                                                   0              0
                                                         -----------    -----------
  Total current assets                                             0              0
                                                         -----------    -----------

Property & equipment (net)                                         0              0

                                                         -----------    -----------
Total Assets                                             $         0    $         0
                                                         ===========    ===========

                Liabilities & Stockholders' Deficiency

Current Liabilities:
Accounts payable                                         $    41,537    $    42,128
Accrued payroll taxes                                        323,992        323,927
Accrued interest                                             112,750        108,371
Notes payable                                                  4,000          4,000
                                                         -----------    -----------
  Total current liabilities                                  482,279        478,426
                                                         -----------    -----------

Stockholders' Deficiency:
Common stock-500,000,000 authorized $0.001 par value
16,861,127 issued & outstanding (13,836,347 in 2004)          16,862         13,836
Additional paid in capital                                 2,957,519      2,957,520
Accumulated deficit                                       (3,456,660)    (3,449,782)
                                                         -----------    -----------
Total stockholders' deficiency                              (482,279)      (478,426)
                                                         -----------    -----------

Total Liabilities & Stockholders' Deficiency             $         0    $         0
                                                         ===========    ===========


See Summary of Significant Accounting Policies and Notes to Financial Statements

                              Procare America, Inc.
                      Consolidated Statement of Operations
                              Years Ended June 30,

                                                       2005            2004
                                                   ------------    ------------
Revenue:
Net patient revenue                                $          0    $          0
Other                                                         0               0
                                                   ------------    ------------
Total revenue                                                 0               0
                                                   ------------    ------------

Cost of Sales:
Cost of tangible goods sold                                   0               0
Cost of services                                              0               0
                                                   ------------    ------------
Costs Applicable to Sales & Revenue                           0               0
                                                   ------------    ------------

Gross Profit                                                  0               0

Selling, General & Administrative Expenses                2,499           7,865
                                                   ------------    ------------
  Total Operating Expenses                                2,499           7,865
                                                   ------------    ------------
(Loss) before other income and income taxes              (2,499)         (7,865)

Other Income (Expense)
Interest Income                                               0               0
Interest (expense), net                                  (4,379)        (30,196)
                                                   ------------    ------------
Net loss before income taxes                             (6,878)        (38,061)
Income taxes                                                  0               0
                                                   ------------    ------------
Net loss available to common shareholders          ($     6,878)   ($    38,061)
                                                   ============    ============

Basic and Diluted Net Loss Per Share                        Nil             Nil

Weighted Average Common Shares Outstanding           15,377,742      13,708,109



See Summary of Significant Accounting Policies and Notes to Financial Statements

                              Procare America, Inc.
                      Consolidated Statement of Cash Flows
                              Years Ended June 30,

                                                              2005        2004
                                                           --------    --------
Cash Flows from Operating Activities:
 Net Income                                                ($ 6,878)   ($38,061)
Adjustments required to reconcile net loss to cash flows
from operating activities:
   Expenses paid by issuance of stock                         1,025           0
Changes in Operating Assets & Liabilities
   Prepaid expenses                                               0           0
   Accounts payable                                            (591)      3,000
   Accrued expenses                                           6,444      35,061
                                                           --------    --------
  Net cash used by operating activities                           0           0
                                                           --------    --------


Cash Flows from Investing Activities:
  Purchase of Equipment                                           0           0
                                                           --------    --------
  Net cash used by investing activities                           0           0
                                                           --------    --------

Cash Flows from Financing Activities:
  Net cash used by financing activities                           0           0
                                                           --------    --------

Net Change In Cash                                                0           0
Cash-Beginning                                                    0           0
                                                           --------    --------
Cash-Ending                                                $      0    $      0
                                                           ========    ========


See Summary of Significant Accounting Policies and Notes to Financial Statements


                              Procare America, Inc.
               Consolidated Statement of Stockholders' Deficiency


                                                                     Common
                                                    ---------------------------------------
                                                                    Common       Additional
                                                      Shares        Stock         Paid-In      Accumulated       Total
                                                                    Amount         Capital       Deficit
                                                    ----------    -----------    -----------   -----------    -----------
Balance at June 30, 2002                            33,029,275    $    33,030    $ 2,745,979   ($3,331,982)   ($  552,973)
                                                    ----------    -----------    -----------   -----------    -----------
Conversion of notes payable and accrued interest       158,072            158         78,881
Rescission of On-Q agreement                       (19,500,000)       (19,500)
Net Loss June 30, 2003                                                                             (79,739)
                                                    ----------    -----------    -----------   -----------    -----------
Balance at June 30, 2003                            13,687,347         13,688      2,824,860    (3,411,721)      (573,173)
                                                    ----------    -----------    -----------   -----------    -----------
Conversion of notes payable and accrued interest       149,000            149         78,832
Contributed capital                                     53,827
Net Loss June 30, 2004                                                                             (38,061)
                                                    ----------    -----------    -----------   -----------    -----------
Balance at June 30, 2004                            13,836,347         13,837      2,957,519    (3,449,782)      (478,426)
                                                    ----------    -----------    -----------   -----------    -----------
Stock issued to pay expenses                         3,024,780          3,025
Net Loss June 30, 2005                                                                              (6,878)
                                                    ----------    -----------    -----------   -----------    -----------
Balance at June 30, 2005                            16,861,127    $    16,862    $ 2,957,519   ($3,456,660)   ($  482,279)
                                                    ==========    ===========    ===========   ===========    ===========


See Summary of Significant Accounting Policies and Notes to Financial Statements

                              PROCARE AMERICA, INC.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                  JUNE 30, 2005


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


Significant Accounting Policies
--------------------------------
Use of Estimates:   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

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

                              PROCARE AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


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


There are no employee or non-employee options outstanding.

2. Convertible Notes Payable and Accrued Expenses:

Summarized as follows:

                                                               2005       2004
                                                             -------    -------
Notes payable at various maturity dates bearing interest
at 10% unsecured convertible at $0.50 per share              $ 4,000    $ 4,000
                                                             -------    -------
Total                                                          4,000      4,000

Less current portion                                          (4,000)    (4,000)
                                                             -------    -------
Due after one year                                           $     0    $     0
                                                             -------    -------

     1. We are delinquent in remitting payroll taxes for fiscal years 1998 to 2000. Total payroll taxes in delinquency, including penalties and interest were approximately $435,000 and $430,000,000 as of June 30, 2005 and 2004 respectively.

3. Income Taxes:

We have adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. At June 30, 2005, the Company has operating loss carry forwards for tax purposes of approximately $3,280,000, which expire through 2026.

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

4. Supplemental Cash Flow Information:

2005:

Common stock issued to pay accounts payable and expenses of $ 3,025. Cash used to pay interest expense $ 0

2004:

Common stock issued to pay debt and accrued interest of $ 78,981. Cash used to pay interest expense $ 0.

5. Uncertainty - Going Concern:

The Company has incurred significant losses since its inception and, as a result, has accumulated a deficit of $3,456,660 and a stockholders' deficit of $482,279 at June 30, 2005. The Company has incurred losses of $6,878 in 2005 and $38,061 in 2004. The Company's revenue producing activities have ceased. The Company's ability to continue as a going concern depends upon successfully restructuring its debt and obtaining sufficient financing to maintain operations. The accompanying consolidated financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company was forced to dissolve.

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