Form 10QSB
period 2005-09-30
Indigo-Energy, Inc.
filed 2006-02-08
CIK 356870

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

ITEM 1. FINANCIAL STATEMENTS

                              PROCARE AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                               September 30,
                                                             2005         2004
                                                         -----------    -----------
                                     ASSETS
Current Assets:
Cash and cash equivalents                                $         0    $         0
Prepaid expenses                                                   0              0
                                                         -----------    -----------
Total current assets                                               0              0

Property & equipment (net)                                         0              0
Assets of discontinued operations                                  0              0
                                                         -----------    -----------


Total Assets                                             $         0    $         0
                                                         ===========    ===========



                     LIABILITIES & STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable                                         $    42,737    $    42,753
Accrued payroll taxes                                        323,992        323,927
Accrued interest                                             113,845        109,466
Notes payable                                                  4,000          4,000
                                                         -----------    -----------
Total current liabilities                                    484,574        480,146

Debt obligations maturing beyond a year                            0              0

Stockholders' Deficiency
Common stock - 500,000,000 authorized $0.001 par value
16,861,127 issued & outstanding (13,687,347 in 2004)          16,861         13,836
Additional paid in capital                                 2,957,520      2,957,520
Accumulated deficit                                       (3,458,955)    (3,451,502)
                                                         -----------    -----------
Total stockholders' deficiency                              (484,574)      (480,146)
                                                         -----------    -----------

Total Liabilities & Stockholders' Deficiency             $         0    $         0
                                                         ===========    ===========





                 See Notes To Consolidated Financial Statements

                              PROCARE AMERICA, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)




                                                        Three Months Ended
                                                           September 30,
                                                   ----------------------------
                                                        2005          2004
                                                   ------------    ------------
Revenue:
Net patient revenue                                $          0    $          0
Other                                                         0               0
                                                   ------------    ------------
Total revenue                                                 0               0

Cost of Sales;
Cost of tangible goods sold                                   0               0
Cost of services                                              0               0
Cost applicable to sales & revenue                            0               0
                                                   ------------    ------------

Gross profit                                                  0               0

Selling, General & Administrative Expenses                1,200             625
                                                   ------------    ------------
Total Operating Expenses                                  1,200             625

(Loss) before other income and income taxes              (1,200)           (625)

Other Income (Expense)
Interest income                                               0               0
Interest (expense), net                                   1,095           1,095
                                                   ------------    ------------
Total other income (expense)                             (1,095)         (1,095)

Net loss before income taxes                             (2,295)         (1,720)

Income taxes                                                  0               0
                                                   ------------    ------------

Net loss available to common shareholders          ($     2,295)   ($     1,720)
                                                   ============    ============

Basic and Diluted Net Loss Per Share                        Nil             Nil

Weighted Average Common Shares Outstanding           16,861,127      13,836,347



                 See Notes To Consolidated Financial Statements

                              PROCARE AMERICA, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                             Three Months Ended
                                                                September 30,
                                                             ------------------
                                                               2005       2004
                                                             -------    -------
Cash Flows from Operating Activities:
Net income (loss)                                            ($2,295)   ($1,720)
Adjustments required to reconcile net loss to cash flows
from operating activities:
Expenses paid by issuance of stock                                 0          0
Changes in Operating Assets & Liabilities
Prepaid expenses                                                   0          0
Accounts payable                                               1,200        625
Accrued expenses                                               1,095      1,095
                                                             -------    -------
Net cash used by operating activities                              0          0


Cash Flows from Investing Activities:
Purchase of equipment                                              0          0
                                                             -------    -------
Net cash used by investing activities                              0          0


Cash Flows from Financing Activities:
Proceeds from new equity interest                                  0          0
                                                             -------    -------
Net cash used by financing activities                              0          0

Net Change In Cash
Cash - Beginning                                                   0          0
                                                             -------    -------
Cash - Ending                                                $     0    $     0
                                                             =======    =======



                 See Notes To Consolidated Financial Statements


                              PROCARE AMERICA, INC.
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)

                                                             Common
                                                   --------------------------
                                                                    Common        Additional
                                                                    Stock          Paid-In     Accumulated
                                                      Shares        Amount         Capital       Deficit         Total
                                                   -----------    -----------    -----------   -----------    -----------
Balance at June 30, 2000                            10,209,485    $    10,210    $ 2,716,101   ($3,246,077)   ($  519,766)
Net loss - June 30, 2001                                    --             --             --       (67,030)            --
                                                   -----------    -----------    -----------   -----------    -----------
Balance at June 30, 2001                            10,209,485         10,210      2,716,101    (3,313,107)      (519,766)
Proceeds of Private Placement                        3,319,790          3,319         29,879            --             --
Acquisition of On-Q                                 19,500,000         19,500             --            --             --
Net loss - June 30, 2002                                    --             --             --       (18,875)            --
                                                   -----------    -----------    -----------   -----------    -----------
Balance at June 30, 2002                            33,029,275         33,029      2,745,980    (3,331,982)      (552,973)
Conversion of notes payable and accrued interest       158,072            158         78,881            --             --
Recisssion of OnQ agreement                        (19,500,000)       (19,500)
Net loss - June 30, 2003                                    --             --             --       (79,739)            --
                                                   -----------    -----------    -----------   -----------    -----------
Balance at June 30, 2003                            13,687,347         13,687      2,824,861    (3,411,721)      (573,173)
Conversion of notes payable and accrued interest       149,000            149         78,832            --             --
Contributed capital                                         --             --         53,827            --             --
Net loss - June 30, 2004                                    --             --             --       (38,061)            --
                                                   -----------    -----------    -----------   -----------    -----------
Balance at June 30, 2004                            13,836,347         13,836      2,957,520    (3,449,782)      (478,426)
Stock issued to pay expenses                         3,024,780          3,025             --            --             --
Net loss - June 30, 2005                                    --             --             --        (6,878)            --
                                                   -----------    -----------    -----------   -----------    -----------
Balance at June 30, 2005                            16,861,127         16,861      2,957,520    (3,456,660)      (482,279)
Net loss - September 30, 2005                               --             --             --        (2,295)            --
                                                   -----------    -----------    -----------   -----------    -----------
Balance at September 30, 2005                       16,861,127    $    16,861    $ 2,957,520   ($3,458,955)   ($  484,574)
                                                   ===========    ===========    ===========   ===========    ===========



                 See Notes To Consolidated Financial Statements

                              PROCARE AMERICA, INC.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                               SEPTEMBER 30, 2005


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

Income Taxes:   We must make certain estimates and judgments in determining incometax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

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

                              PROCARE AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

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

     1. We are delinquent in remitting payroll taxes for fiscal years 1998 to 2000. Total payroll taxes in delinquency, including penalties and interest were approximately $435,000 and $430,000,000 as of September 30, 2005 and 2004 respectively.

3. Income Taxes:

We have adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. At September 30, 2005, the Company has operating loss carryforwards for tax purposes of approximately $3,280,000, which expire through 2026.

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


5. Uncertainty - Going Concern:

The Company has incurred significant losses since its inception and, as a result, has accumulated a deficit of $3,458,955 and a stockholders' deficit of $484,574 at September 30, 2005. The Company has incurred losses of $2,295 in 2005 and $1,720 in 2004. The Company's revenue producing activities have ceased. The Company's ability to continue as a going concern depends upon successfully restructuring its debt and obtaining sufficient financing to maintain operations. The accompanying consolidated financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company was forced to dissolve.

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