Form 10QSB
period 2005-12-31
Indigo-Energy, Inc.
filed 2006-02-13
CIK 356870

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2005

Commission File Number 2-75313

                               INDIGO-ENERGY, INC.
                        (Formerly PROCARE AMERICA, INC.)
                         -------------------------------
             (Exact name of registrant as specified in its charter)


         Nevada                                         84-0871427
----------------------------                        -------------------
(State or other jurisdiction of                      IRS Employer
 incorporation or organization)                     Identification No.)


4041 University Drive, Suite 302, Fairfax, VA                          22030
---------------------------------------                            --------
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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 9, 2006 the Company had 104,639,127 shares of Common Stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

                              Indigo-Energy, Inc.
                           Consolidated Balance Sheet
                               December 31, 2005

                                                      ----------     ----------
                                                      Dec 31, 05     Dec 31, 04
                                                      ----------     ----------
                                                      (Unaudited)    (Unaudited)
ASSETS
      Current Assets
          Checking/Savings
              Checking                                     8,075             --
              Chevy Chase Checking                         4,500             --
                                                      ----------     ----------
          Total Checking/Savings                          12,575             --
                                                      ----------     ----------
      Total Current Assets                                12,575             --
      Fixed Assets
          Land, Development & Exploration                538,048        366,268
                                                      ----------     ----------
      Total Fixed Assets                                 538,048        366,268
      Other Assets
          Proved Reserves                                      0              0
                                                      ----------     ----------
      Total Other Assets                                       0              0
                                                      ----------     ----------
TOTAL ASSETS                                             550,622        366,268
                                                      ==========     ==========
LIABILITIES & EQUITY
      Liabilities
          Current Liabilities
              Accounts Payable
                  Accounts Payable                        42,852         41,602
                                                      ----------     ----------
              Total Accounts Payable                      42,852         41,602
              Other Current Liabilities
                  Accrued Interest                       113,845        110,561
                  Accrued Payroll Taxes                  323,992        323,927
                  Customer Deposits                      674,500             --
                  Due to Shareholder                         128            535
                  Notes Payable                            4,000          4,000
                                                      ----------     ----------
              Total Other Current Liabilities          1,116,465        439,023
                                                      ----------     ----------
          Total Current Liabilities                    1,159,317        480,625
                                                      ----------     ----------
      Total Liabilities                                1,159,317        480,625
      Equity
          Common Stock                                    33,194        383,194
          Additional Paid in Capital                   2,957,520      2,957,520
          Retained Earnings - Beginning               (3,457,196)    (3,449,782)
          Net Income                                    (142,213)        (5,289)
                                                      ----------     ----------
          Retained Earnings - End                     (3,599,409)    (3,455,071)
                                                      ----------     ----------
      Total Equity                                      (608,695)      (114,357)
                                                      ----------     ----------
TOTAL LIABILITIES & EQUITY                               550,622        366,268
                                                      ==========     ==========

                             See accompanying notes

                               Indigo-Energy, Inc.
                      Consolidated Statement of Operations
                          3 Months Ended December 2005

                                  (Unaudited)

                                                                                                                Period from
                                                                                                               April 16, 2002
                                                                                                               (Inception of
                                                                                                                Exploration
                                                                                                                 Stage) to
                                                                                                                December 31,
                                               Jul - Dec 05    Jul - Dec 04    Oct - Dec 05    Oct - Dec 04         2005
                                               ------------    ------------    ------------    ------------    --------------
 Ordinary Income/Expense
         Income
             Commissions Earned                         409             200             191             200               963
                                               ------------    ------------    ------------    ------------    --------------
         Total Income                                   409             200             191             200               963
                                               ------------    ------------    ------------    ------------    --------------
     Gross Profit                                       409             200             191             200               963
         Expense
             Bank Service Charges                       764              --             676              --               774
             Interest Expense                         1,095           2,190              --           2,190           107,777
             Licenses and Permits                       110             100              --             100               290
             Office Supplies                          1,807              --           1,807              --             1,807
             Postage and Delivery                       254              --             254              --               254
             Printing and Reproduction                1,515              --           1,515              --             1,515
             Professional Fees                      134,736              --         110,238              --           134,736
             Selling, General & Administrative        1,200           2,499              --           2,499            38,072
             Taxes                                        9              13              --              13               222
             Travel & Ent                             1,132             687           1,132             687             1,819
                                               ------------    ------------    ------------    ------------    --------------
         Total Expense                              142,621           5,489         115,622           5,489           287,265
                                               ------------    ------------    ------------    ------------    --------------
 Net Ordinary Income                               (142,213)         (5,289)       (115,431)         (5,289)         (286,303)
                                               ------------    ------------    ------------    ------------    --------------
Net Income                                         (142,213)         (5,289)       (115,431)         (5,289)         (286,303)
                                               ============    ============    ============    ============    ==============


                             See accompanying notes


                              Indigo-Energy, Inc.
                      Consolidated Statement of Cash Flows
                        3 Months Ended December 31, 2005

                                  (Unaudited)


                                                                             Period from
                                                                             April 16, 2002
                                                                             (Inception of
                                                                              Exploration
                                                Three Months   Six Months      Stage) to
                                                   Ended         Ended        December 31,
                                                Dec 31, 2005  Dec 31, 2005        2005
                                                ------------  ------------   -------------
      OPERATING ACTIVITIES
          Net Income                              (115,431)     (142,213)     (286,303)
          Adjustments to reconcile Net Income
         to net cash provided by operations:
              Accounts Payable                         115         1,315          (200)
              Accrued Interest                          --         1,095        53,221
              Accrued Payroll Taxes                     --            --        48,046
              Customer Deposits                    649,500       674,500       674,500
              Due to Related Parties                    --            --       (54,112)
              Due to Shareholder                    (4,807)         (507)          193
              Notes Payable                             --            --      (141,700)
                                                  --------      --------      --------
      Net cash provided by Operating Activities    529,377       534,191       293,646

      INVESTING ACTIVITIES
          Land, Development & Exploration         (166,800)     (171,780)     (171,780)
                                                  --------      --------      --------
      Net cash provided by Investing Activities   (166,800)     (171,780)     (171,780)

      FINANCING ACTIVITIES
          Long Term Debt Obligations                    --            --        (7,500)
          Common Stock                            (350,000)     (350,000)     (343,348)
          Additional Paid in Capital                    --            --       241,419
                                                  --------      --------      --------
      Net cash provided by Financing Activities   (350,000)     (350,000)     (109,429)
                                                                              --------
  Net cash increase for period                      12,577        12,411        12,437
  Cash at beginning of period                           (3)          164           138
                                                  --------      --------      --------
Cash at end of period                               12,575        12,575        12,575
                                                  ========      ========    ==========



                             See accompanying notes


                              Indigo-Energy, Inc.
                 Consolidated Statement of Stockholders' Equity
                        3 Months Ended December 31, 2005

                                  (Unaudited)


                                           Common
                                   --------------------------
                                                    Common      Additional
                                                    Stock         Paid in    Accumulated
                                     Shares         Amount        Capital      Deficit         Total
                                   ----------     -----------   -----------  ------------   -----------
Balance at September 30, 2005      16,861,127          16,861     2,957,520   (3,456,660)      (482,279)
Acquisition of Subsidiary             366,333         366,333            --         (536)       365,797
Retirement of Subsidiary Stock       (350,000)       (350,000)           --           --       (350,000)
Net Loss - December 31, 2005               --              --            --     (142,213)      (142,213)
                                  -----------     -----------   -----------  -----------    -----------
Balance at December 31, 2005       16,877,460          33,194     2,957,520   (3,599,409)      (608,695)
                                  ===========     ===========   ===========  ===========    ===========


                             See accompanying notes

                               INDIGO-ENERGY, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                  (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

     Adjustments
     -----------

     The interim financial statements include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

     Revenue Recognition
     -------------------

     At this time, the company recognizes income using the accrual method of income recognition. Under this method, the company recognizes income when earned and expenses when incurred.

NOTE 2 - PROVED RESERVES
------------------------

     The company owns and is invested in proved reserves of oil, natural gas and coal. These reserves were identified as a result of geological surveys done on the land holdings. The value of these reserves fluctuates, but based on current market conditions at the time these statements were prepared - December 31, 2005 the reserves value is as follows:

     Gas 60,420,000 mcf                                   $   1,170,904,000.00
     Oil 180,000 barrels                                  $      10,800,000.00
                                                          --------------------

     Total                                                $   1,181,704,000.00
                                                          ====================


NOTE 3 - PROFESSIONAL FEES
--------------------------

     Professional fees are those amounts paid to lawyers, accountants, and consultants regarding the acquisition of income producing assets as detailed on the balance sheet and related consolidated statement of operations.

NOTE 4 - EXPLORATION COSTS
--------------------------

     Exploration costs are those monies spent to find and investigate gas, oil and coal properties. The company scrutinizes all expenditures in this area to ascertain proper capitalization of expenses to be certain of the matching of revenues and expenses.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

Overview

The Company was formed as Fuller-Banks Energy, Inc., in 1981. In 1987 it changed its name to Royal Equity Exchange Inc. and in 1999 changed its name to Procare America, Inc. The Company ceased all operations in 2001 and had been a dormant shell company since 2001 until December 15, 2005 when pursuant to an Exchange Agreement, 100% of the outstanding shares of Indigo Land & Development, Inc., a Virginia Corporation were to be exchanged for 49,100,000 shares of the Company's common stock. In January 2006 the holders of 51% of the outstanding shares of the Company's common stock executed a consent in lieu of meeting of stockholders to change the name of the Company to Indigo-Energy Inc. The amendment to the Articles of Incorporation was effective on January 13, 2006.


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

Essentially, once a well has been drilled, which normally takes 5-7 days, 24 hours per day drilling, the Falcon team sets up the wire reading of the drilled hole. Once the wire has been completed the pipe is installed, cemented and fractured for production.

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

Production in the area has historically generated ten to fifteen thousand dollars per month; however, some wells have come in as low as six thousand per month. The average payment is $12-14 dollars per MCF average and the oil has been going for $55-65 dollars per barrel.

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

     1)   First well is drilled
     2)   First well producing revenue.
     3)   Second and Third wells drilled
     4) Indigo-Energy is compliant in all past due pre-reorganization SEC filings

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

Through January 31, 2006 $925,000 has been raised to cover costs associated with pre-startup oil and gas drilling operations with Falcon. The capital raised was from private investors in Indigo Land and Development during October, November and December of 2005 for .25 cents per common share. Additionally, the capital raised has supported the transformation of Procare America, Inc to Indigo-Energy, Inc as a public trading company, which covered SEC attorney fees, accounting and SEC audit fee as well as preparing and filing past quarterly and yearly statements to become a public reporting company, monthly fees to independent contractors, contract employees and contractors. In addition, $240,000 was held in escrow pending the filing of all past due pre-reorganization SEC filings. A total of 960,000 shares will be issued to the investors upon the filings. These filings were made on February 8, 2006.

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

                                    PART II

Item 1.   Legal Proceedings.      None.

Item 2.   Changes in Securities.

The following unregistered securities were issued by the Registrant during the quarter ended December 31, 2005 and to up to the date of this Report:

Date                  # of                  To Whom Issued                  Consideration
                      Common Shares
----------------------------------------------------------------------------------------------
Dec 2005              10,000,000            1 Investor                      Investment
                                                                            Banking Services
                      20,000,000            Prior Legal Counsel
                                            and Directors                   Services

Jan 2006              49,100,000            Lois Moore                      Share Exchange

                      4,000,000             Current Officers,Directors
                                            & Consultants                   Services

                      4,718,000             40 Investors                    $0.25 per share.

With respect to the sales, the Registrant relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The securities were offered to accredited and sophisticated investors provided with all material information regarding the Registrant and Indigo Land and Development Inc. The securities were appropriately restricted.

Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None.

Item 5.   Other Information. None

Item 6.  (A)  Exhibits

Exhibit No.   Identification of Exhibit

2.1           Exchange Agreement dated December 15, 2005 (1)
3.1           Articles of Incorporation  (1)
3.2           Articles of Amendment dated November 8, 1982 (I)
3.3           Certificate of Amendment to Articles of Incorporation dated
              May 29, 1987 (1)
3.4           Articles of Amendment dated December 4, 1987 (1)
3.5           Certificate of Amendment dated February 25, 1999 (1)
3.6           Certificate of Amendment dated January 13, 2006 (1)
3.7           By-Laws dated January 25, 2006 (1)
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

     (B) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter reported on. However an 8-K Current Report on the reorganization of the Company with Indigo Land & Development, Inc. was filed on February 2, 2006.



                               SIGNATURES

     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of February 2006.

                                        Indigo-Energy, Inc.
                                        formerly Procare America Inc.

                                         /s/ Curtis Fleming
                                         -----------------------------
                                             Curtis Fleming
                                             President