Form 10QSB/A
period 2005-09-30
Indigo-Energy, Inc.
filed 2006-10-10
CIK 356870

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                          AMENDMENT NO.1 TO FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

Commission File Number 2-75313

                               INDIGO-ENERGY, INC.
                        (Formerly PROCARE AMERICA, INC.)
                         -------------------------------
             (Exact name of registrant as specified in its charter)

         Nevada                                         84-0871427
----------------------------                        -------------------
(State or other jurisdiction of                      IRS Employer
 incorporation or organization)                     Identification No.)

2857 Hartwick Pines Drive, Henderson, Nevada                       89052
---------------------------------------------                      --------
(Address of Principal Executive Office)                            Zip Code

                                 (702) 990-3387
                                 --------------
              (Registrant's telephone number, including area code)

                                                   -----------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes |_|     No  |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                       Yes |X|     No  |_|

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                        Yes |_|     No |_|

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 4, 2006 the Company had 234,277,858 shares of Common Stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

                              Procare America, Inc.
                           Consolidated Balance Sheet


                                                       (unaudited)
                                                       September 30,     June30,
---------------------------------------------------------------------------------
                              Assets                     2005            2005
---------------------------------------------------------------------------------
Current Assets
Cash & cash equivalents                                $         0    $         0
Prepaid expenses                                                 0              0
---------------------------------------------------------------------------------
  Total current assets                                           0              0
---------------------------------------------------------------------------------

Property & equipment (net)                                       0              0
Assets of discontinued operations held for sale                  0              0

---------------------------------------------------------------------------------
Total Assets                                           $         0    $         0
---------------------------------------------------------------------------------

---------------------------------------------------------------------------------
              Liabilities & Stockholders' Deficiency
---------------------------------------------------------------------------------

Current Liabilities:
Accounts payable                                       $    41,537    $    41,537
Accrued payroll taxes                                      323,992        323,992
Accrued interest                                           113,750        112,750
Notes payable                                                4,000          4,000
---------------------------------------------------------------------------------
  Total current liabilities                                483,279        482,279
---------------------------------------------------------------------------------

Stockholders' Deficiency:
Common stock-500,000,000 authorized $0.001 par value
16,861,127 issued & outstanding                             16,861         16,861
Additional paid in capital                               2,957,520      2,957,520
Accumulated deficit                                     (3,457,660)    (3,456,660)
---------------------------------------------------------------------------------
Total stockholders' deficiency                            (483,279)      (482,279)
---------------------------------------------------------------------------------

---------------------------------------------------------------------------------
Total Liabilities & Stockholders' Deficiency           $         0    $         0
---------------------------------------------------------------------------------

See notes to unaudited interim financial statements.

                              Procare America, Inc.
                      Consolidated Statement of Operations
                                   (Unaudited)
                        Three Months Ended September 30,

                                                  2005           2004


Revenue:
Net patient revenue                           $          0    $          0
Other                                                    0               0
--------------------------------------------------------------------------
Total revenue                                            0               0
--------------------------------------------------------------------------

Cost of Sales:
Cost of tangible goods sold                              0               0
Cost of services                                         0               0
--------------------------------------------------------------------------
Costs Applicable to Sales & Revenue                      0               0
--------------------------------------------------------------------------

Gross Profit                                             0               0

Selling, General & Administrative Expenses               0             625
--------------------------------------------------------------------------
  Total Operating Expenses                               0             625
--------------------------------------------------------------------------
(Loss) before other income and income taxes              0            (625)

Other Income (Expense)
Interest Income                                          0               0
Interest (expense), net                             (1,000)         (1,095)
--------------------------------------------------------------------------
Net loss before income taxes                        (1,000)         (1,720)
Income taxes                                             0               0
--------------------------------------------------------------------------
Net loss available to common shareholders     ($     1,000)   ($     1,720)
--------------------------------------------------------------------------

--------------------------------------------------------------------------
Basic and Diluted Net Loss Per Share                   Nil             Nil
--------------------------------------------------------------------------

Weighted Average Common Shares Outstanding      16,861,127      13,836,347

                              Procare America, Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                        Three Months Ended September 30,
                                    2005 2004

Cash Flows from Operating Activities:
 Net Loss                                                                   ($1,000)   ($1,720)
Adjustments required to reconcile net loss to cash flows
from operating activities:
Changes in Operating Assets & Liabilities
   Accounts payable                                                               0        625
   Accrued expenses                                                           1,000      1,095
----------------------------------------------------------------------------------------------
  Net cash used by operating activities                                           0          0
----------------------------------------------------------------------------------------------


Cash Flows from Investing Activities:
  Purchase of Equipment                                                           0          0
----------------------------------------------------------------------------------------------
  Net cash used by investing activities                                           0          0
----------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
----------------------------------------------------------------------------------------------
  Net cash used by financing activities                                           0          0
----------------------------------------------------------------------------------------------

Net Change In Cash                                                                0          0
Cash-Beginning                                                                    0          0
----------------------------------------------------------------------------------------------
Cash-Ending                                                                 $     0    $     0
----------------------------------------------------------------------------------------------


See notes to unaudited interim financial statements.

                              PROCARE AMERICA, INC
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS


1.     Basis of Presentation

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

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our June 30, 2005 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Financial Statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended September 30, 2005 and 2004. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

2.      Earnings/Loss Per Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assume that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.


There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2005 or 2004.

3.      New Accounting Standards

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29," which is effective for us starting July 1, 2005. In the past, we were frequently required to measure the value of assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, we will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not anticipated to have a material effect on our consolidated financial position, results of operations or cash flows.


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


In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, or FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004." The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 is effective immediately, we have not begun our analysis and do not expect to be able to complete our evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision

In December 2003, the FASB released a revised version of Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") called FIN 46R, which clarifies certain aspects of FIN 46 and provides certain entities with exemptions from requirements of FIN 46. FIN 46R only slightly modified the variable interest model from that contained in FIN 46 and did change guidance in many other areas. We adopted FIN 46 during 2003. FIN 46R was adopted and implemented in the first quarter of fiscal 2004 and had no impact on the Company's financial position or results of operations

4. Uncertainty - Going Concern:

The Company has incurred significant losses since its inception and its revenue producing activities have ceased. The Company's ability to continue as a going concern depends upon successfully restructuring its debt and obtaining sufficient financing to maintain operations. The accompanying consolidated financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company was forced to dissolve.

The Company plans to re-organize its financial affairs by negotiating with creditors to restructure and convert debt to equity and actively seek new business opportunities. There can be no assurance that these actions will be successful

ITEM 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

Overview

The Company was formed as Fuller-Banks Energy, Inc., in 1981. In 1987 it changed its name to Royal Equity Exchange Inc. and in 1999 changed its name to Procare America, Inc. The Company ceased all operations in 2001 and has been a dormant shell company since 2001.

On December 15, 2005, pursuant to the terms of an Exchange Agreement, 100% of the outstanding shares of Indigo Land & Development, Inc., a Virginia Corporation were to be exchanged for 176,457,126 shares of the Registrant constituting 91% of the total shares outstanding. Subsequent to execution of the Exchange Agreement, the new board of directors and management were appointed in December 2005.

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

On December 15, 2005, the sole shareholder of Indigo Land & Development Inc., whom the Exchange Agreement stated would received 176,457,126 shares of the Registrant's common stock consented to the receipt of 49,100,000 shares in lieu of the Exchange Agreement's stated number so that new management would be able to achieve their desired capitalization structure through the issuance of shares to investors in and employees/contractors of Indigo Land & Development, Inc. As a result, on December 15, 2005, 100% of the outstanding shares of Indigo Land & Development were exchanged for 49,100,000 shares of Procare America and the transaction closed. Procare America was the legal acquirer in the transaction since it acquired all of the outstanding shares of Indigo Land & Development in the merger. For accounting purposes, the acquisition has been treated as the acquisition of Procare America by Indigo Land & Development and as a recapitalization of Indigo Land & Development. Indigo Land & Development was the accounting acquirer since its shareholders acquired a majority ownership interest in Procare America. Consequently, going forward, the historical financial information included in the financial statements of the Company prior to December 15, 2005 will be that of Indigo Land & Development. The fiscal year end of Indigo Land & Development is December 31 which has now become the Company's fiscal year end.

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

     30 Day Chronological Summary of Actual Well Events

1.  Secure a lease or purchase minerals in ground
2.  Execute title work to ensure you have what you think
3.  Title is good-start toward engineering and surveying for permit
4.  Permit with survey attached & submitted to the state with a $5,000 bond fee
5.  Permit to drill is released from state
6.  Roadways and land clearing begins
7.  Roadways and site is final prepared for inspection
8.  Site and pit on-siteprepared for inspection
9.  Site approved by oil and gas inspector
10. Drilling company comes in and sets up
11. Drilling begins
12. Drilling lasts 5-6 days to 3,000 to 3,500 feet
13. Pay zones will be 5th, 3rd Sands. Gordon, Gordon Stray and Riley
14. Drill pipe is pulled and stacked
15. Appalachian wire company wires the well (measures the fracture areas permeability for fracturing later)
16. A printout is generated with the computerized equipment on site doing wire measurement
17. Measurements are made as to where to permeate pipe with fracturing based on pay zones desired to fracture
18. Pipe is put into well, 4 inch first and cemented in
19. 7.5 inch is inserted into well and cemented in
20. 9 inch pipe is inserted and cemented


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

Item 3. Controls and procedures

      (a) Evaluation of disclosure controls and procedures.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

This was the result of communication from the Securities and Exchange Commission whereby management identified several filings which need to be restated and re-filed which the Company is in the process of doing.

      (b) Changes in internal controls.

      There were no changes in our internal controls during this quarterly period.

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                   INDIGO-ENERGY, INC.

                   By: /s/ David Larson
                       ---------------
                       DAVID LARSON

                       President and Chief Executive Officer

Date: October 5, 2006