Form 10KSB
period 2005-12-31
Indigo-Energy, Inc.
filed 2006-12-08
CIK 356870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File number 002-75313

INDIGO-ENERGY, INC.
(Name of small business issuer in its charter)

Nevada	84-0871427
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2857 Hartwick Pines Drive, Henderson, Nevada	89052
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number	(702) 990-3387

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Revenues for the fiscal year ended December 31, 2005: $483.00

Aggregate market value of the voting and non-voting common stock held by non-affiliates of the Company (21,539,127 shares) on February 2, 2006, was $10,554,172 based on the closing sale of $0.49 per share.

Number of shares of the issuer’s common stock outstanding as of February 9, 2006: 104,639,127

Transitional Small Business Disclosure Format:	Yes ☐	No ☒

Explanatory Note

This Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 replaces the erroneously filed Quarterly Report on Form 10-QSB filed on February 13, 2006.

PART I

Item 1.	Description of Business.

As used in this annual report, "we", "us", "our", "Indigo", the "Company", the "Company" or "our Company" refers to Indigo-Energy, Inc. and its subsidiary.

Our Company

The Company was formed as Fuller-Banks Energy, Inc., in 1981. In 1987 it changed its name to Royal Equity Exchange Inc. and in 1999 changed its name to Procare America, Inc. The Company ceased all operations in 2001 and has been a dormant shell company since 2001.

On December 15, 2005, pursuant to the terms of an Exchange Agreement, 100% of the outstanding shares of Indigo Land & Development, Inc., a Virginia Corporation were to be exchanged for 176,457,126 shares of the Company constituting 91% of the total shares outstanding. Subsequent to execution of the Exchange Agreement, the new board of directors and management were appointed in December 2005.

New management of the Company and the sole shareholder of Indigo Land & Development Inc., determined it was in the best interest of the shareholders of the Company and of Indigo Land & Development Inc., to modify the terms of the Exchange Agreement, complete the reorganization, file the Company's delinquent Securities and Exchange Commission filings and carry out the business plan of the newly acquired subsidiary despite prior management of the Company having failed to do so as required by the Exchange Agreement.

On December 15, 2005, the sole shareholder of Indigo Land & Development Inc., whom the Exchange Agreement stated would receive 176,457,126 shares of the Company's common stock consented to the receipt of 49,100,000 shares in lieu of the Exchange Agreement's stated number so that new management would be able to achieve their desired capitalization structure through the issuance of shares to investors in and employees/contractors of Indigo Land & Development, Inc. As a result, on December 15, 2005, 100% of the outstanding shares of Indigo Land & Development were exchanged for 49,100,000 shares of Procare America and the transaction closed. Procare America was the legal acquirer in the transaction since it acquired all of the outstanding shares of Indigo Land & Development in the merger. For accounting purposes, the acquisition has been treated as the acquisition of Procare America by Indigo Land & Development and as a recapitalization of Indigo Land & Development. Indigo Land & Development was the accounting acquirer since its shareholders acquired a majority ownership interest in Procare America. Consequently, going forward, the historical financial information included in the financial statements of the Company prior to December 15, 2005 will be that of Indigo Land & Development. The fiscal year end of Indigo Land & Development is December 31 which has now become the Company's fiscal year end.

In January 2006 the holders of 51% of the outstanding shares of the Company's common stock executed a consent in lieu of meeting of the stockholders of the Company to amend the Company's articles of incorporation to change the name of the Company to Indigo-Energy Inc. The amendment to the Articles of Incorporation was filed and effective on January 12, 2006.

Business Development

We operate our business through our newly acquired subsidiary, Indigo Land and Development, which was formed in 1984 by Dr. Jerry Moore to be a petroleum and natural gas exploration and production company that sells its recovered products to petroleum pipelines and processors/refiners. In 1985 Indigo purchased its 420 acres of mineral rights from an unaffiliated party for $385,000. In September 2005, Indigo acquired 3,333 shares of its common stock from the two shareholders other than Dr. Moore for which $350,000 was paid and $650,000 was due on or before December 5, 2005.

The due date on the $650,000 has been extended to June 30, 2006, and subsequently to January 2007.

Indigo entered into a Service and Drill Contract with Falcon Holdings, LLC, Mannington, WV in September 2005 for the existing acreage and for future exploration and production endeavors in the region. Falcon is otherwise unaffiliated with Indigo. The Service and Drill Contract requires Falcon to handle all aspects of permitting, drilling and completion of fifty wells on a costs plus a set fee per well of $60,000. Costs are estimated at $300,000 per well.

Indigo has paid for and obtained the consent of Equitrans, LP, Pittsburgh, Pennsylvania for a meter tap into Equitrans' natural gas gathering pipeline system. As a result, Indigo can transmit up to 20 MMCF on a daily basis as soon as natural gas production commences. At the time natural gas production commences, Indigo anticipates entering into a natural gas purchase contract with Equitrans.

Principal Products or Services and their Markets

Indigo is a petroleum and natural gas exploration and production company that sells its recovered products to petroleum pipelines and processors/refiners.

Distribution Methods of the Products or Services

Recovered products are distributed from the pipeline wellhead to customer via transmission pipeline or local product haulers. We have two sites selected to tap existing transmission pipelines in the area with Equitrans.

Competitive business conditions and the small business issuer's competitive position in the industry and methods of competition

Business conditions that currently impact the market for Indigo's products include the availability and production of viable, in-ground, recoverable petroleum resources, easily accessible transmission pipelines or overland transportation for its product and the existing world market condition of supply and demand for natural gas and crude oil. Our primary competitive position in the marketplace is among regional, natural gas/oil exploration and production companies with domestic, inland reserves. There is significant competition in the petroleum products business in which we are an insignificant participant. However, our local business edge includes the strong partnership with Falcon Holdings, LLC that affords relationship-based interaction among local resources and people that may transcend larger operators. Methods of competition in the marketplace include securing favorable, extractable oil and gas plays in the Appalachian oil and gas region and maintaining sustainable profitability, operating cash flow and production growth.

Dependence on One or a Few Major Customers

The anticipated primary customer for Indigo natural gas production is Equitrans, LP which is among the several regional, natural gas pipeline transmission companies. Oil products are marketed among the local crude oil gatherers/processors.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

There are no patents, trademarks, licenses, franchises, concessions or royalty agreements associated with the Indigo minerals. There are no written labor contracts in place.

Government Approvals

Exploration and production activities relating to oil and gas are subject to regulation by the states in which we are drilling. All wells require permits issued by the state governments through a well established process. These processes have been in place for the last 75 years and are not likely to change in the foreseeable future. A one-time bonding fee of $25,000 is required for drilling activities in Pennsylvania and a $50,000 bonding fee is required in West Virginia.

Existing or Probable Governmental Regulations

The Company is not aware of any existing or proposed regulations that would significantly or adversely impact the business or markets in which Indigo participates. Exploration and production activities relating to oil and gas permits and leases are subject to regulation by the states in which we are drilling. A one-time bonding fee of $25,000and $50,000 for the states of Pennsylvania and West Virginia, respectively, is required to begin drilling activities.

Indigo and its subcontractors must comply with applicable local, state and federal environmental regulations associated with drilling and production activities. Environmental protection expenses are expected to include the cost of site preparation that may include road construction, runoff control, fencing, earthen berms or retaining ponds to contain re-circulating drilling fluids or potential overflows or spillage of oil or drilling fluids. If production is initiated, the temporary measures must be made permanent; if production is not warranted, the temporary measures must be removed and the land restored to its prior condition.

Upon beginning field activities, we understand from our drilling and advisory service providers that we will be in compliance with applicable environmental laws, rules or regulations. Current environmental regulations impacting oil and gas exploration and production in the states of Pennsylvania and West Virginia have a negligible influence on our operating ability or profitability. It is not anticipated that future environmental regulations or costs associated with environmental regulatory compliance will adversely impact our operations or financial results.

Item 2.	Description of Property.

Indigo-Energy owns mineral rights (excluding coal) in Greene County, Pennsylvania and Monongalia County, West Virginia as follows: 100% interest in 430 acres; one-third interest in 13 acres; one-sixth interest in 68 acres and various percentages in an additional 56 acres. The surface land is rolling hills and valleys with intermittent streams which is not owned by the Company.

The source for our potential production lies beneath the approximately 420 acres of property, including minerals (except coal, but including coal gas), and other natural resources, in the Battelle District in Monongalia County, West Virginia and Spring Hill and Gilmore Townships in Greene County, Pennsylvania. These natural resources are available via subsurface drilling and recovery techniques.

Production Information

As of January 25, 2006, Indigo has no production.

Oil and Gas Titles

We believe that the title to our properties is generally acceptable to a reasonably prudent operator in the oil and gas industry. The properties owned by us are not subject to royalty, overriding royalty, and other interests customary in the industry, liens incidental to operating agreements, current taxes and other burdens, minor encumbrances, easements, and restrictions. We do not believe that any of these burdens materially detract from the value of the properties or will materially interfere with their use in the operation of our business.

Office Facilities

At the fiscal year ended December 31, 2005, our executive offices were located at 4041 University Drive, Suite 302, Fairfax, VA 22030.

Employees

At the fiscal year ended December 31, 2005, we had no employees.

Item 3.	Legal Proceedings.

There is no litigation pending or threatened by or against us.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

No Public Market for Common Stock

Our common stock is currently traded as an “Other OTC” under the symbol “IDGG”. According to the Pink Sheets website, an “Other OTC”, “or otherwise known as the "Grey Market" is the trading of a security that is not listed, traded or quoted on any stock exchange, the OTCBB or the Pink Sheets. Other OTC trades are reported by broker-dealers to their Self Regulatory Organization (SRO) and the SRO distributes the trade data to market data vendors and financial websites so investors can track price and volume. Since Other OTC securities are not traded or quoted on an exchange or interdealer quotation system, investor's bids and offers are not collected in a central spot so market transparency is diminished and Best Execution of orders is difficult.”

Holders

As of January 30, 2006, in accordance with our transfer agent records, we had approximately 900 shareholders of record.

 Dividends

Historically, we have not paid dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

Recent Sales of Unregistered Securities

The following unregistered securities were issued by the Company during the past three years:

Date	# &Type of Securities	To Whom Issued	Consideration

May 2004	149,000 Shares	5 Shareholders/Creditors	$50,500 debt conversion

Jan. 2005	3,024,780 Shares	7 Investors	$3,024.78 ($0.01 per share)

Dec 2005	10,000,000. Shares	1 Investor	Investment Banking Services

	20,000,000 Shares	Prior Legal Counsel and Directors

Jan 2006	49,100,000 Shares	Lois Moore	Share Exchange

	4,000,000 Shares	Current Officers, Directors & Consultant	Services

	4,718,000 Shares	40 Investors	$0.25 per share.

All of the above issuances of shares of our common stock qualified for exemption under Section 4(2) of the Securities Act since the issuance of such shares by us did not involve a public offering. Each of these shareholders was a sophisticated investor and had access to information regarding us. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for the above transactions.

Equity Compensation Plan Information

The Company does not have any equity compensation plans in effect.

Item 6.	Management’s Discussion and Analysis or Plan of Operations.

Forward-Looking Statements

The discussion in this section contains certain statements of a forward-looking nature relating to future events or our future performance. Words such as “anticipates,” “believes,” “expects,” “intends,” “future,” “may” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements. Such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, you should specifically consider various factors identified in this report, including the matters set forth under the caption “business risks,” which could cause actual results to differ materially from those indicated by such forward-looking statements.

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

The roadways from the oil and gas well has to be dressed, seeded after placing a pipeline down the side of the road to a common collection area which will have enough room for 500 barrels of oil storage at a stage. This allows Falcon to deliver oil without having to provide bulldozer access to pull tank trucks to the well site in mid winter.

Production in the area has historically generated ten to fifteen thousand dollars per month; however, some wells have come in as low as six thousand per month. The average payment is $5 to $7 dollars per MCF average and the oil has been going for $55-65 dollars per barrel.

Indigo-Energy anticipates drilling at least one well per month and hopefully two wells per month when better weather occurs. It will take approximately 30 days from permit issuance to have the first drilling rig on a site that is to be drilled first.

Wells typically in this area have produced for over 30 years but with the majority of the oil and gas coming out of the ground in the first 20 years. Some wells in the area are still producing after 110 years.

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

Through December 31, 2005, $906,250 has been raised to cover costs associated with pre-startup oil and gas drilling operations with Falcon. The capital raised was from private investors in Indigo Land and Development during October, November and December of 2005 for $0.25 per common share. Additionally, the capital raised has supported the transformation of Procare America, Inc to Indigo-Energy, Inc as a public trading company, which covered SEC attorney fees, accounting and SEC audit fee as well as preparing and filing past quarterly and yearly statements to become a public reporting company, monthly fees to independent contractors, contract employees and contractors. A total of 960,000 shares will be released to the investors upon the filings.

The Company will need to raise additional funds as required through private equity offerings in order to fund the exploration of natural gas on the Indigo-Energy property and its operations. Any financing program conducted by the Company will most likely result in the issuance of additional shares of common stock which will dilute the ownership interests of the Company's current shareholders.

Going Concern

As reflected in the Company’s Financial Statements which accompany this report, our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities and commitments in the normal course of business. In the near term, we expect operating costs to continue to exceed funds generated from operations. As a result, we expect to continue to incur operating losses and we may not have sufficient funds to grow our business in the future. We can give no assurance that we will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

To successfully grow the individual segments of the business, we must decrease our cash burn rate, improve our cash position and the revenue base of each segment, and succeed in our ability to raise additional capital through a combination of public or private debt and equity offerings or strategic alliances. We also depend on certain third party contractors and our executives.

As of December 31, 2005, we had total assets of $249,315 and total liabilities of $2,910,279 creating a working capital deficiency of $2,660,964. The Company currently has approximately $249,315 in cash and cash equivalents as of December 31, 2005. We incurred a net loss of $2,091,935 for the fiscal year ended December 31, 2005, and have an accumulated deficit of $3,663,183 at December 31, 2005. Management recognizes that the Company must generate or obtain additional capital to enable it to continue operations.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in the summary “Background and Significant Accounting Policies” accompanying our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7.	Financial Statements.

Indigo-Energy, Inc. (formerly Procare America, Inc.)
(An Exploration and Development Stage Company)
Consolidated Balance Sheets
December 31,

Assets	2005	2004

Current Assets
Cash & cash equivalents	$249,315	$0
Prepaid expenses	0	0
Total current assets	249,315	0

Total Assets	$249,315	$0

Liabilities & Stockholders' Deficiency

Current Liabilities:
Accounts payable	$41,537	$0
Accrued payroll taxes and related interest and penalties	433,742	0
Refundable stock subscriptions	10,000	0
Liabilities to be settled in common stock	1,775,000	0
Due to related parties	650,000	0
Total current liabilities	2,910,279	0

Stockholders' Deficiency:
Common stock-500,000,000 authorized $0.001 par value
99,590,127 issued & issueable (147,300,000 in 2004)	99,590	147,300
Additional paid in capital	902,629	0
Deficit accumulated during exploration and development stage since Quasi-reorganization December 31, 2002	(3,663,183)	(147,300)
Total stockholders' deficiency	(2,660,964)	0

Total Liabilities & Stockholders' Deficiency	$249,315	$0

Indigo-Energy. Inc. (formerly Procare America, Inc.)
(An Exploration and Development Stage Company)
Consolidated Statements of Operations
Years Ended December 31,
			Since quasi reorganization (1/1/03) through December 31, 2005

	2005	2004

Revenue:
Oil & natural gas revenues	$0	$0	$0
Other	483	0	483
Total revenue	483	0	483

Cost and expenses:
Oil & natural gas operating expenses	0	0	0
Impaired seismic, exploration & development expenditures	162,280	0	162,280
Depreciation, depletion & amortization	0	0	0
Selling, General & Administrative Expenses	1,930,138	0	1,930,138
Accretion expenses related to asset retirement obligations	0	0	0
Total costs & expenses	2,092,418	0	2,092,418
(Loss) before other income and income taxes	(2,091,935)	0	(2,091,935)

Other Income (Expense)
Interest Income	0	0	0
Interest (expense), net	0	0	0
Net loss before income taxes	(2,091,935)	0	(2,091,935)
Income taxes	0	0	0
Net loss available to common shareholders	($2,091,935)	$0	($2,091,935)

Basic and Diluted Net Loss Per Share	($0.02)	Nil	($0.02)

Weighted Average Common Shares Outstanding	117,497,384	147,300,000	137,374,859

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Indigo-Energy, Inc. (formerly Procare America, Inc.)
(An Exploration and Development Stage Company)\
Consolidated Statements of Cash Flows			Since quasi reorganization (1/1/03) through December 31, 2005
Years Ended December 31,

	2005	2004

Cash Flows from Operating Activities:
Net Loss	($2,091,935)	$0	($2,091,935)
Adjustments required to reconcile net loss to cash flows
from operating activities:
Changes in Operating Assets & Liabilities
Accrued expenses	1,785,000	0	1,785,000
Net cash used by operating activities	(306,935)	0	(306,935)

Cash Flows from Investing Activities:
Purchase of Equipment	0	0	0
Net cash used by investing activities	0	0	0

Cash Flows from Financing Activities:
Proceeds from sale of common stock	906,250	0	906,250
Payments to acquire treasury stock	(350,000)	0	(350,000)
Net cash used by financing activities	556,250	0	556,250

Net Change In Cash	249,315	0	249,315
Cash-Beginning	0	0	0
Cash-Ending	$249,315	$0	$249,315

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Indigo-Energy, Inc. (formerly Procare America, Inc.)
(An Exploration and Development Stage Company)
Consolidated Statement of Stockholders' Equity

	Common
	Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Accumulated Since Quasi-Reorganization 12/31/02	Total Stockholders' Equity
Balance at December 31, 2002	147,300,000	$147,300	$0	($147,300)	$0
Net Loss December 31, 2003					0
Balance at December 31, 2003	147,300,000	$147,300	$0	($147,300)	$0
Net Loss December 31, 2004					0
Balance at December 31, 2004	147,300,000	$147,300	$0	($147,300)	$0
Purchase of Treasury stock	(98,200,000)	(98,200)		($901,800)	(1,000,000)
Acquisition of net liabilities of Procare America, Inc.	46,868,127	46,868		(522,147)	(475,279)
Common stock issueable for cash @ $0.25/share	3,622,000	3,622	902,628		906,250
Net Loss December 31, 2005				(2,091,935)	(2,091,935)
Balance at December 31, 2005	99,590,127	$99,590	$902,628	($3,663,183)	($2,660,964)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

INDIGO-ENERGY, INC.
(FORMERLY PROCARE AMERICA, INC.)
(AN EXPLORATION AND DEVELOPMENT STAGE COMPANY)
BACKGROUND AND
SIGNIFICANT ACCOUNTING POLICIES
December 31, 2005

The Company

Indigo-Energy, Inc. formerly known as Procare America, Inc. (the "Company" or “We”), is an independent energy company engaged primarily in the drilling and development, production and marketing of natural gas and oil. During 2005, the Company began the exploration and development of properties located in the Appalachian Basin. Substantially all of our oil and gas properties are located in West Virginia and Pennsylvania.

The Company, formerly known as Procare America, Inc. (“Procare”) was incorporated in Minnesota on September 22, 1993 and in 1999 relocated its state domicile to Nevada. At the date of recapitalization, December 15, 2005, Procare was a public shell company, defined as an inactive, publicly-quoted company with nominal assets and liabilities.

 On December 15th, 2005 pursuant to a stock exchange agreement and share exchange between the Company, and the shareholders of Indigo Land and Development, Inc. (ILD), we purchased all of the outstanding shares of ILD through the issuance of 49,100,000 shares of our stock directly to the ILD shareholders. The Company was the legal acquirer in the combination. ILD was the accounting acquirer since its stockholders acquired a majority interest in the Company. The transaction was treated for accounting purposes as a recapitalization by the accounting acquirer (ILD). The operations and financial statements of the Company are those of ILD. Upon completion of the recapitalization, the Company changed it’s name to Indigo-Energy, Inc.

Accordingly, the financial statements for the period prior to December 15, 2005 are those of the accounting acquirer (ILD).  All historical share and per share data presented in the financial statements for transactions consummated prior to the December 15, 2005 combination have been restated to reflect the share exchange ratio of 29,460:1

Basis of Presentation: The financial statements have been presented in a "development stage" format. Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting for Development Stage Enterprises.” requires certain additional financial information to be included in the financial statements for the period from inception of the Company to the current balance sheet date. Since our quasi-reorganization the primary activities of ILD, Inc. have consisted primarily of organizational and equity fund raising activities. The Company and its subsidiary have not commenced principal revenue producing activities.

Quasi-Reorganization: As of December 31, 2002, we concluded our period of reorganization by reaching a settlement agreement with all of our significant creditors. We, as approved by our Board of Directors, elected to state our December 31, 2002, balance sheet as a "quasi-reorganization", pursuant to ARB 43. These rules require the revaluation of all assets and liabilities to their current values through a current charge to earnings and the elimination of any deficit in retained earnings by charging paid-in-capital. From January 2003 forward, we have recorded net income (and net losses) to retained earnings and (accumulated deficit).

Principles of Consolidation: The 2005 financial statements include the accounts of Indigo-Energy, Inc. formerly known as Procare America, Inc. (from December 15th, 2005) and its wholly-owned subsidiary ILD. The 2004 financial statements include solely the accounts of ILD. All significant inter-company balances and transactions have been eliminated in consolidation.

Significant Accounting Policies

Oil and Natural Gas Properties: We account for investments in natural gas and oil properties using the full-cost method of accounting. All costs directly associated with the acquisition, exploration and development of natural gas and oil properties are capitalized. These costs include lease acquisitions, seismic surveys, and drilling and completion equipment. We proportionally consolidate our interests in natural gas and oil properties. We capitalize compensation costs for employees working directly on exploration activities and expense maintenance and repairs as they are incurred.

We amortize natural gas and oil properties based on the unit-of-production method using estimates of proved reserve quantities. We do not amortize investments in unproved properties until proved reserves associated with the projects can be determined or until these investments are impaired. We periodically evaluate, on a property-by-property basis, unevaluated properties for impairment. If the results of an assessment indicate that the properties are impaired, we add the amount of impairment to the proved natural gas and oil property costs to be amortized. The amortizable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values. The depletion rate per Mcf was $0 for 2005 and 2004.

We account for dispositions of natural gas and oil properties as adjustments to capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves. We have not had any transactions that significantly alter that relationship.

The net capitalized costs of proved oil and natural gas properties are subject to a “ceiling test” which limits such costs to the estimated present value, discounted at a 10% interest rate, of future net revenues from proved reserves, based on current economic and operating conditions (the “Full Cost Ceiling”). If net capitalized costs exceed this limit, the excess is charged to operations through depreciation, depletion and amortization.

Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. The use of these estimates significantly affects natural gas and oil properties through depletion and the full cost ceiling test.

Significant estimates include volumes of oil and natural gas reserves used in calculating depletion of proved oil and natural gas properties, future net revenues and abandonment obligations, impairment of undeveloped properties, future income taxes and related assets/liabilities, bad debts, derivatives, contingencies and litigation. Oil and natural gas reserve estimates, which are the basis for unit-of-production depletion and the ceiling test, have numerous inherent uncertainties. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. In addition, reserve estimates are vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future.

The significant estimates are based on current assumptions that may be materially effected by changes to future economic conditions such as the markets prices received for sales of volumes of oil and natural gas, interest rates, the market value of our common stock and corresponding volatility and our ability to generate future taxable income. Future changes to these assumptions may affect these significant estimates materially in the near term.

Cash and Cash Equivalents: For financial statement presentation purposes, we consider those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Property and Equipment: New property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5-7 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

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

Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2005. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Financial instruments that potentially subject us to concentrations of market/credit risk consist principally of cash and cash equivalents. We invest cash through a high credit-quality financial institution, which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts

Revenue Recognition: Sales of natural gas will be recognized when natural gas has been delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured and the sales price is fixed or determinable.  Natural gas may be sold under contracts with terms ranging from one month to three years.  Virtually all of our contract pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of natural gas and prevailing supply and demand conditions, so that the price of the natural gas fluctuates to remain competitive with other available natural gas supplies.  As a result, our revenues from the sale of natural gas will suffer if market prices decline and benefit, if they increase.  We believe that the pricing provisions of our natural gas contracts are customary in the industry.

We use the "Net-Back" method of accounting for transportation arrangements of our natural gas sales.  We sell gas at the wellhead and collect a price and recognize revenues based on the wellhead sales price since transportation costs downstream of the wellhead are incurred by our customers and reflected in the wellhead price.

Sales of oil are recognized when persuasive evidence of a sales arrangement exists, the oil is verified as produced and is delivered in a stock tank, collection of revenue from the sale is reasonably assured and the sales price is determinable. We currently are able to sell all the oil that we can produce under existing sales contracts with petroleum refiners and marketers.  We do not refine any of our oil production.  Our crude oil production will be sold to purchasers at or near our wells under short-term purchase contracts at prices and in accordance with arrangements that are customary in the oil industry.

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of warrants or options to purchase common stock (only if those warrants or options are exercisable and at prices below the average share price for the period), convertible debt and convertible preferred stock. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period arising from warrants and options using the treasury stock method and convertible debt and preferred stock using the if-converted method. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

There were no such common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2005 or 2004.

Income Taxes: We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes,” or SFAS 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carry forwards. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

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

Selected Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment,” or SFAS No. 123(R). SFAS No. 123(R) revises FASB Statement No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation SB as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for us will be our first quarter of the year ending December 31, 2006. We anticipate adopting SFAS No. 123(R) beginning in the quarter ending March 31, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date must be recognized as the requisite service is rendered on or after the required effective date. These new accounting rules will lead to a decrease in reported earnings. Although our adoption of SFAS No. 123(R) could have a material impact on our financial position and results of operations, we are still evaluating the potential impact from adopting this statement.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29,” which is effective for us starting July 1, 2005. In the past, we were frequently required to measure the value of assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, we will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not anticipated to have a material effect on our consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20 “Accounting Changes,” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We do not believe that adoption of SFAS 154 will have a material impact on our financial statements.

In October 2004, the SEC released SAB 106, which expresses the staff’s views on the application of SFAS No. 143 by oil and gas producing companies following the full cost accounting method. SAB 106 provides interpretive responses related to computing the full cost ceiling to avoid double counting the expected future cash outflows associated with asset retirement obligations, required disclosure relating to the interaction of SFAS No. 143 and the full cost rules, and the impact of SFAS No. 143 on the calculation of depreciation, depletion and amortization. We are in the process of determining the impact of the requirements of SAB 106.

INDIGO-ENERGY, INC.
(FORMERLY PROCARE AMERICA, INC.)
(AN EXPLORATION AND DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

1. Property and Equipment:

At December 31, 2005 and 2004, we had no assets subject to amortization, depreciation or depletion nor any assets capitalized and not yet subject to amortization.

Oil and natural gas properties not yet subject to amortization typically consist of the cost of unevaluated leaseholds, seismic costs associated with specific unevaluated properties, exploratory wells in progress, lease acquisition costs and secondary recovery projects before the assignment of proved reserves. These unproved costs are reviewed periodically by management for impairment, with the impairment provision included in the cost of oil and natural gas properties subject to amortization. Factors considered by management in its impairment assessment  include drilling results by us and other operators, the terms of oil and natural gas leases not held for production, production response to secondary recovery activities and available funds for exploration and development. We expect we will complete our evaluation of the properties representing the majority of these costs within the next two to five years.

2. Income Taxes:
We have adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. The Company has approximately $2,000,000 in net operating loss carryovers available to reduce future income taxes. These carryovers may be utilized through the year 2025.

Utilization of federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

A summary of both deferred and currently payable taxes at December 31, is as follows:

	2005	2004
The provision (benefit) for income taxes consists of the following:
Currently payable:
Federal	$0	$0
State	0	0
Total currently payable	0	0
Deferred:
Federal	675,695	0
State	104,597	0
Total deferred	780,292	0
Less increase in allowance	(780,290)	0
Net deferred	0	0
Total income tax provision (benefit)	$0	$0

	2005	2004
Individual components of deferred taxes are as follows:
Deferred tax asset arising from net operating loss carry forwards	$780,292	$0
Less valuation allowance	(780,292)	0
Net deferred	$0	$0
Individual components of deferred tax allowance are as follows:
Deferred tax asset arising from net operating loss carry forwards	(780,292)	0
Net Deferred Income Taxes	$0	$0

The following is a reconciliation of the effective income tax rate:
	%
	2005	2004

Statutory U.S. federal income tax rate	35.00	35.00
State tax benefit	0.00%	0.00
Loss for which no benefit is currently realized	(35.00)	(35.00)
Effective income tax rate	0.00	0.00

3. Related Party Transactions:

On September 3, 2005 we entered into separate agreements with two of our then principal stockholders (Leo Moore and James Love) to redeem their entire interest in the company. At the time of the agreement, each shareholder held a 33 1/3 interest in our common stock.

The original agreements provided for a redemption price of $ 500,000 each to be paid under different payment schedules. The original payment schedule for Love required $250,000 to be paid within 45 days of the date of the agreement and another $250,000 to be paid within 90 days of the date of the agreement. The original payment schedule for Moore required $100,000 to be paid within 45 days of the date of the agreement; another $100,000 to be paid within 90 days of the date of the agreement and a final installment of $300,000 to be paid no later than 180 days from the date of the agreement.

The agreements also provided that in the event of default, each selling shareholder would be allowed to keep the initial amount paid and we would be required to return the shares.

On January 27, 2006 the payment terms of the contracts were amended and extended to both ratify and confirm the remaining balance due under the terms of the original agreement and to require aggregate payments of $75,000 per month on the balance of $650,000 through June 30, 2006 together with any unpaid balance at that date. A summary reduction schedule of each note through December 31, 2005 is as follows:

	Moore	Love

Original	$500,000	$500,000
Less payments through December 31, 2005	($100,000)	($250,000)
Total	400,000	250,000
Less current portion	(400,000)	(250,000)
Due after one year	$0	$0

The terms do not provide for interest to accrue.

4. Liabilities to be Settled in Common Stock:

On December 12, 2005 and again on January 3, 2006 our Board authorized the issuance of 4 million and 3.1 million shares of common stock to be issued for services rendered in 2005. The shares were valued at $0.25 per share and resulted in an aggregate amount of $1,775,000 to be accrued at December 31, 2005. The shares were issued on January 13, 2006 and April 4, 2006 respectively.

5. Stockholders' Equity:

Common Stock: We are currently authorized to issue up to 500,000,000 shares of $ 0.001 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

Recent Sales of Unregistered Securities

Reorganization In December 2005 Procare entered into a Reorganization Agreement with Indigo. Under the terms of the Agreement, all outstanding securities of Indigo were acquired by Procare in exchange for 49,100,000 shares of newly issued stock. Upon consummation of the transaction, the former stockholders of Indigo owned the majority of outstanding shares of Procare and controlled Procare’s Board of Directors. Accordingly, for accounting purposes, Indigo was deemed to be the accounting acquirer of Procare and a recapitalization was deemed to have occurred. The assets and liabilities of Procare as of the date of acquisition were nominal. The accompanying consolidated statements of operations, cash flows, and equity include the activities of the acquired companies since the date of the Agreement. The operations of Indigo, the accounting acquirer, are reflected fully in each of the periods presented in the accompanying financial statements.

2005 Private Placement: During the year ended December 31, 2005, the Company sold 3,622,000 shares of common stock for net cash proceeds of $906,250 or $0.25 per share. The shares are restricted as to transferability. The Company relied upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) thereof in connection with the issuance of the securities.

Treasury Stock:
The Company purchased 98,200,000 shares of its common stock at average price of approximately $0.01 per share during the fiscal year ended 2005. The Company accounted for the repurchases using the constructive retirement method of accounting, wherein the aggregate par value of the stock is charged to the common stock account, and the excess of cost over par value is charged to additional paid-in capital or retained earnings if additional paid-in capital is insufficient.

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

There are no employee or non-employee options granted.

6.	Supplemental financial Information on Oil and Natural Gas Exploration, Development and Production Activities (unaudited)

The following disclosures provide unaudited information required by SFAS No. 69, “Disclosures About Oil and Gas Producing Activities.”

Costs Incurred: Costs incurred in oil and natural gas property acquisition, exploration and development activities for the years ended December 31, are summarized below:

	2005	2004
Property acquisition costs:
Unproved oil & natural gas properties	$-	$-
Proved oil & natural gas properties	-	-
Exploration costs	-	-
Impaired development costs	162,280	-
Asset retirement obligations	-	-
Total costs incurred	$162,280	$0

On September 6, 2005 ILD entered into a Service and Drill Contract with Falcon Holdings, LLC, (Falcon) in which Falcon was to be the general contractor on all matters pertaining to pre-drilling site development, permitting, drilling and lifting and securing sales agreements. Falcon was unsuccessful in obtaining subcontractors to fulfill its obligations under the agreement, and in June, 2006 the agreement was terminated. The pre-site development payments to Falcon totaling $ 162,280 were deemed not to be recoverable.

Oil and Natural Gas Reserves

Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can reasonably be expected to be recovered through existing wells with existing equipment and operating methods. We currently have no proved reserves.

7.	Contingencies

Federal, state and local authorities regulate the oil and gas industry. In particular, gas and oil production operations and economics are affected by environmental protection statutes, tax statutes and other laws and regulations relating to the petroleum industry, as well as changes in such laws, changing administrative regulations and the interpretations and application of such laws, rules and regulations. The Company believes it is in compliance with all federal, state and local laws, regulations, and orders applicable to the Company and its properties and operations, the violation of which would have a material adverse effect on the Company or its financial condition.

Operating Hazards and Insurance: The gas and oil business involves a variety of operating risks, including the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formation, and environmental hazards such as oil spills, gas leaks, ruptures or discharges of toxic gases, the occurrence of any of which could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations.

In those projects for which the Company is an operator, the Company maintains certain insurance of various types to cover its operations with policy limits and retention liability customary in the industry. In those projects in which the Company is not the operator, but in which it owns a non-operating interest, the operator for the prospect maintains insurance to cover its operations.

There can be no assurance that insurance, if any, will be adequate to cover any losses or exposure to liability. Although the Company believes that the policies obtained by operators provide coverage in scope and in amounts customary in the industry, they do not provide complete coverage against all operating risks. An uninsured or partially insured claim, if successful and of significant magnitude, could have a material adverse effect on the Company and its financial condition via its contractual liability to the prospect.

8.	Ability to Continue as a Going Concern and Management Plan:

The financial statements have been prepared assuming that we will continue as a going concern. We had had only nominal revenue in the ordinary course of our business. The lack of sales and recurring losses from operations raises substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is to seek further equity funding to allow it to pursue its revised business plan which involves the development of owned properties and the possible acquisition of companies in related or unrelated businesses. To support its ongoing operations, additional financing must be obtained either through the sale of equity or debt.

9.	Supplemental Cash Flow Information:

2005 results of operations include expenses of $ 1,775,000 to be settled by the issuance of common stock. 2005 also reflects the non-cash assumption of $475,279 in current liabilities in connection with the recapitalization consummated on December 15, 2005.

10.	Subsequent Events:

Through May 18, 2006 the Company issued shares of its common stock as follows:

Interim period ended March 31, 2006:	Shares	Value	Per Share
Shares issued in exchange for cash	920,000	$230,000	$0.25
Shares issued for services	75,613,000	$33,864,250	$0.45

Interim period ended May 18, 2006:
Shares issued in exchange for cash	800,000	$200,000	$0.25
Shares issued for services	48,630,782	$18,987,313	$0.39

Shares included above issued to
settle liabilities at December 31, 2005	7,100,000	$1,775,000	$0.25

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosures.

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

In connection with the audit of the financial statements prepared for the fiscal years ended June 30, 2005, 2004, 2003, and 2002 and to the date of dismissal, the Company had no disagreements with Stirtz Bernards Boyden Surdel & Larter, P.A. with respect to accounting principles or practices, financial statement disclosure, or auditing scope or procedures of the type discussed in Item 304(a)(iv) of Regulation S-B.

In December 2005, the Company engaged Michael F. Cronin, CPA, as the new principal independent accountant for the Company. The board of directors has approved the change of accountants. For the fiscal years ended June 30, 2005, 2004, 2003, and 2002, Michael F. Cronin, CPA, including the subsequent interim periods through the date of the appointment of Michael F. Cronin CPA, neither the Company, nor anyone on its behalf, consulted with Michael F. Cronin, CPA regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B.

The Company has provided Wipfli LLP, as successors to Stirtz Bernards Boyden Surdel & Larter, P.A., with a copy of this report prior to filing it with the Securities and Exchange Commission (SEC). We requested that Wipfli LLP, as successors to Stirtz Bernards Boyden Surdel & Larter, P.A., furnish separate letters addressed to the SEC stating whether the firm concurs with the above statements. The letter from Wipfli LLP, as successors to Stirtz Bernards Boyden Surdel & Larter, P.A., is attached as Exhibit 16.1 to this Form 8-K.

Item 8A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-KSB, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. This was the result of communication from the Securities and Exchange Commission whereby management identified several filings which need to be restated and re-filed which the Company is in the process of doing.

We have identified the following material weaknesses of our internal controls:

▪
Reliance upon independent financial reporting consultants not familiar with US generally accepted accounting principles or SEC rules and regulations for review of critical accounting areas and disclosures and material non-standard transactions.

▪	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

▪	Lack of formal policy for review and booking of stock issuances.

▪	Lack of expertise in US generally accepted accounting principles.

▪	Lack of expertise in US Securities and Exchange commissions rules and regulations.

▪	Lack of formal process and timeline for closing the books and records at the end of each reporting period.

▪	Lack of formal policy for review and booking of contracts.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report on Form 10-KSB.

Item 8B.	Other Information.

None.

PART III

Item 9	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the names and ages as of management, and business experience of the directors, executive officers and certain other significant employees of our company as of December 31, 2005. Our directors hold their offices for a term of one year or until their successors are elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. Our officers serve at the discretion of the Board of Directors. Each officer devotes as much of his working time to our business as is required.

Name	Age	Positions Held and Tenure

Curtis Lee Fleming	39	Director and President since 12/2005
David Alan Albanese	57	Director, Secretary and Treasurer since 12/2005
James Holland	59	Director and Vice President of Corporate Communications and Investor Relations since 12/2005

Our Officers and Directors

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
Contract Consultant to Industry - Principal

Since 1997 James Holland has been the principal in James Holland Corporate Communications. His business experience covers Investor Relations, corporate communications, web development, computer graphics, product marketing and Business Development consulting positions with numerous companies. There are no family relationships between any of the directors or officers of the Company or its subsidiaries. The Company has no standing audit, nominating or compensation committees of the Board of Directors, or any committees performing similar functions.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Certain Legal Proceedings

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Significant Employees

None.

Family Relationships

None.

Board Committees

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

As the board of directors does not have an audit committee, it therefore has no "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee who:

▪	understands generally accepted accounting principles and financial statements;

▪	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves;

▪	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements;

▪	understands internal controls over financial reporting; and

▪	understands audit committee functions.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent beneficial owners were not timely filed as of the date of this filing.

Code of Ethics

We have adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer. Our Code of Ethics is incorporated herein by reference as Exhibit 14.1 to our Form 8-K filed on February 2, 2006.

Item 10.	Executive Compensation.

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2006, 2005 and 2004 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

		ANNUAL COMPENSATION				LONG-TERM COMPENSATION
						AWARDS	PAYOUTS
NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	OTHER ANNUAL COMPENSATION ($)	RESTRICTED STOCK AWARD(S) ($)	SECURITIES UNDERLYING OPTIONS/ SARS (#)	LTIP PAYOUTS ($)	ALL OTHER COMPENSATION ($)
Curtis Lee Fleming(1)	2006	$48,000	0	0	$250,000	—	—	—
Chief Executive Officer and	2005	$0	0	0	$0	—	—	—
President	2004	$0	0	0	$0	—	—	—
Randy Wagner(2)	2006	$0	0	0	0	—	—	—
Chief Executive Officer	2005	$0	0	0	0	—	—	—
	2004	$0	0	0	0	—	—	—

(1)
Mr. Fleming became our Chief Executive Officer on December 15, 2005 pursuant to the reorganization and received 1,000,000 founders’ shares, valued at $0.25 per share, for services rendered to us. He will not receive such compensation in the future.

(2)
Mr. Wagner was our Chief Executive Officer for the fiscal years ended June 30, 2003, 2004 and 2005. Pursuant to the reorganization, we changed our fiscal year end to December 31 and appointed Mr. Fleming.

Option/SAR Grants Table. There were no individual grants of stock options to purchase our common stock made to the named executive officer in the Summary Compensation Table during the fiscal year ended December 31, 2005.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table. There were no stock options exercised during fiscal year ended December 31, 2005, by the named executive officer in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to the Named Executive Officer in the last completed fiscal year under any LTIP

Employment Agreements and Termination of Employment and Change in Control Arrangements

No employment agreements exist between any executive and the Company. The Company does not have compensatory plans or arrangements, including payments to be received from the Company, with respect to any persons which would in any way result in payments to any person because of his/her resignation, retirement, or other termination of such person’s employment by the Company, or any change in our control, or a change in the person’s responsibilities following a changing in the Company’s control.

Compensation Pursuant To Plans

For the fiscal year ended December 31, 2005, we did not adopt any plans, and therefore there is no compensation to the Company’s executives pursuant to a stock option plan or any other plans.

Compensation of Directors

Directors are entitled to reimbursement of expenses incurred in attendance of Board Meeting and fulfilling their duties as a director. For the fiscal year ended December 31, 2005we did not compensate directors for their services.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our common stock as of December 31, 2005, by: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than five percent of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (2)
Common Stock	Lois Moore (1)	49,100,00	46.92%
	4100 Meadow Hill Lane Fairfax, VA 22033

Common Stock	Curtis Lee Fleming ( ) Director, CEO and President	1,000,000	*
	1106 Lakeview Drive Cross Junction, VA 22625

Common Stock	David Albanese ( ) Director, Secretary and Treasurer	1,000,000	*
	2301 Whitcomb Place Falls Church, VA 22046-1853

Common Stock	James Holland ( ) Director and VP of Corporate Communications and Investor Relations	1,000,000	*

Common Stock	All officers and directors as a group (3 in number)	3,000,000	2.87%

* Less than 1%

(1)
Lois Moore is the wife of Jerry A. Moore, the former President of our wholly-owned subsidiary, Indigo Land and Development. Pursuant to the reorganization, Jerry A. Moore, received 49,100,000 shares of common stock, which were gifted to Lois Moore.

(2)
Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 104,639,127 shares of common stock outstanding as of January 30, 2006, adjusted as required by rules promulgated by the Commission.

Item 12.	Certain Relationships and Related Transactions.

Jerry Moore, the sole officer and director of Indigo Land & Development Inc., prior to the reorganization with the Company has received a monthly consulting fee of $3,500 per month since September, 2005. Mr. Moore's wife Lois Moore received 49,100,000 shares of common stock pursuant to the reorganization with the Company. David Larson and Richard Haggart served and continue to serve as consultants to Indigo and were instrumental in the reorganization with Procare. Mr. Larson and Mr. Haggart have received a monthly consulting fee of $3,500 per month since September, 2005.

Since August 2005, Lionheart Associates d/b/a Fairhills Capital served as a business consultant to Indigo and has provided to Indigo business consulting and development services on a performance fee basis. On September 21, 2005, we paid to Lionheart $10,000 for consulting services. Edward J. Bronson, Esq. is the Managing Member of Lionheart.

Item 13.	Exhibits.

Exhibit No.	Title of Document	Location
2.1	Exchange Agreement dated December 15, 2005	Incorporated by reference to Form 8-K/A filed October 16, 2006

2.2	Amended Exchange Agreement dated December 15, 2005	Incorporated by reference to Form 8-K/A filed October 16, 2006

3.1.1	Articles of Incorporation	Incorporated by reference to Form 8-K filed February 2, 2006

3.1.2	Articles of Amendment dated November 8, 1982	Incorporated by reference to Form 8-K filed February 2, 2006

3.1.3	Certificate of Amendment to Articles of Incorporation dated May 29, 1987	Incorporated by reference to Form 8-K filed February 2, 2006

3.1.4	Articles of Amendment dated December 4, 1987	Incorporated by reference to Form 8-K filed February 2, 2006

3.1.5	Certificate of Amendment dated February 25, 1999	Incorporated by reference to Form 8-K filed February 2, 2006

3.1.6	Certificate of Amendment dated January 11, 2006	Incorporated by reference to Form 8-K filed February 2, 2006

3.2	By-laws dated January 25, 2006	Incorporated by reference to Form 8-K filed February 2, 2006

10.1	Falcon Service and Drill Contract	Incorporated by reference to Form 8-K filed February 2, 2006

14	Code of Ethics dated January 25, 2006	Incorporated by reference to Form 8-K filed February 2, 2006

23.1	Consent of Michael F. Cronin, CPA	Filed herewith

31.1	Certification of David Larson pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Stanley L. Teeple pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of David Larson pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Stanley L. Teeple pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

Item 14.	Principal Accountant Fees and Services.

Audit Fees

For our fiscal year ended December 31, 2005, we were billed approximately $10,000 for professional services rendered for the audit and reviews of our financial statements. For our fiscal year ended December 31, 2004, we were billed approximately $5,000 for professional services rendered for the audit and reviews of our financial statements.

Tax Fees

For the Company’s fiscal year ended December 31, 2005 and December 31, 2004, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2005 and 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDIGO-ENERGY, INC.

By:	/s/ David Larson
DAVID LARSON
President and Chief Executive Officer

Date:	December 8, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ David Larson	President, Chief Executive Officer and	December 8, 2006
DAVID LARSON	Director

/s/ Stanley L. Teeple	Chief Financial Officer, Secretary,	December 8, 2006
STANLEY L. TEEPLE	Treasurer and Director