Form 10KSB/A
period 2005-12-31
Indigo-Energy, Inc.
filed 2007-01-05
CIK 356870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
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

This Amended 10-KSB is being filed to include the Auditor's Report which was inadvertently left out of the initial filing.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
 Indigo-Energy, Inc.

I have audited the accompanying consolidated balance sheets of Indigo-Energy, Inc., an “Exploration and Development Stage Company”, as of December 31, 2005 and 2004 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended and the related statements of operations, changes in stockholders’ deficiency and cash from inception to December 31, 2005 . These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards established by the Public Company Accounting Oversight Board. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position an of Indigo-Energy, Inc. as of December 31, 2005 and 2004 and the results of its operations, its cash flows and changes in stockholders’ deficiency both for the years then ended and from inception to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America..

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has been unable to generate sufficient cash flow from its operating activities to support current operations. The Company’s ability to generate sufficient future cash flows from its operating activities in order to sustain future operations cannot be determined at this time. Its plan is included in Note 8 of the financial statements. The Company has primarily funded its operations through the sale of its common stock and proceeds of debt borrowings. There can be no assurance that the Company will be able to do so in the future, and, if so, provide it with sufficient capital and on terms favorable to the Company. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might arise from the outcome of these uncertainties.

September 21, 2006

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant
Orlando, Florida

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

INDIGO-ENERGY, INC.

By:	/s/ David Larson
DAVID LARSON
President and Chief Executive Officer

Date:	January 3, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ David Larson	President, Chief Executive Officer and	January 3, 2007
DAVID LARSON	Director

/s/ Stanley L. Teeple	Chief Financial Officer, Secretary,	January 3, 2007
STANLEY L. TEEPLE	Treasurer and Director