Form 10QSB
period 2006-03-31
Indigo-Energy, Inc.
filed 2007-02-28
CIK 356870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Commission File Number 2-75313

INDIGO-ENERGY, INC.
(Formerly PROCARE AMERICA, INC.)

(Exact name of registrant as specified in its charter)

NEVADA (State of or other jurisdiction of incorporation or organization)	84-0871427 (IRS Employer I.D. No.)

701 N. Green Valley Pkwy., Suite 200
Henderson, Nevada 89052

(Address of Principal Executive Office)

(702) 990-3387

(Registrant's telephone number, including area code)

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
Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 27, 2007 the Company had 174,803,778 shares of Common Stock issued and outstanding.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements
	Condensed Balance Sheets — (Unaudited)	1
	Condensed Statements of Operations — (Unaudited)	2
	Condensed Statements of Cash Flows — (Unaudited)	3
	Notes to Condensed Financial Statements	4

Item 2.	Management’s Discussion and Analysis or Plan of Operation	18
Item 3.	Controls and Procedures	21

PART II
OTHER INFORMATION

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 6.	Exhibits	23
Signatures		25

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Condensed Balance Sheets

ASSETS

	March 31, 2006	December 31, 2005
	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$286,118	$249,315
Due from related party	4,000	-

Total current assets	290,118	249,315

Unproved oil and gas properties	118,886	-

	$409,004	$249,315

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$477,964	$475,279
Refundable stock subscription	-	10,000
Liabilities to be settled in common stock	775,000	1,025,000
Liabilities to be settled in common stock - related party	-	750,000
Convertible loan	175,000	-
Due to related parties	600,000	650,000

Total current liabilities	2,027,964	2,910,279

Commitments and contingencies

Stockholders’ deficit

Common stock; $.001 par value; 500,000,000 shares authorized; 140,823,127 and 46,868,127 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively; 795,000 and 52,722,000 shares issuable at March 31, 2006 and December 31, 2005, respectively	141,618	99,590
Additional paid-in capital	17,814,712	902,629
Deficit accumulated in the development stage since Quasi-reorganization December 31, 2002	(19,575,290)	(3,663,183)

Total stockholders’ deficit	(1,618,960)	(2,660,964)

	$409,004	$249,315

See notes to these condensed financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Condensed Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Since Quasi- Reorganization (1/1/03) to March 31,
	2006	2005	2006

Operating expenses
Impaired seismic, exploration and development expenditures	$-	$-	$162,280
General and administrative - related party	5,676,000	-	6,426,000
General and administrative	10,058,717	-	11,238,372

Total operating expenses	15,734,717	-	17,826,652

Loss from operations	(15,734,717)	-	(17,826,652)

Other (income) expenses
Interest income	(195)	-	(195)
Interest expense	177,585	-	177,585

Total other expense	177,390	-	177,390

Net loss	$(15,912,107)	$-	$(18,004,042)

Basic and diluted loss per common share	$(0.14)	$-	$(0.12)

Basic and diluted weighted average common shares outstanding	116,526,927	147,300,000	144,232,023

See notes to these condensed financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Condensed Statements of Cash Flows
(Unaudited)

			Since Quasi-
			Reorganization
	Three Months Ended March 31,		(1/1/03) to
	2006	2005	March 31, 2006
Cash flows from operating activities
Net loss	$(15,912,107)	$-	$(18,004,042)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation for consulting services	9,989,250	-	11,014,250
Share-based compensation for consulting services - related party	5,580,000	-	6,330,000
Amortization of discount on convertible loan	175,000	-	175,000
Changes in assets and liabilities
Advances to related party	(4,000)	-	(4,000)
Accounts payable and accrued expenses	2,685	-	12,685

Net cash used in operating activities	(169,172)	-	(476,107)

Cash flows from investing activities
Tangible and intangible drilling costs for unproved properties	(289,000)	-	(289,000)

Net cash used in investing activities	(289,000)	-	(289,000)

Cash flows from financing activities
Proceeds from issuance of convertible loan	175,000	-	175,000
Refund of common stock subscription	(10,000)	-	(10,000)
Proceeds from issuance of common stock	379,975	-	1,286,225
Repayment to acquire treasury stock - related party	(50,000)	-	(400,000)

Net cash provided by financing activities	494,975	-	1,051,225

Net increase in cash and cash equivalents	36,803	-	286,118

Cash and cash equivalents, beginning of period	249,315	-	-

Cash and cash equivalents, end of period	$286,118	$-	$286,118

See notes to these condensed financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Notes to Condensed Financial Statements

Note 1 - Basis of Presentation

The unaudited condensed financial statements included herein have been prepared by Indigo-Energy, Inc. (the "Company", “Indigo”, or “we”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 2005 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2006.

For comparability purposes, certain figures for the prior periods have been reclassified where appropriate to conform to the financial statement presentation used in current reporting period. These reclassifications had no effect on reported net loss.

Selected Accounting Policies

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

Revenue Recognition:

We have no revenue and therefore have no revenue recognition policy at this time.

Oil and Gas Properties:

We account for oil and gas properties and interests under the full cost method. Under the full cost method, all acquisition, exploration and development costs incurred for the purpose of finding oil and gas are capitalized and accumulated in pools on a country-by-country basis. We only are concentrating our exploration activities in the United States and therefore we will utilize a single cost center.

Capitalized costs will include the cost of drilling and equipping productive wells, including the estimated costs of dismantling and abandoning these assets, dry hole costs, lease acquisition costs, seismic and other geological and geophysical costs, delay rentals and costs related to such activities. Employee costs associated with production and other operating activities and general corporate activities are expensed in the period incurred.

The costs of investments in unproved properties and portions of costs associated with major development projects are excluded from the depreciation, depletion and amortization (“DD&A”) calculation until the project is evaluated.

Unproved property costs include leasehold costs, seismic costs and other costs incurred during the exploration phase. Unproved properties are evaluated periodically, but not less than annually, for impairment. If a reduction in value has occurred, these property costs are considered impaired and are transferred to the full cost pool.

Note 2 - Description of Business

Indigo-Energy, Inc. is an independent energy company engaged primarily in the exploration of natural gas and oil. Substantially all of our gas and oil properties are located in the Appalachian Basin in Pennsylvania and West Virginia.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Notes to Condensed Financial Statements

The Company, formerly known as Procare America, Inc. (“Procare”) was incorporated in Minnesota on September 22, 1993 and in 1999 relocated its state domicile to Nevada. At the date of recapitalization on December 15, 2005, Procare was a public shell company, defined as an inactive, publicly-quoted company with nominal assets and liabilities.

On December 15, 2005, pursuant to a stock exchange agreement between the Company and the shareholders of Indigo Land and Development, Inc. (“ILD”), we purchased all of the outstanding shares of ILD through the issuance of 49,100,000 shares of our stock directly to the ILD shareholders. The Company was the legal acquirer in the transaction. ILD was the accounting acquirer since its stockholders acquired a majority interest in the Company. The transaction was treated for accounting purposes as a recapitalization by the accounting acquirer (ILD). The operations and financial statements of the Company are those of ILD. Upon completion of the recapitalization, the Company changed its name to Indigo-Energy, Inc.

Accordingly, the financial statements for the period prior to December 15, 2005 are those of the accounting acquirer (ILD).  All historical share and per share data presented in the financial statements for transactions consummated prior to December 15, 2005 have been restated to reflect the share exchange ratio of 29,460:1.

Note 3 - Going Concern

The Company is in the exploration stage and has incurred losses since its inception. Also, its current liabilities exceed its current assets and it will need additional cash to fund operations. There are no assurances the Company will receive funding necessary to implement its business plan. This raises substantial doubt about the ability of the Company to continue as a going concern.

The Company believes that cash on hand and the proceeds that it plans to raise from private offerings of securities and its projected revenues from oil and gas operations will be sufficient to fund its operations through March 2007. The Company will need to raise additional funds in the event it locates additional prospects for acquisition, experiences cost overruns at its current prospects, or fails to generate projected revenues.

The Company’s ability to continue as a going concern is dependent upon the Company raising additional financing on terms desirable to the Company. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to the Company, management may be required to delay, scale back or eliminate its well development program or even be required to relinquish its interest in one or more properties or in the extreme situation, cease operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4 - Oil and Gas Properties

During the first quarter of 2006, the Company incurred $251,120 of intangible drilling cost and $37,880 of tangible drilling cost in the drilling of the initial three wells of Indigo, which the Company had originally contracted Falcon Holdings, LLC (“Falcon”) to operate. Falcon was subsequently terminated by the Company in May 2006 and replaced by other operators. (Also see Note 10). On February 3, 2006, as a result of the assignment of 12.5% of gross revenue interest in one of the three initial wells to a creditor, the Company recorded a reduction in its oil and gas properties by $170,014 (see Note 5 below).

During 2005, the Company impaired all of its exploration costs in the amount of $162,280 incurred in the site preparation, permitting, and other necessary pre-drilling activities of the three initial wells. Management decided to expense all the exploration costs since the Company had no proved oil and gas reserves as of December 31, 2005 to deplete the cost pool over. In addition, management did not deem those costs recoverable since Falcon was unable to obtain the subcontractors to fulfill its drilling obligations and was later terminated.

Note 5 - Convertible Loan

On February 3, 2006, the Company entered into an agreement to borrow $175,000 from a private investor in consideration for which the Company (1) allowed the lender to convert the principal balance of the loan into 700,000 shares of its common stock at any time before the due date of the loan; (2) agreed to issue 175,000 shares of its common stock to the lender; and (3) granted a 12.5% gross revenue interest in a well that was to be drilled with the proceeds of the borrowing. The loan bore interest at 10% per annum and had no maturity date. On August 31, 2006, the lender sent notice to the Company to request for the conversion of the loan. In November 2006, the Company issued 700,000 shares of common stock to the lender upon conversion of the loan. As of March 31, 2006, the 175,000 shares were issuable to the lender.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Notes to Condensed Financial Statements

Since the combined value of the 175,000 shares, based on the trading price of the Company’s stock at the date of the agreement, and the fair value of the 12.5% gross revenue interest in the well was assessed by management to be in excess of $175,000, the loan was fully discounted. The discount was allocated on a relative fair value basis to the 175,000 shares of stock in the amount of $4,886 and to the oil and gas properties in the amount of $170,014. The discount was fully expensed during the first quarter of 2006. In addition, the Company incurred $2,685 of interest expense on the loan during the first quarter of 2006, which was included in accrued expenses at March 31, 2006.

Note 6 - Due to Related Party

On September 3, 2005, we entered into separate agreements with two of our then principal stockholders (Leo Moore and James Love) to redeem their entire interest in the Company. At the time of the agreement, each shareholder held a 33⅓ interest in our common stock.

The original agreements provided for a redemption price of $500,000 each to be paid under different payment schedules. The original payment schedule for Love required $250,000 to be paid within 45 days of the date of the agreement and another $250,000 to be paid within 90 days of the date of the agreement. The original payment schedule for Moore required $100,000 to be paid within 45 days of the date of the agreement; another $100,000 to be paid within 90 days of the agreement and a final installment of $300,000 to be paid no later than 180 days from the date of the agreement.

The terms did not provide for interest to accrue. The agreements also provided that in the event of default, each selling shareholder would be allowed to keep the initial amount paid and we would be required to return the shares.

On January 27, 2006, the payment terms of the contracts were amended and extended to both ratify and confirm the remaining balance due under the terms of the original agreement and to require aggregate payments of $75,000 per month on the balance of $650,000 through June 30, 2006 together with any unpaid balance at that date. The payment terms of the contracts were later amended again to provide for periodic payments through October 1, 2006, when the final payment on the obligation was due. As of March 31, 2006, the balance due to these stockholders was $600,000.

The obligation due to James Love was paid off in October 2006. As of January 17, 2007, we still owed $270,000 to Leo Moore, of which $75,000 was immediately due.

Note 7 - Liabilities to be Settled in Common Stock

Related Party

On December 12, 2005, our Board of Directors authorized the issuance of 1,000,000 shares of our common stock to each of our three then officers and Board Directors for a cumulative 3,000,000 shares in compensation for services they rendered in 2005. The shares were valued at $0.25 per share, which was the subscription price of our PPM (see note 9) since our stock was not actively trading until January 20, 2006. The value of the total 3,000,000 shares was $750,000, which was accrued at December 31, 2005. The shares were issued on January 13, 2006.

Other

On December 12, 2005 and January 3, 2006, our Board of Directors authorized the issuance of 1,000,000 and 3,100,000 shares of our common stock, respectively, to various parties in compensation for services they rendered in 2005. The shares were valued at $0.25 per share based on the PPM price for a total of $1,025,000, which were accrued at December 31, 2005. The 1,000,000 shares which were authorized to be issued on December 12, 2005 were issued on January 13, 2006. As of March 31, 2006, the 3,100,000 shares have not yet been issued by Indigo and were accrued for in the amount of $775,000. They were subsequently issued by Indigo on April 24, 2006.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Notes to Condensed Financial Statements

Note 8 - Loss Per Share

Loss per common share is calculated in accordance with SFAS No. 128, Earnings Per Share. Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued and if the additional common shares were dilutive. Shares associated with convertible debt are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share). At March 31, 2006 and December 31, 2005, the Company had potentially dilutive shares of 700,000 and 0, respectively.

 Note 9 - Stockholders’ Deficit

During 2005 and the first quarter of 2006, pursuant to a private placement memorandum, we agreed to issue 4,942,000 shares of our common stock at $0.25 per share for $1,236,225. We received $906,250 of cash proceeds in 2005, and therefore 3,622,000 shares were issuable at December 31, 2005. We received additional cash proceeds of $329,975 in the first quarter of 2006. During the first quarter of 2006, we issued a total of 4,322,000 shares of common stock in connection with the private placement. As of March 31, 2006, the remaining 620,000 of these shares were issuable. These shares were subsequently issued in May 2006.

In February 2006, we agreed to issue 175,000 shares of our common stock to a private investor as part of the considerations for the investor to loan $175,000 to us in connection with our drilling efforts, which were recorded at $4,886 (see Note 5). These 175,000 shares were issuable as of March 31, 2006. In March 2006, we also sold 900,000 shares of our common stock to this investor at $0.055 per share for total proceeds of $50,000.

On February 23, 2006, our Board of Directors authorized the issuance of approximately 75,000,000 shares of common stock to various parties in consideration for the services they were engaged to provide. On March 3, 2006, we issued a total of 74,605,000 shares to these parties.

Out of the 74,605,000 shares of common stock issued, 53,700,000 shares were issued to various related parties as follows:

•
We issued 12,000,000 shares to ML McVey in compensation for consulting services provided by ML McVey pursuant to a consulting agreement we entered into with ML McVey in March 2006. ML McVey became a shareholder of us with over 5% stock ownership interest upon receiving these shares.

•
We issued 18,000,000 shares to Dave Larson and his affiliate in compensation for consulting services Mr. Larson provided pursuant to a consulting agreement we entered into with Mr. Larson in February 2006. Mr. Larson became our President in February 2006. He is also a member of our Board of Directors.

In December 2006, we entered into a Termination Agreement with Dave Larson to terminate the consulting agreement since it was subsequently determined that the services as contemplated by the consulting agreement had not been performed by Mr. Larson, resulting in a material breach of the terms of the consulting agreement. As a result, in December 2006, Mr. Larson returned the 18,000,000 shares of common stock we issued to him and his affiliate. Pursuant to the Termination Agreement, Mr. Larson also returned the 5,000,000 shares of Super Preferred Stock, which we issued to him in April 2006 (see Note 12).

•
We issued a total of 23,000,000 shares to three entities (8,000,000 shares issued to Consumer Value Network, Inc. (“Consumer Value”); 8,000,000 shares to Impact Consulting, Inc. (“Impact”), and 7,000,000 shares to Stone Creek Equity, LLC (“Stone Creek”)) all under the common control of Richard Haggert in compensation for consulting services provided by those entities pursuant to the consulting agreements we entered with them in February 2006. Upon the receipt of these shares, Mr. Haggert and his affiliates became a shareholder of us with more than 5% stock ownership interest.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Notes to Condensed Financial Statements

In December 2006, we entered into a Termination Agreement with Consumer Value, Impact, and Stone Creek to terminate the consulting agreements since it was subsequently determined that the services as contemplated by the consulting agreements had not been performed by the three entities, resulting in a material breach of the terms of the consulting agreements. As a result, in December 2006, the three entities returned a total of 22,600,000 shares of common stock to us. Pursuant to the Termination Agreement, Consumer Value also returned the 5,000,000 shares of our Series A convertible super preferred stock (“Super Preferred Stock”), which we issued to Consumer Value in April 2006 (see Note 12).

•
We issued 700,000 shares to Stanley Teeple, Inc. (“STI”), an entity owned by Stan Teeple, in compensation for consulting services Mr. Teeple provided to us. Mr. Teeple became our Secretary and Treasurer and Board Director since July 2006.

In December 2006, we entered into a Termination Agreement with STI to terminate the consulting agreement since it was subsequently determined that the services as contemplated to be performed by STI, had not been performed by STI, resulting in a material breach of the agreed-upon stock for services terms. As a result, in December 2006, STI returned the 700,000 shares to us.

Since the subsequent cancellation of the total of 41,300,000 shares we originally issued to Dave Larson, Consumer Value, Impact, Stone Creek, and STI was a result of their failure to perform under the terms of the consulting agreements and since we had not issued any of our 2006 financial statements as of the date of the termination agreements, we did not deem those shares validly issued at March 31, 2006 and therefore assigned no value to the shares. Accordingly, only 33,305,000 out of the original 74,605,000 shares were validly issued as of March 31, 2006, which were valued at $0.45 per share based on our market trading price on February 23, 2006, for a total of $14,987,250. 12,400,000 out of the 33,305,000 shares were issued to related parties, which were recorded at $5,580,000.

As disclosed under Note 7, on January 13, 2006, we issued a total of 3,000,000 shares of common stock to our former officers and directors and 1,000,000 shares to a consultant for services rendered in 2005. The shares were valued at $0.25 per share for $1,000,000, which was expensed in 2005.

On January 13, 2006, we issued a total of 1,200,000 of shares of common stock to two consultants for services they rendered in 2005. The shares were valued at $0.25 per share for $300,000.

On March 3, 2006, our Board of Directors authorized the issuance of a total of 1,128,000 shares to various parties in compensation for consulting services they provided. The shares were valued at $0.25 per share, which was our stock trading price on March 3, 2006, for a total of $282,000.

Note 10 - Commitments and Contingencies

General

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

Operating Hazards and Insurance

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

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Notes to Condensed Financial Statements

In projects in which the Company is not the operator, but in which it owns a non-operating interest directly or owns an equity interest in a limited partnership or limited liability company that owns a non-operating interest, the operator for the prospect maintains insurance to cover its operations.

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

Potential Loss of Oil and Gas Interests/ Cash Calls

Although the Company has entered into turnkey contracts with various operators for the drilling of oil and gas properties, and has entered into certain forbearance agreements for delinquent amounts due on these contracts (see Note 12) it might be subject to future cash calls due to (1) the drilling of any new well or wells on drilling sites not covered by the original turnkey contracts; (2) rework or recompletion of a well; (3) deepening or plugging back of dry holes, etc. If the Company does not pay delinquent amounts due or its share of future Authorization For Expenditures (“AFE”) invoices, it may have to forfeit all of its rights in certain of its interests in the applicable prospects and any related profits. If one or more of the other members of the prospects fail to pay their share of the prospect costs, the Company may need to pay additional funds to protect its investments.

Other

In September 2005, we entered into a Service and Drill Contract with Falcon Holdings, LLC (“Falcon”) (“Falcon Contract”), whereby Falcon agreed to perform permitting, drilling and finishing of oil and gas wells on land located in Pennsylvania and West Virginia, in which we own oil and gas interests. Under Falcon Contract, Falcon was required to drill one well per week beginning in November 2005 for a period of time necessary for Falcon to drill 50 wells on our property. Falcon was responsible for providing completed wells to us at a cost of $60,000 per well. Falcon also received 4,500,000 shares of our common stock for its services, which were included in the 74,605,000 shares we issued on March 3, 2006 (see Note 9). We expensed $2,025,000 in connection with the issuance of the 4,500,000 common shares based on our $0.45 per share stock trading price on February 23, 2006. Effective May 10, 2006, we terminated the Falcon Contract due to an alleged misappropriation of funds that we paid to Falcon as well as Falcon’s misrepresentations on certain material business matters. We are currently in negotiation with Falcon to return the shares back to us, as well as to receive certain indemnifications for its actions under the Falcon Contract.

Note 11 - Related Party Transactions - Not Disclosed Elsewhere

On February 22, 2006, David Albanese resigned as our Secretary and Treasure and Board Director, in connection with which we agreed to have Mr. Albanese retain the 1,000,000 shares we previously issued to him (see Note 7) and pay him $24,000 in periodic payments through May 2006. Mr. Albanese agreed to be a consultant for us for a transitional period of at least 60 days. During the first quarter of 2006, we paid $24,000 to Mr. Albanese as a consulting fee.

On February 22, 2006, our Board of Directors appointed Alex Winfrey to replace David Albanese as our Secretary and Treasure and Board Director. On June 30, 2006, Mr. Winfrey resigned, upon which we agreed to have Mr. Winfrey retain the 1,000,000 shares of common stock he owned. Of the 1,000,000 shares, 900,000 shares were issued to Mr. Winfrey in compensation for his services which were part of the 3,100,000 shares we issued to various parties in April 2006 (see Note 7). During the first quarter of 2006, we paid $8,000 to Mr. Winfrey as compensation for his services.

In July 2006, our Board of Director appointed Stan Teeple to replace Alex Winfrey as our new Secretary and Treasure and Board Director.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Notes to Condensed Financial Statements

On February 27, 2006, Curtis Fleming resigned as our President and Board Director. On May 16, 2006, in connection with his resignation, our Board of Directors agreed to have Mr. Fleming retain 950,000 of the 1,000,000 shares we previously issued to him (see Note 7). We also agreed to pay Mr. Fleming $20,000 in periodic payments from May 2006 through August 2006 in exchange for the 50,000 shares to be returned by him. Mr. Fleming returned the 50,000 shares to us during the third quarter of 2006. During the first quarter of 2006, we paid $6,000 to Mr. Fleming as compensation for his services.

In February 2006, our Board of Directors appointed Dave Larson to replace Curtis Fleming as our new President and Board Director. During the first quarter of 2006, we paid Mr. Larson $17,500 as compensation for his services.

During the first quarter of 2006, we paid $11,000 to James Holland, our then officer and Board Director, for consulting services provided by Mr. Holland. On June 30, 2006, Mr. Holland resigned from his positions with us, in connection with which we agreed to have Mr. Holland retain the 1,000,000 shares we previously issued to him (see Note 7).

During the first quarter of 2006, we paid $29,500 of consulting fee to Consumer Value Network, Inc. an entity controlled by Richard Haggert. Mr. Haggert and his affiliated entities own more than 5% of our common stock.

Note 12 - Subsequent Events Not Disclosed Elsewhere

Related Party

On March 1, 2006, we entered into a consulting agreement with Impact Consulting, Inc. (“Impact) pursuant to which Impact agreed to provide services including business development, land and mineral sites development, strategic marketing plan, etc. commencing March 1, 2006 for one year. Impact is an entity controlled by Richard Haggert. Mr. Haggert and his affiliated entities owned more than 5% of our common stock (See Note 9). Impact received $8,000 per month for consulting fee and reimbursement of related costs. On June 30, 2006, we entered into a new consulting agreement with Impact which superseded the original agreement (“Second Agreement”). Under the new agreement, Impact provided the same services to us commencing September 1, 2006 for one year, in consideration for which Impact received $10,000 per month and reimbursement of related costs. During the fourth quarter of 2006, we entered into another agreement with Impact under which Impact provided certain additional consulting services to us for November and December 2006, in exchange for a flat fee of $15,000 and reimbursement of related costs. On December 21, 2006 we entered into a new consulting agreement with Impact pursuant to which we agreed to pay Impact a weekly consulting fee of $10,000, and issue to Impact options or cashless exercise warrants during the first quarter of 2007 to acquire a minimum of 22,600,000 shares of our common stock at terms to be determined by our Board of Directors. The agreement superceded the Second Agreement and was effective on January 1, 2007 for a two-year period and would be automatically renewed for consecutive on-year periods unless terminated by either party. The Company is current in its obligation to Impact.

On April 7, 2006, we entered into a Strategic Partnership Agreement (the “SPA”) with Fairhills Capital (“Fairhills”). Ed Bronson, who is the managing Director of Fairhills, served as our Board Director from June through October 2006. Pursuant to the Agreement, Fairhills would: (1) provide legal services required and necessary for us to be compliant with the SEC reporting and regulatory requirements; (2) facilitate the introduction and engagement of market makers; (3) be responsible for funding requirements in support of oil and gas well drilling; (4) provide management services of our investor relation function; (5) facilitate a debenture for us and be responsible for all capital raising requirements based upon our business plan. In consideration for the services to be rendered by Fairhills, we agreed to compensate Fairhills by paying placement fee of 10% of the aggregate amount of capital received by us from Fairhills’ clients and issuing 25% of our issued and outstanding shares of capital stock to Fairhills. The term of the SPA was for a minimum period of three years with Fairhills being the exclusive provider for services as set forth in the agreement. As of January 17, 2007, we have paid Fairhills total fees of $706,210 in connection with the SPA.

On April 10, 2006, our Board of Directors approved the issuance of 45,530,782 shares of our common stock, which equaled 25% of our 182,123,127 shares of common stock issued and outstanding then, to Fairhills for services rendered pursuant to the SPA. On April 11, 2006, our Board of Directors approved the issuance of 6,250,000 shares of our Super Preferred Stock, which equaled 25% of our 25,000,000 designated Super Preferred shares, to Fairhills for services rendered pursuant to the SPA.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Notes to Condensed Financial Statements

On February 6, 2007, the Company entered into a Mutual Release and Settlement Agreement with Fairhills and its managing director (collectively “Consultant”), whereby the SPA was terminated due to a dispute between the Company and Consultant relating to the performance of services as prescribed under the SPA. As a result, Consultant surrendered the 45,530,782 shares of common stock and 6,250,000 shares of Super Preferred Stock to us. Consultant also acknowledged that all the fees it has earned for services rendered under the SPA had been fully paid by the Company.

On April 26, 2006, our Board of Directors approved the issuances of (1) 5,000,000 shares of our Series A Convertible Super Preferred Stock to Dave Larson for employment services, and (2) 5,000,000 shares of our Series A Convertible Super Preferred Stock to Consumer Value Network, Inc. for consulting services rendered. The shares were returned in December 2006 by Mr. Larson and Consumer Value (see Note 9).

On December 21, 2006, we entered into a new employment agreement with Mr. Larson pursuant to which Mr. Larson would serve as our president for a two-year period commencing January 1, 2007. The agreement will automatically renew each year unless terminated for cause as defined in the agreement. As compensation, we agreed to pay Mr. Larson a salary of $17,250 per month. In addition, we agreed to issue to Mr. Larson options or cashless exercise warrants during the first quarter of 2007 to acquire a minimum of 18,000,000 shares of our common stock at terms to be determined by our Board of Directors. Under the terms of the agreement, Mr. Larson is prohibited from competing with us in the oil and gas business during his employment term, and for a one-year period subsequent to the termination of his employment with us.

On May 26, 2006 the Company executed a consulting agreement with Stan Teeple, Inc. (“STI”), an entity affiliated with Stan Teeple, our Secretary and Treasure and Board Director, to provide services related to accounting and securities reporting for a one time fee of $10,000 plus expenses. On June 15, 2006, the Company executed a new consulting agreement with STI to provide the aforementioned services for a compensation of $5,000 per week for six months and reimbursement of related costs.

On December 21, 2006, we entered into a third consulting agreement with STI pursuant to which, we agreed to pay STI a weekly consulting fee of $5,000, and issue to STI options or cashless exercise warrants during the first quarter of 2007 to acquire a minimum of 5,000,000 shares of our common stock at terms to be determined by our Board of Directors. The agreement was effective on January 1, 2007 for a two-year period and would be automatically renewed for consecutive one-year periods unless terminated by either party.

On July 11, 2006, we entered into a Mutual Release and Settlement Agreement (“Moore Settlement Agreement”) with Jerry Moore, certain of his family members and affiliates (“Moore Family”). Moore Family received 49,100,000 of our shares of common stock and became the majority shareholder of us on December 15, 2005 through the recapitalization (see Note 2). Under the Moore Settlement Agreement, Moore Family agreed to surrender to us 28,485,000 shares of our stock, in exchange for which we agreed to pay Moore Family a total of $150,000 in installment payments, commencing September 1, 2006. According to the settlement agreement, our obligation to pay $150,000 was secured by a security interest in 3,485,000 shares out of the 28,485,000 shares to be returned by the Moore Family, which were to be retained by an escrow agent, and could be liquidated if we failed to make the payment. As of January 17, 2007, we have paid $50,000 to Moore Family and were obligated to pay the remaining balance of $100,000.

In connection with the Moore Settlement Agreement, in July 2006, certain of our shareholders paid to the Moore Family a total of $900,000 as additional consideration for their surrender of the shares as disclosed above.

On December 28, 2005, we assigned our entire interest in certain of our oil and gas leases in Pennsylvania to Jerry Moore for $1,000. On December 6, 2006, Mr. Moore assigned those leases back to us for consideration of $1,000.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Notes to Condensed Financial Statements

In July 2006, pursuant to a private placement offering, the Company entered into an agreement to become the managing general partner of a newly-formed entity, Indigo-Energy Partners, LP (“Indigo Partners” or the “Partnership”), a Delaware limited partnership. In accordance with the terms of the partnership agreement of Indigo Partners dated July 7, 2006 (the “Partnership Agreement”), as managing general partner, we agreed to fund 100% of the tangible drilling costs of four turnkey well drilling programs (“Turnkey Well Costs”) (see below for further discussion on the drilling programs) and also manage the affairs of the Partnership. The remaining interests in the Partnership were owned by thirteen other partners who contributed a total of $4,400,000 pursuant to the private placement offering (the “Participating Partners”), to fund 100% of the intangible drilling portion of the Turnkey Well Costs. According to the private placement offering, each Participating Partner was offered one unit of ownership interest for $300,000 (“Units”). The percentage interest of each Participating Partner was to be determined by dividing each Participating Partner’s capital contribution by the sum of all Participating Partners capital plus the managing general partner’s capital contribution, which was estimated to be 25% to 30% of the total Turnkey Well Costs. At the sole discretion of Indigo as the managing general partner, available cash is to be distributed among the partners in accordance with their respective percentage interests in the Partnership. Distributions in liquidation of the partnership are to be made in accordance with the capital accounts subject to the above distributions. All tangible drilling costs are to be allocated 100% to the managing general partner and all intangible drilling costs allocated 100% to the Participating Partners. Profits or losses would be allocated among the partners in proportion to their respective percentage interests. Each participant partner may initially elect to be either a general or limited partner and Indigo as the managing general partner has the right to convert all participant partners that have elected general partner status to limited partner. The Partnership provides that this conversion takes place as of the first of the year following the year in which the conversion is elected.

In connection with the private placement offering of the partnership interests in Indigo Partners, as additional consideration for the partners’ capital contributions, each partner was to be issued warrants to purchase an indeterminate number of shares of common stock of Indigo. Further, it was the intention of Indigo and the Participating Partners that cash flow distributions and profit allocations would be made 70% to the Participating Partners and 30% to the managing general partner in accordance with their percentage interests.

On December 15, 2006, the Partnership Agreement was amended through a letter agreement as a result of which Indigo and the Participant Partners agreed that effective January 1, 2007, the Participant Partners will (i) exchange 20% of their cash flow distribution and profit allocation for 2,640,000 shares of Indigo’s common stock and (ii) waive all their rights to receive warrants to purchase the Company’s common stock.

Other

On April 10, 2006, our Board of Directors authorized the designation of 25,000,000 of our authorized but unissued shares of preferred stock as Series A Convertible Super Preferred Stock with par value of $0.001 per share. Each share of the Super Preferred Stock is convertible into two shares of our common stock after one year upon the holder’s exercise of his conversion right. The conversion price is subject to proportional adjustment for stock splits, combinations, recapitalizations and stock dividends. Holders of the Super Preferred Stock are not entitled to receive dividends paid on common stock. In the event of liquidation, dissolution or winding up of the Company, the holders of the Super Preferred Stock will be entitled to receive, before any distribution to holders of our common stock, eight times the sum available for distribution to common stock holders. Holders of our Super Preferred Stock have voting rights five times of those of our common stock holders. As of March 31, 2006, no Super Preferred Stock was issued or outstanding.

In return for $2,662,100 received in April 2006 and continuing through October 2006, we issued convertible notes. The notes had maturity dates three years from the date of issuance and bore interest at 8% per annum. Interest was due and payable only if the trading price of our stock fell below $0.15625 in a given month, whereby we would then be responsible for paying interest on the outstanding balance of the notes for that month. The noteholders may convert their notes anytime prior to the maturity date at a rate equal to 60% of the average of the lowest three prices during the twenty days preceding the conversion date. However, the noteholders could not convert any portion of their notes which would result in the noteholders and their affiliates beneficially owning more than 4.99% of our issued and outstanding shares. The noteholders also agreed to limit all of their conversions to no more than the greater of $100,000 per month or the average daily dollar volume calculated during the ten business days prior to a conversion. The note conversion price was subject to adjustment for merger, consolidation, reorganization, etc. as defined by the convertible notes. Each noteholder is entitled to receive one share of our Super Preferred Stock for each dollar that was invested in the convertible notes. As a result, we issued a total of 2,662,100 shares of our Super Preferred Stock to the noteholders. As of January 17, 2007, the noteholders had converted $2,262,100 of the convertible note principal into 2,714,250 shares of our common stock. The converted shares are subject to a one year restriction from trading under Rule 144 of the Securities Act of 1933 and have piggyback registration rights. There are no penalty provisions related to the registration rights.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Notes to Condensed Financial Statements

On May 3, 2006 the Company issued 200,000 shares of common stock to an investor at $0.25 per share for $50,000.

On June 3, 2006 the Company’s Board of Directors authorized the issuance of an aggregate amount of 1,125,000 shares of common stock to various parties in compensation for consulting services. These shares are subject to Rule 144 restrictions under the Securities Act of 1933.

On July 18, 2006, in return for $1,200,000 we issued to three noteholders convertible promissory notes. The notes matured on January 18, 2007 and bore interest at 6% per annum. The noteholders had the right to convert at any time before maturity of the notes, the outstanding note balance into 4 Units in Indigo-Energy Partners, LP upon the same terms and conditions as then contemplated by the private placement offering and the Partnership Agreement, provided that Indigo Partners raised at least $1,000,000 of gross proceeds in the private placement offering to be utilized for the drilling activities of Indigo Partners. On October 26, 2006, the entire amount of $1,200,000 was converted into 4 Units of general partnership interests in Indigo Partners.

On June 23, 2006, we entered into an Advisory Service Agreement, Registration Rights Agreement and Option Agreement with HUB Energy, LLC, a Pennsylvania limited liability company (the "Advisor" or "HUB"). Under the terms of the Advisory Service Agreement, HUB agreed to provide to us, for a term of three years, exclusive advisory services in connection with our contemplated exploration and development of certain oil and gas prospects located in Pennsylvania, West Virginia, Kentucky and Illinois (collectively, the "Premises"). In consideration and as compensation for these advisory services, we agreed to issue to HUB, pursuant to the terms and conditions set forth in the Option Agreement, options to acquire the following securities:

a)
9.0 million shares of our common stock, at an exercise price of $2.00 per share exercisable upon completion and delivery of one hundred fifty wells capable of producing oil and/or gas on the Premises. The right to exercise such options would be reduced on a pro rata basis in the event that Advisor delivered fewer than one hundred fifty wells capable of producing oil and/or gas on the Premises;

b)
3.0 million shares of our common stock at an exercise price of $2.00 per share exercisable upon completion and delivery of an additional fifty wells capable of producing oil and/or gas on the Premises. The right to exercise the options would be reduced on a pro rata basis in the event that Advisor delivered fewer than fifty wells capable of producing oil and/or gas on the Premises; and

c)
3.0 million shares of our common stock at an exercise price of $2.00 per share exercisable upon completion and delivery of an additional fifty wells capable of producing oil and/or gas on the Premises. The right to exercise such options shall be reduced on a pro rata basis in the event that Advisor delivers fewer than fifty wells capable of producing oil and/or gas on the Premises.

The common stock to be issued upon the exercise of the options granted under the Option Agreement was subject to piggyback registration rights established pursuant to the Registration Rights Agreement. There are no penalty provisions related to the registration rights.

On December 28, 2006, we entered into a letter agreement amending the Hub Advisory Service Agreement, which eliminated our obligation to issue HUB options to purchase the total of 15 million shares upon HUB’s completion and delivery of a total of 250 wells as described above. Instead, under the amendment agreement, we were required during 2006 to issue HUB options to purchase 7,000,000 shares of our common stock at terms to be determined by an amendment to the Option Agreement to be executed in February 2007. These options to acquire our common stock represented 5,000,000 shares for services rendered by HUB and 2,000,000 shares relating to certain outstanding debt obligations due to HUB.

Under the Advisory Service Agreement, HUB is entitled to receive the following fees:

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Notes to Condensed Financial Statements

a)
Drilling Services Fee. The Advisor is entitled to a nonrefundable drilling services fee in the amount of $7,500 per gross well ("Drilling Services Fee"), payable upon the completion of each well. The Drilling Services Fee will be reduced pro rata in the event that the owner of the gross well holds less than a sixty-two and one half percent (62.5%) working interest in such well.

b)
Advance Fee. Prior to the execution of this agreement, the Company is required to have paid the Advisor a good faith deposit in the amount of $75,000 (the "Deposit") to pay for such services as the Advisor deemed necessary in order to commence its obligations in connection with this agreement. The Advisor and the Company agreed that the Deposit will be amortized over the course of the first 10 net wells drilled and applied against the Drilling Services Fee payable for such net wells. The Deposit was paid in June 2006.

c)
Reimbursement of Expenses. The Company is required to reimburse the Advisor for reasonable out-of-pocket expenses incurred by the Advisor in performing services including drilling and excavation activities relating to the wells.

d)
Additional Drilling Services Fee for Shallow Wells. The Advisor is entitled to increase the Drilling Services Fee per well of each oil and gas well contracted for under this agreement for conventional shallow wells in Pennsylvania, West Virginia and Kentucky by an amount of $12,500 per gross well to cover all general and administrative expenses that will be incurred by the Advisor.

e)
Overriding Royalties. The Advisor will deliver to the Company working interests in leases that will mostly result in a net revenue interest of 81.25% for a 100% working interest. Otherwise, the Company must approve its participation prior to the commencement of drilling operations under that particular lease.

Pursuant to the Advisory Service Agreement, all the oil and gas drilling activities will be completed using a Drilling and Operating Agreement (see below for the Drilling and Operating Agreements entered). The Company agreed that each operator will charge a different turnkey drilling price for wells drilled due to differences in depth, number of zones frames, etc. The Company also agreed that it will provide all operators as well as the Advisor right to participate in any wells drilled under the Drilling and Operating Agreement, provided, that in no case will the Company have less than 50% of the working interest in each well.

On December 22, 2006, we entered into a Forbearance Agreement with HUB to extend the due date for our obligation due to HUB of $123,039 consisting of $90,000 of Drilling Services Fee and $33,039 for expense reimbursements, to March 31, 2007, in exchange for which we agreed to issue 246,078 shares of our common stock to HUB.

In July 2006, as prescribed by the Advisory Service Agreement, Indigo and/or Indigo-Energy Partners, LP (collectively, the "Developers") entered into the following Drilling and Operating Agreements on the respective drilling area:

1.	Drilling and Operating Agreement between Indigo, Indigo-Energy Partners, LP ("Indigo Partners") and TAPO Energy, LLC (the "Operator"), with HUB as its Advisor ("DOA1")

2.	Drilling and Operating Agreement between Indigo Partners and Dannic Energy Corp. (the "Operator"), with HUB as its Advisor ("DOA2")

3.	Drilling and Operating Agreement between Indigo Partners and P&J Resources, Inc. (the "Operator"), with HUB as its Advisor ("DOA3")

4.	Drilling and Operating Agreement between Indigo Partners and Mid-East Oil Company (the "Operator"), with HUB as its Advisor ("DOA4")

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Notes to Condensed Financial Statements

Under DOA1, the Operator agreed to drill, complete and operate five wells in the drilling area as defined by DOA1 for a term as long as any well covered is producing oil or gas. The turnkey price per well is $350,000. In exchange for the turnkey price, the Operator will provide one well complete to the pipeline. Upon completion of each well and payment in full by the Developers, the Operator will assign to the Developers their respective interest in the wells. Under the original DOA1, Indigo was required to contribute $1,071,875 to earn a 61.25% working interest in the wells while Indigo Partners was required to contribute $459,375 to earn 26.25% working interest. The drilling and operating agreement was amended in January 2007 such that Indigo Partners became the sole Developer and obligor under the agreement, thereby becoming the 87.5% working interest owner in the wells. As of January 17, 2007, Indigo Partners owed the Operator $746,598 as unpaid balance on the turnkey drilling costs. The drilling and operating agreement was further amended such that of the outstanding balance due for the unpaid Turnkey Well Costs and any additional operating fees, $250,000 is due and payable on January 26, 2007, and the remaining balance is due March 31, 2007 (the “Final Due Date”), subject to Indigo issuing to the Operator 1,493,196 shares of its common stock. The shares of common stock will have piggyback registration rights. The Operator owned the remaining 12.5% working interest. The DOA1 also provides for an overriding royalty interest of 1/16 (6.25%) of all gross revenues from oil and gas produced from the wells drilled by the Operator. This overriding royalty interest is in addition to the customary 12.5% royalty interest due to the landowner. Commencing at the time that a drilled well begins to produce, the DOA1 also entitles the Operator to an operating fee of $300 per month for each well operated. Either the Developers or Operator may propose to have the following additional activities conducted: (1) drill a new well on the existing drilling site or wells on any drilling area; (2) rework, recomplete, deepen the wells, or (3) plug back the wells such as a dry hole. The entire cost and risk of conducting these additional activities will be borne by the Developers who elected to participate in the additional operations as defined by DOA1.

Under DOA2, the Operator agreed to drill, complete and operate five wells in the drilling area as defined by DOA2 for a term as long as any well covered is producing oil or gas. The turnkey price per well is (A) three wells at $290,970 and (B) two wells at $277,565. In exchange for the turnkey price, the Operator will provide one well complete to the pipeline. Upon completion of each well and payment in full by the Developers, the Operator will assign to the Developers its respective interest in the wells. Under the original DOA2, Indigo Partners was required to contribute $1,071,030 to earn a working interest of 75% in the wells. The agreement was subsequently amended in December 2006 such that Indigo Partners was to contribute $856,824 for a 60% working interest in the wells. The Operator owned the remaining 40% working interest. As of January 17, 2007, Indigo Partners owed the Operator $481,824 in unpaid turnkey drilling costs. Further, the amendment provides that the balance due for the unpaid turnkey drilling costs and any additional operating fees is due and payable on March 31, 2007 (the “Curing Period”). In the event the balance due is not paid by the Curing Period, the Operator has the right to require Indigo to issue to the Operator two shares of its common stock for each dollar outstanding on or before the Curing Period. The shares of common stock will have piggyback registration rights. The DOA2 also provides for an overriding royalty interest of 1/16 (6.25%) of all gross revenues from oil and gas produced from the wells drilled by the Operator. This overriding royalty interest is in addition to the customary 12.5% royalty interest due to the landowner. Commencing at the time that a drilled well begins to produce, the DOA2 also entitles the Operator to an operating fee of $300 per month for each well operated. Either the Developers or Operator may propose to have the following additional activities conducted: (1) drill a new well on the existing drilling site or wells on any drilling area; (2) rework, recomplete, deepen the wells, or (3) plug back the wells such as a dry hole. The entire cost and risk of conducting these additional activities will be borne by the Developers who elected to participate in the additional operations as defined by DOA2.

Under DOA3, the Operator agreed to drill, complete and operate five wells in the drilling area as defined by DOA3 for a term as long as any well covered is producing oil or gas. The turnkey price per well is $258,000. In exchange for the turnkey price, the Operator will provide one well complete to the pipeline. Upon completion of each well and payment in full by the Developers, the Operator will assign to the Developers its respective interest in the wells. Under the original DOA3, Indigo Partners was required to contribute $967,500 to earn a working interest of 75% in the wells. The Operator owned the remaining 25% working interest. The drilling and operating agreement was amendment in December 2006, such that the balance due for the unpaid turnkey drilling costs and operating fees is due and payable on March 31, 2007 (the “Curing Period”). In the event the balance due is not paid by the Curing Period, the Operator has the right to require Indigo to issue to the Operator two shares of its common stock for each dollar outstanding on or before the Curing Period. The shares of common stock will have piggyback registration rights. On January 2, 2007, Indigo Partners and P & J Resources, Inc. (“P & J”) entered into a Forbearance Agreement to extend the due date for the then outstanding balance of $107,500 due to P & J to March 31, 2007, in consideration for which Indigo agreed to issue 215,000 shares of its common stock to P & J. The DOA3 also provides for an overriding royalty interest of 1/16 (6.25%) of all gross revenues from oil and gas produced from the wells drilled by the Operator. This overriding royalty interest is in addition to the customary 12.5% royalty interest due to the landowner. Commencing at the time that a drilled well begins to produce, the DOA3 also entitles the Operator to an operating fee of $350 per month for each well operated. Either the Developers or Operator may propose to have the following additional activities conducted: (1) drill a new well on the existing drilling site or wells on any drilling area; (2) rework, recomplete, deepen the wells, or (3) plug back the wells such as a dry hole. The entire cost and risk of conducting these additional activities will be borne by the Developers who elected to participate in the additional operations as defined by DOA3.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Notes to Condensed Financial Statements

Under DOA4, the Operator agreed to drill, complete and operate ten wells in the drilling area as defined by DOA4 for a term as long as any well covered is producing oil or gas. The turnkey price per well is (A) three wells at $290,970; (B) four wells at $332,985, and (C) three wells at $353,804. In exchange for the turnkey price, the Operator will provide one well complete to the pipeline. Upon completion of each well and payment in full by the Developers, the Operator will assign to the Developers its respective interest in the wells. Under the original DOA4, Indigo Partners was required to contribute $2,449,694 to earn a working interest of 75% in the wells. The Operator owned the remaining 25% working interest. As of January 17, 2007, Indigo Partners owed the Operator $1,062,644. The drilling and operating agreement was amended in December 2006, such that the balance due for the unpaid turnkey drilling price and operating fees is due and payable on March 31, 2007 (the “Curing Period”). In the event the payment is not made by the Curing Period, the Operator may require the Company to issue to the Operator two shares of its common stock for each dollar outstanding on or before the Curing Period. The shares of common stock will have piggyback registration rights. The DOA4 also provides for an overriding royalty interest of 1/16 (6.25%) of all gross revenues from oil and gas produced from the wells drilled by the Operator. This overriding royalty interest is in addition to the customary 12.5% royalty interest due to the landowner. Commencing at the time that a drilled well begins to produce, the DOA4 also entitles the Operator to an operating fee of $300 per month for each well operated. Either the Developers or Operator may propose to have the following additional activities conducted: (1) drill a new well on the existing drilling site or wells on any drilling area; (2) rework, recomplete, deepen the wells, or (3) plug back the wells such as a dry hole. The entire cost and risk of conducting these additional activities will be borne by the Developers who elected to participate in the additional operations as defined by DOA4.

Under the four drilling and operating programs as described above, eleven wells were completed in 2006 and ten wells have been completed in 2007. Following table lists the period and quantity of the completed wells:

Wells Completed
Period	Quantity

September 2006	3
October 2006	4
December 2006	3
January 2007	10

On July 22, 2006, we entered into a Joint Venture and Operating Agreement with P & J Resources, Inc. and HUB to construct a natural gas pipeline located in Butler District, Wayne County, West Virginia for a term as long as the pipeline is being used and operated. The agreement was subsequently terminated due to Indigo’s failure to pay its share of obligations to construct the pipeline.

On July 24, 2006, we entered into a Joint Venture Agreement with Epicenter Oil & Gas, LLC, a Florida limited liability company ("Epicenter") (Epicenter and the Company will be referred to collectively as the "Parties"), HUB, and Golden Eagle Resources, Inc., a Colorado corporation ("Golden Eagle"), to lease approximately 16,000 gross oil and gas acres for the purpose of exploring and developing oil and natural gas from oil and gas horizons through the base of the Devonian geologic formation in Johnson County, Illinois (the "Joint Venture"). The Parties may jointly or severally acquire the leasehold acreage during the term of the joint venture and agree to establish an Area of Mutual Interest ("AMI") encompassing Johnson County, Illinois (the "Contract Area"). The AMI will remain in effect for a period of three years unless sooner terminated or extended by mutual written consent of us and Epicenter. Epicenter and us each owns a 50% working interest in leases within the AMI. Under the Joint Venture, in consideration for a 50% interest in the assets of the Joint Venture, which are 100% of the oil and gas leasehold acres, we agreed to pay to Epicenter $335,703, of which $110,703 was due as of January 17, 2007, which also served as consideration for expenses incurred by Epicenter, its third party vendors and others in researching title options and bidding for and purchasing leases in the Contract Area. We also agreed to be responsible for 100% of all costs incurred in the leasehold acquisition phase of the Joint Venture for a period of three years from July 24, 2006. As of January 17, 2007, we owed Epicenter $213,002 for costs incurred in the acquisition of additional leases by Epicenter. During the term of the Joint Venture, and for a period of 24 months following it, the Company and Epicenter have the right to elect to acquire its proportionate share of any acquisition of oil and gas leases within the AMI made by the other. In all leases within the AMI, Epicenter and us jointly own a net revenue interest of 81.25% with 1.3125% assigned to HUB and Golden Eagle each as overriding royalty interest in compensation for their consulting services. An additional overriding royalty interest of 3.625% was assigned to other parties for their services in researching and identifying the Contract Area.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Notes to Condensed Financial Statements

Our joint venture agreement with Epicenter was amended on January 6, 2007 providing that we will pay our obligation by March 31, 2007, and also issue Epicenter two shares of our common stock for each dollar currently outstanding by January 23, 2007. The shares of common stock will have piggyback registration rights.

On September 13, 2006 the Company entered into an employment agreement with an individual to serve as our field coordinator for drilling operations. The employment agreement was effective on August 21, 2006 with a term of three months and automatically renewable subsequently unless terminated by either party. The individual was provided an annual salary of $100,000 plus reimbursement of related expenses. On January 15, 2007, the employment agreement was terminated and the Company agreed to pay the individual salary through April 15, 2007.

On October 18, 2006, we engaged Point Capital Partners, LLC (“Point Capital”) to provide due diligence and financial advisory services for us. The agreement was on a month-to-month basis for a period of three months. Under the engagement agreement, we are required to pay Point Capital an initial fee of $10,000, additional fee of $10,000 thirty days after the engagement date and another $10,000 sixty days after the engagement date. As of January 17, 2007, we owed $20,000 to Point Capital.

On October 18, 2006, we entered into a letter of intent with JD Carty Resources, LLC (“JD Carty”) whereby we agreed to provide JD Carty with the necessary capital to lease, drill and operate on approximately 80,000 acres of oil and gas properties located in Magoffin county of Kentucky in exchange for a 50% working interest in wells drilled on these properties.

On November 28, 2006 we entered into a Field Gas Purchase Agreement with Equitable Gas Company (“Equitable”) to sell natural gas from our wells to Equitable at rates as provided in the agreement. The term of the agreement is one year and will continue on a month-to-month basis thereafter. We are responsible for all costs associated with monitoring, ensuring and maintaining the quality of gas and production facilities.

In October 2006, a subcontractor of Mid-East Oil Company (“Mid-East”), our operator under DOA4, filed Mechanic’s Lien against both Mid-East and us on certain oil and gas properties drilled by the subcontractor for claims aggregating $390,253, due to the failure of us to pay our obligations for the drilling costs. The Company has engaged counsel to resolve these lien claims, which are still pending as of January 2007. However, we expect to pay off our obligations to the subcontractor in the near future.

In December 2006, the Company was cited for certain violations by the West Virginia Department of Environmental Protection (“DEP”), pertaining to the drilling area around their wells. The violations generally consist of: the Company’s failure to seed and mulch the ground in the well area; the failure to properly mark the wells with signage; and leaving certain piping on the ground. In February 2007, the Company engaged a contractor to cure these violations and obtain abatements from the DEP. The estimated remediation costs were about $50,000, of which $25,000 was paid by the Company in February 2007. The remaining $25,000 is expected to be paid in April 2007 upon completion of the work by the contractor. At that time, it is expected that the DEP will abate all violations. The DEP has allowed the Company to continue its drilling and production during this curative process.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Form 10-QSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts, included in this Form 10-QSB that address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, and other factors, many of which are beyond our control. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and we cannot assure you that the actual results or developments anticipated by us will be realized or, even if realized, that they will have the expected consequences to or effects on us, our business or operations. We have no intention, and disclaim any obligation, to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise. Unless otherwise indicated or the context otherwise requires, all references to “Indigo”," the" Company," "we," "us" or "our" and similar terms refer to Indigo-Energy, Inc.

General

We are an independent Nevada energy company, currently engaged in the exploration of natural gas and oil. Our strategy is to profitably grow reserves and production, primarily through acquiring oil and gas leasehold interests and participating in or actively conducting drilling operations in order to exploit those interests.  The Company was formed in 1981 as Fuller-Banks Energy, Inc., changed its name to Royal Equity Exchange Inc. in 1987, and subsequently to Procare America, Inc. in 1999. In 2001 the Company ceased all operations and became a public shell company. On December 15, 2005, the Company issued 49,100,000 shares of common stock in exchange for 100% of the outstanding shares of Indigo Land & Development, Inc. (“ILD”), which was treated as a recapitalization of ILD. On January 12, 2006, the Company changed its name to Indigo-Energy, Inc.

We own mineral rights (excluding coal) in Greene County, Pennsylvania and Monongalia County, West Virginia as follows: 100% interest in 430 acres; one-third interest in 13 acres, one-sixth interest in 68 acres, and various percentages in an additional 56 acres (collectively the “Indigo Property”). We do not own the surface land in these areas. These natural resources are available via subsurface drilling and recovery techniques. To quantify the potential for recoverable reserves of natural gas, oil and coal bed methane, we commissioned four independent geological and engineering studies of the Indigo Property.

As an exploratory stage company, we have incurred losses since our inception. Our current liabilities exceed our current assets and we will need additional capital to fund operations. There are no assurances that we will receive funding to implement our business plan and our independent registered accountant indicated in its opinion on our 2005 annual financial statements that there was substantial doubt about our ability to continue as a going concern.

Plan of Operation

In September 2005, we entered into a Services Agreement with Falcon Holdings, LLC (“Falcon”) for turnkey drilling operations (the “Falcon Agreement”). Falcon has performed work for the Company in preparation for permits, right of ways, and delivery of gas into line. Falcon has also engaged Smith Survey and Permit Company to apply for the drilling permit in West Virginia, for a meter tap into Equitran, LP’s (“Eqitran”) natural gas gathering pipeline system. We anticipated being able to transmit up to 20 MCF on a daily basis and eventually entering into a natural gas purchase agreement with Equitran.

There is an approximate thirty (30) day interval between permit issuance and delivery of the first drilling rig on a selected site. Once a well has been drilled, which normally takes 5-7 days at 24 hours per day of drilling, the operator sets up the wire reading of the drilled hole. Once the wire has been completed, the pipe is installed, cemented and fracked for production, with drilling expected to commence during the second quarter of 2006 and production in the fourth quarter of 2006 (See Note 10 “Commitments and Contingencies--Other” to the Financial Statements for an update as of the date of this report).

We anticipate that the $360,000 per well will be sufficient to cover all costs relating to acquiring oil and gas leases, obtaining drilling permits, and drilling and completing the well and delivery of the natural gas to the pipeline. However, we also anticipate the need to raise significant funds relating to operating costs once production commences. Any fundraising conducted by the Company will most likely result in the issuance of additional shares of common stock which will dilute the ownership interests of the Company's current shareholders.

During the next 12 months we neither expect to purchase any plant or significant equipment, nor anticipate any significant changes in the number of employees (See Note 12 “Subsequent Events Not Disclosed Elsewhere” to the Financial Statements on activities that effect our liquidity as of the date of this report).

Outlook

We will continue our business objectives of investigating ways of building high growth, efficiency, and cost-effective methods of developing energy resources through the drilling of natural gas wells. We look to accomplish this through:

•  engaging in a program of high potential exploration projects within proven petroleum regions, while mitigating risk through joint ventures and partnerships drilling programs;

•  engaging drillers and operators that utilize the most cost effective development and completion techniques;

•  evaluating well asset bases to weigh potential rewards against development risk; and

•  selling or trading assets when deemed appropriate.

Results of Operations

Comparison of Three Months Ended March 31, 2006 and March 31, 2005

We incurred a net loss for the three months ended March 31, 2006 of $15,912,107, attributable to issuing a substantial number of shares of our common stock to various parties as compensation for their consulting services. For the three-months ended March 31, 2005, we were a dormant company with no activities. As such, we do not believe that our operating activities for the three-months ended March 31, 2006 are comparable to those for the three-months ended March 31, 2005.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2006 consisted primarily of share based consulting. During the three months ended March 31, 2006, we issued 35,633,000 shares of our common stock to various parties as compensation for consulting services, of which 33,305,000 shares were valued at $0.45 per share for $14,987,250 and 2,328,000 shares were valued at $.025 per share for $582,000. This resulted in share-based compensation expense of $15,569,250, of which $5,580,000 was incurred with related parties. The services consisted of professional fees from attorneys and accountants, technical services from oil and gas engineers and personal services from our officers and directors. General and administrative expenses for the three months ended March 31, 2006 also include non share-based consulting fees, accounting, legal and other professional fees in the total amount of $154,909.

Interest Expense

Interest expense for the three-month period ended March 31, 2006 consisted primarily of the amortization of the full discount on the convertible loan of $175,0000 received on February 3, 2006, which amounted to $175,000; plus interest that accrued on the loan at a rate of 10% per annum, amounted to $2,585.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of our common stock and the use of short-term convertible debt. As of March 31, 2006, we had a cash balance of $286,118.

For the three months ended March 31, 2006:

Net cash used in operating activities was $169,172. The funds were primarily used to pay general and administrative expenses.

Net cash used in investing activities was $289,000, which was used to fund oil and gas drilling costs on our properties.

Net cash provided by financing activities was $494,975, representing net proceeds from our private sales of common stock in the amount of $319,975 and proceeds from our convertible loan of $175,000.

At March 31, 2006, we had a working capital deficit of $1,737,846 compared to a working capital deficit of $2,660,964 at December 31, 2005. The decrease in working capital deficit in the amount of $923,118 was due primarily to an issuance of our common stock valued at $1,000,000 to satisfy a portion of our liability accrued as well as a repayment of our obligations to our former shareholders in the amount of $50,000 in the three-month period ended March 31, 2006.

We require additional funds to meet our capital needs for the anticipated drilling, development, and production activities on the Indigo Property over the next twelve months. In addition, in the event we locate additional prospects for acquisition, experience cost overruns at our current prospects or fail to generate projected revenues, we will also need additional funds during the next twelve months. Based on our current available cash resources, we will not have sufficient funds to continue to meet such capital calls, pay our debts and other liabilities, and operate at our current levels for the next twelve months. Accordingly, we will be required to raise additional funds through sales of our securities or otherwise. If we are unable to obtain additional funds on terms favorable to us, if at all, we may be required to delay, scale back or eliminate some or all of our exploration and well development programs and may be required to relinquish our interest in one or more of our projects.

Critical Accounting Policies

Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

Our most critical accounting policy is as follows:

We account for oil and gas properties and interests under the full cost method. Under the full cost method, all acquisition, exploration and development costs incurred for the purpose of finding oil and gas are capitalized and accumulated in pools on a country—by—country basis. We only are concentrating our exploration activities in the United States and therefore we will utilize a single cost center.

Capitalized costs will include the cost of drilling and equipping productive wells, including the estimated costs of dismantling and abandoning these assets, dry hole costs, lease acquisition costs, seismic and other geological and geophysical costs, delay rentals and costs related to such activities. Employee costs associated with production and other operating activities and general corporate activities are expensed in the period incurred.

The costs of investments in unproved properties and portions of costs associated with major development projects are excluded from the depreciation, depletion and amortization (“DD&A”) calculation until the project is evaluated.

Unproved property costs include leasehold costs, seismic costs and other costs incurred during the exploration phase. Unproved properties are evaluated periodically, but not less than annually, for impairment. If a reduction in value has occurred, these property costs are considered impaired and are transferred to the full cost pool.

Off Balance Sheet Reports

The Company had no off balance sheet transactions during the quarter covered by this report.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. This was the result of communication from the Securities and Exchange Commission whereby management identified several filings which needed to be restated and re-filed which the Company did. We have identified the following material weaknesses of our internal controls:

▪
Reliance upon independent financial reporting consultants not familiar with US generally accepted accounting principles or SEC rules and regulations for review of critical accounting areas and disclosures and material non-standard transactions.

▪	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

▪	Lack of formal policy for review and booking of stock issuances.

▪	Lack of expertise in US generally accepted accounting principles.

▪	Lack of expertise in US Securities and Exchange commissions rules and regulations.

▪	Lack of formal process and timeline for closing the books and records att he end of each reporting period

▪	Lack of formal policy for review and booking of contracts.

Commencing at end of 2006 and through February 2007 the Company took the following actions to start addressing the weaknesses noted above and catch up with its 2006 interim filings:

•
The Company has engaged a certified public accounting firm to assist management in recording period end accounting entries and adjustments and preparation of the internal financial statements for submission to the independent auditors to perform their services.

•	As previously announced in an 8K filing, the Company has retained a new independent registered audit firm to perform SAS 100 reviews of its quarterly filings and audit its annual financial statements.
•	The Company has retained new securities legal counsel to a firm with knowledge of and background in SEC compliance and public security filings.
•	The Company has for the first time established an office, consolidated its record keeping, and engaged professional, competent officers of the corporation.
•
The Company has developed certain internal controls including a two party check-and-balance system of approval and requirements for disbursements, utilization of a payroll service system, consolidation of bank accounts from four to one, and booking of stock related transactions under GAAP accepted guidelines.

(b) Changes in internal controls.

There were no changes in our internal control over financial reporting that occurred during this quarterly period.

PART II

ITEM 1. LEGAL PROCEEDINGS.

None reportable during this interim period (See Note 12 “Subsequent Events Not Disclosed Elsewhere” to the Financial Statements for an update).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 3, 2006 we issued a $175,000 note to a private investor, convertible into 700,000 shares of our common stock. As of March 31, 2006, 175,000 shares were issuable to the lender. During the first quarter of 2006, we issued 4,322,000 shares of our common stock at $.025 per share for cash proceeds of $1,080,500. The securities were issued to accredited investors in a private placement transaction exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to section 4(2) thereof without payment of underwriting discounts or commission to any person.

In connection with services rendered by various parties relating to provide oil and gas drilling, professional, technical and personal services, we issued a total of 74,605,000 shares of common stock during the first quarter of 2006. Out of the 74,605,000 shares of common stock issued, 53,700,000 shares were issued to various related parties as follows: 1) we issued 12,000,000 shares to ML McVey in compensation for consulting services provided by ML McVey pursuant to a consulting agreement we entered into with ML McVey in March 2006. ML McVey became a shareholder of us with over 5% stock ownership interest upon receiving these shares; 2) we issued 18,000,000 shares to Dave Larson and his affiliate in compensation for consulting services Mr. Larson provided pursuant to a consulting agreement we entered into with Mr. Larson in February 2006. Mr. Larson became our President in February 2006. He is also a member of our Board of Directors; 3) we issued a total of 23,000,000 shares to three entities (8,000,000 shares issued to Consumer Value Network, Inc. (“Consumer Value”); 8,000,000 shares to Impact Consulting, Inc. (“Impact”), and 7,000,000 shares to Stone Creek Equity, LLC (“Stone Creek”) all under the common control of Richard Haggert in compensation for consulting services provided by those entities pursuant to the consulting agreements we entered with them in February 2006. Upon the receipt of these shares, Mr. Haggert and his affiliates became a shareholder of us with more than 5% stock ownership interest, and 4) we issued 700,000 shares to Stanley Teeple, Inc. (“STI”), an entity owned by Stan Teeple, in compensation for consulting services Mr. Teeple provided to us. Mr. Teeple became our Secretary and Treasurer and Board Director since July 2006.

On December 28, 2006 we entered into a Termination Agreement with Consumer Value, Impact and Stone Creek to terminate consulting agreements since it was subsequently determined that there was a material breach relating to performance of the agreed upon services. A total of 22,600,000 shares of stock was returned to the Company and 5,000,000 shares of our Series A Super Convertible Preferred Stock (“Super Preferred Stock”) was returned that was issued in April 2006.

On December 28, 2006 we entered into a Termination Agreement with STI to terminate consulting agreements since it was subsequently determined that there was a material breach relating to performance of the stock for services agreement. A total of 700,000 shares of common stock was returned to the Company.

On December 30, 2006 we entered into a Termination Agreement with Dave Larson to terminate the consulting agreement since it was subsequently determined that there was a material breach relating to performance of the stock for services agreement. A total of 18,000,000 shares of common stock was returned to the Company and 5,000,000 shares of Super Preferred Stock was returned that was issued in April 2006.

On January 13, 2006, the Company issued a total of 3,000,000 shares of common stock to its former officers and directors and 1,000,000 shares to a consultant for services rendered in 2005.

On January 13, 2006, the Company issued a total of 1,200,000 shares of common stock to two consultants for services rendered in 2005.

In March 2006, the Company sold 900,000 shares of common stock to an investor at $0.055 per share for $50,000.

On March 3, 2006, the Company issued a total of 1,128,000 shares to various parties in compensation for consulting services.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Identification of Exhibit

2.1	Exchange Agreement dated December 15, 2005 (1)

2.2	Amended Exchange Agreement dated December 15, 2005 (1)

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment dated November 8, 1982 (1)

3.3	Certificate of Amendment to Articles of Incorporation dated May 29, 1987 (1)

3.4	Articles of Amendment dated December 4, 1987 (1)

3.5	Certificate of Amendment dated February 25, 1999 (1)

3.6	Certificate of Amendment dated January 11, 2006 (1)

3.7	By-Laws dated January 25, 2006 (1)

4.1	Form of Specimen of Common Stock (1)

10.1	Falcon Service and Drill Agreement (1)

14.1	Code of Ethics dated January 25, 2006 (1)

16.1	Letter from Stirtz Bernards Boyden Surdel & Larter, P.A. dated January 27, 2006 (1)

31.1	Sarbanes Oxley Section 302 Certification

31.2	Sarbanes Oxley Section 302 Certification

32.1	Sarbanes Oxley Section 906 Certification

32.2	Sarbanes Oxley Section 906 Certification

(1) Incorporated by reference, and as same exhibit number, from the Company's Current Report on Form 8-K filed February 2, 2006.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

INDIGO-ENERGY, INC.

By:	/s/ David J. Larson
David J. Larson President and Chief Executive Officer

Date: February 26, 2007