Form 10QSB
period 2006-06-30
Indigo-Energy, Inc.
filed 2007-03-23
CIK 356870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

Commission File Number 2-75313

INDIGO-ENERGY, INC.
(Formerly PROCARE AMERICA, INC.)

(Exact name of registrant as specified in its charter)

NEVADA (State of or other jurisdiction of incorporation or organization)	84-0871427 (IRS Employer I.D. No.)
701 N. Green Valley Pkwy., Suite 200
Henderson, Nevada 89074

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 21, 2007 the Company had 130,593,661 shares of Common Stock issued and outstanding.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements
	Condensed Balance Sheets — (Unaudited)	1
	Condensed Statements of Operations — (Unaudited)	2
	Condensed Statements of Cash Flows — (Unaudited)	3
	Notes to Condensed Financial Statements	4

Item 2.	Management’s Discussion and Analysis or Plan of Operation	22
Item 3.	Controls and Procedures	27

PART II
OTHER INFORMATION

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 6.	Exhibits	30
Signatures		31

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Condensed Balance Sheets

ASSETS
	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$447,825	$249,315
Due from related party	4,000	-
Prepaid expenses and deposit	145,530	-
Prepaid expenses - related party	51,690	-

Total current assets	649,045	249,315

Unproved oil and gas properties	975,976	-
Net deferred loan costs	160,218	-

	$1,785,239	$249,315

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$547,818	$475,279
Accounts payable and accrued expenses - related party	17,525	-
Refundable stock subscription	-	10,000
Liabilities to be settled in common stock	168,750	1,025,000
Liabilities to be settled in common stock - related party	-	750,000
Convertible loan	175,000	-
Due to related parties	520,000	650,000

Total current liabilities	1,429,093	2,910,279

Convertible notes, net	66,104	-

Total liabilities	1,495,197	2,910,279

Commitments and contingencies

Stockholders’ equity (deficit)
Series A convertible super preferred stock; $0.001 par value;
25,000,000 shares authorized; 1,692,100 shares issuable at
June 30, 2006; 0 issued and outstanding at December 31, 2005	1,692	-
Liquidation preference: See Note 9
Common stock; $.001 par value; 500,000,000 shares authorized;
145,973,127 and 46,868,127 shares issued and outstanding at
June 30, 2006 and December 31, 2005, respectively; 20,000
and 52,722,000 shares issuable at June 30, 2006 and December
31, 2005, respectively	145,993	99,590
Additional paid-in capital	22,709,459	902,629
Deficit accumulated in the exploration stage since Quasi-
reorganization December 31, 2002	(22,567,102)	(3,663,183)

Total stockholders’ equity ( deficit)	290,042	(2,660,964)

	$1,785,239	$249,315

See notes to these condensed financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Condensed Statements of Operations
(Unaudited)

					Since Quasi-
	Three Months Ended		Six Months Ended		Reorganization
	June 30,		June 30,		(1/1/03) to
	2006	2005	2006	2005	June 30, 2006

Operating expenses
Impaired seismic, exploration and
development expenditures	$-	$-	$-	$-	$162,280
General and administrative - related party	1,580,000	-	7,226,500	-	7,976,500
General and administrative	1,314,590	-	11,402,807	-	12,582,462

Total operating expenses	2,894,590	-	18,629,307	-	20,721,242

Loss from operations	(2,894,590)	-	(18,629,307)	-	(20,721,242)

Interest expense, net	56,008	-	233,398	-	233,398

Net loss	(2,950,598)	-	(18,862,705)	-	(20,954,640)
Preferred dividend on Series A convertible
super preferred stock	(41,214)	-	(41,214)	-	(41,214)

Net loss to common shareholders	$(2,991,812)	$-	$(18,903,919)	$-	$(20,995,854)

Basic and diluted loss per common share	$(0.02)	-	$(0.14)	$-	$(0.15)

Basic and diluted weighted average
common shares outstanding	144,257,257	147,300,000	130,483,552	147,300,000	144,235,946

See notes to these condensed financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Condensed Statements of Cash Flows
(Unaudited)

			Since Quasi-
	Six Months Ended		Reorganization
	June 30,		(1/1/03) to
	2006	2005	June 30, 2006

Cash flows from operating activities
Net loss	$(18,862,705)	$-	$(20,954,640)
Adjustments to reconcile net loss to net cash used in
operating activities
Share-based compensation for consulting services	10,881,750	-	11,906,750
Share-based compensation for consulting services -
related party	7,050,000	-	7,800,000
Amortization of deferred loan costs	8,992	-	8,992
Amortization of discount on convertible debts	226,678	-	226,678
Changes in assets and liabilities
Advances to related party	(4,000)	-	(4,000)
Prepaid expenses	(145,530)	-	(145,530)
Prepaid expenses - related party	(51,690)	-	(51,690)
Accounts payable and accrued expenses	72,539	-	82,539
Accounts payable and accrued expenses - related party	5,525	-	5,525
Liabilities to be settled in common stock	168,750	-	168,750

Net cash used in operating activities	(649,691)	-	(956,626)

Cash flows from investing activities
Tangible and intangible drilling costs for unproved
properties	(1,131,664)	-	(1,131,664)

Net cash used in investing activities	(1,131,664)	-	(1,131,664)

Cash flows from financing activities
Proceeds from issuance of convertible debt	1,867,100	-	1,867,100
Loan costs	(169,210)		(169,210)
Refund of common stock subscription	(10,000)	-	(10,000)
Proceeds from issuance of common stock	429,975	-	1,336,225
Repurchase of common stock - related party	(8,000)		(8,000)
Repayment to acquire treasury stock - related party	(130,000)	-	(480,000)

Net cash provided by financing activities	1,979,865	-	2,536,115

Net increase in cash and cash equivalents	198,510	-	447,825

Cash and cash equivalents, beginning of period	249,315	-	-

Cash and cash equivalents, end of period	$447,825	$-	$447,825

See notes to these condensed financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
 Notes to Condensed Financial Statements

Note 1 - Basis of Presentation

The unaudited condensed financial statements included herein have been prepared by Indigo-Energy, Inc. (the "Company", “Indigo”, or “we”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature except the recording of the beneficial conversion features on the convertible notes as well as on the series A convertible super preferred stock (see Note 5). Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 2005 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2006.

For comparability purposes, certain figures for the prior periods have been reclassified where appropriate to conform to the financial statement presentation used in the current reporting period. These reclassifications had no effect on reported net loss.

Selected Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and funds held in escrow account. The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. As of June 30, 2006, the Company had $107,100 of cash held in an escrow account.

Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management reviews its estimates, including those related to the determination of proved reserves, estimates of future dismantlement costs, income taxes and litigation. Actual results could differ from these estimates.

Revenue Recognition:

We have no revenue and therefore have no revenue recognition policy at this time.

Oil And Gas Properties:

We account for oil and gas properties and interests under the full cost method. Under the full cost method, all acquisition, exploration and development costs incurred for the purpose of finding oil and gas are capitalized and accumulated in pools on a country-by-country basis. We only are concentrating our exploration activities in the United States and therefore we utilize a single cost center.

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

Unproved property costs include the costs associated with unevaluated properties and are not included in the full cost amortization base (where proved reserves exist) until the project is evaluated. These costs include unproved leasehold acreage, seismic data, wells in progress and wells pending determination, together with interest costs capitalized for these projects. Significant unproved properties are assessed periodically, but not less than annually, for possible impairment or reduction in value. If a reduction in value has occurred, these property costs are considered impaired and are transferred to the related full cost pool. Geological and geophysical costs included in unproved properties are transferred to the full cost amortization base along with the associated leasehold costs on a specific project basis. Costs associated with wells in progress and wells pending determination are transferred to the amortization base once a determination is made whether or not proved reserves can be assigned to the property. Costs of dry holes are transferred to the amortization base immediately upon determination that the well is unsuccessful. Unproved properties whose acquisition costs are not individually significant are aggregated and the portion of such costs estimated to be ultimately nonproductive, based on experience, are amortized to the full cost pool over an average holding period.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
 Notes to Condensed Financial Statements

In situations where the existence of proved reserves has not yet been determined, unevaluated property costs remain capitalized in unproved property cost centers until proved reserves have been established, exploration activities cease or impairment and reduction in value occurs. If exploration activities result in the establishment of a proved reserve base, amounts in the unproved property cost center are reclassified as proved properties and become subject to amortization and the application of the ceiling test. When it is determined that the value of unproved property costs have been permanently diminished (in part or in whole) based on the impairment evaluation and future exploration plans, the unproved property cost centers related to the area of interest are impaired, and accumulated costs charged against earnings.

Capitalization of Interest

We capitalize interest, including amortization of debt discounts, on expenditures for significant exploration projects while activities are in progress to bring the assets to their intended use. As costs are transferred to the full cost pool, the associated capitalized interest is also transferred to the full cost pool.

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

On December 15, 2005, pursuant to a stock exchange agreement between the Company and the shareholders of Indigo Land and Development, Inc. (“ILD”), we purchased all of the outstanding shares of ILD through the issuance of 49,100,000 shares of our common stock directly to the ILD shareholders. The Company was the legal acquirer in the transaction. ILD was the accounting acquirer since its stockholders acquired a majority interest in the Company. The transaction was treated for accounting purposes as a recapitalization by the accounting acquirer (ILD). The operations and financial statements of the Company are those of ILD. Upon completion of the recapitalization, the Company changed its name to Indigo-Energy, Inc.

Accordingly, the financial statements for the period prior to December 15, 2005 are those of the accounting acquirer (ILD).  All historical share and per share data presented in the financial statements for transactions consummated prior to December 15, 2005 have been restated to reflect the share exchange ratio of 29,460:1.

Note 3 - Going Concern

The Company is in the exploration stage and has incurred losses since its inception. Also, its current liabilities exceed its current assets and it will need additional cash to fund operations and current capital commitments. There are no assurances the Company will receive funding necessary to implement its business plan. This raises substantial doubt about the ability of the Company to continue as a going concern.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
 Notes to Condensed Financial Statements

The Company believes that cash on hand and the proceeds that it plans to raise from private offerings of securities and debt will be sufficient to fund its operations through June 2007. The Company will need to raise additional funds in the event it locates additional prospects for acquisition, experiences cost overruns at its current prospects, or fails to generate projected revenues.

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

Note 4 - Oil and Gas Properties

During the first six months of 2006, the Company incurred $1,131,564 of unproved oil and gas costs. These costs were mostly incurred in the drilling of the initial three wells of Indigo, which the Company had originally contracted Falcon Holdings, LLC (“Falcon”) to operate. Falcon was subsequently terminated by the Company in May 2006 and replaced by other operators. (Also see Note 10). On February 3, 2006, as a result of the assignment of 12.5% of gross revenue interest in one of the three initial wells to a creditor, the Company recorded a reduction in its oil and gas properties by $170,014 (see Note 5). As of June 30, 2006, unproved property costs also included $14,426 of capitalized interest (see Note 5).

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

Note 5 - Convertible Debts

Convertible Loan

On February 3, 2006, the Company entered into an agreement to borrow $175,000 from a private investor in consideration for which the Company (1) allowed the lender to convert the principal balance of the loan into 700,000 shares of its common stock at any time before the due date of the loan; (2) agreed to issue 175,000 shares of its common stock to the lender; and (3) granted a 12.5% gross revenue interest in a well that was to be drilled with the proceeds of the borrowing. The loan bore interest at 10% per annum and had no maturity date. During the second quarter of 2006, the Company issued 175,000 shares of common stock to the lender. In December 2006, the Company issued 700,000 shares of common stock to the lender upon conversion of the loan.

Since the combined value of the 175,000 shares, based on the trading price of the Company’s stock at the date of the agreement, and the fair value of the 12.5% gross revenue interest in the well was assessed by management to be in excess of $175,000, the loan was fully discounted. The discount was allocated on a relative fair value basis to the 175,000 shares of stock in the amount of $4,886 and to the oil and gas properties in the amount of $170,014. The discount was fully expensed during the first quarter of 2006. In addition, the Company incurred $7,048 of interest expense on the loan during the six-month period ending June 30, 2006, which was included in accrued expenses at June 30, 2006.

In March 2007, the Company issued 28,768 shares of common stock to the lender as payment for interest accrued on the convertible loan in the amount of $14,384, which was incurred from the loan origination date through August 31, 2006 when the loan was converted into the Company’s common stock.

Convertible Notes

In return for $2,662,100 received in April 2006 and continuing through October 2006, we issued convertible notes, (“Convertible Notes”) of which $1,692,100 was issued as of June 30, 2006. As of June 30, 2006, the Company has received total cash proceeds of $1,585,000 from the note issuances while the remaining balance of $107,100 was held in an escrow account, which was disbursed to the Company subsequently. The notes had maturity dates three years from the date of issuance and bore interest at 8% per annum. Interest was due and payable only if the trading price of our stock fell below $0.15625 in a given month, whereby we would then be responsible for paying interest on the outstanding balance of the notes for that month. As of June 30, 2006, no interest expense has been incurred by the Company on these convertible notes. The noteholders could convert their notes anytime prior to the maturity date at a rate equal to 60% of the average of the lowest three trading prices during the twenty trading days preceding the conversion date. However, the noteholders could not convert any portion of their notes which would result in the noteholders and their affiliates beneficially owning more than 4.99% of our issued and outstanding shares. The noteholders also agreed to limit all of their conversions to no more than the greater of $100,000 per month or the average daily dollar volume calculated during the ten business days prior to a conversion. The note conversion price was subject to adjustment for merger, consolidation, reorganization, etc. as defined by the Convertible Notes. Each noteholder is entitled to receive one share of our Series A convertible super preferred stock (“Super Preferred Stock”) for each dollar that was invested in the Convertible Notes. As a result, we agreed to issue a total of 1,692,100 shares of our Super Preferred Stock to the noteholders, which were issuable as of June 30, 2006.  Each share of the Super Preferred Stock is convertible into two shares of our common stock at the one-year anniversary of the date of issuance. As of March 3, 2007, the noteholders had converted $2,262,100 of principal into 2,714,250 shares of our common stock. No notes had been converted as of June 30, 2006. The converted shares are subject to a one-year restriction from trading under Rule 144 of the Securities Act of 1933 and have piggyback registration rights. There are no penalty provisions related to the registration rights.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
 Notes to Condensed Financial Statements

Under Emerging Issues Task Force (“EITF”) 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company has allocated the proceeds from issuance of the Convertible Notes and Super Preferred Stock based on the proportional fair value basis for each item. Consequently, the Convertible Notes were recorded with discounts of $564,028, based on the ascribed value of the 1,692,100 shares of the Super Preferred Stock which was valued at $0.50 per share by an independent valuation consultant.

A beneficial conversion discount was recorded on the Convertible Notes since each of the Convertible Notes was convertible into shares of common stock at an effective conversion price lower than the prevailing common stock share price on the note issuance date. The beneficial conversion amount was limited to the portion of the cash proceeds allocated to the Convertible Notes of $1,128,072. As a result, the Convertible Notes were fully discounted.

A beneficial conversion discount was also recorded on the Super Preferred Stock since the Super Preferred Stock was convertible into shares of common stock at an effective conversion price lower than the prevailing common stock share price on the note issuance date. The beneficial conversion amount was limited to the portion of the cash proceeds allocated to the Super Preferred Stock of $564,028.

The combined value of the discount and the related beneficial conversion feature on the Convertible Notes in the amount of $1,692,100 is being amortized over the term of the Convertible Notes of three years using the effective interest yield method. Under EITF 00-27, the amortization of the discount on the Convertible Notes and discount related to the beneficial conversion feature on the Convertible Notes was recorded as interest expense. The discount related to the beneficial conversion feature on the Super Preferred Stock of $564,028 will be recorded as a preferred dividend over the one year holding period prior to the earliest conversion date into common stock. A preferred stock dividend of $41,214 related to the beneficial conversion feature was recorded for the three months ended June 30, 2006.

Under FASB 34, “Capitalization of Interest Costs”, and FAS Interpretation 33, “Applying FASB Statement No. 34 to Oil and Gas Producing Operations Accounted for by the Full Cost Method”, interest expense, including amortization of debt discounts, on expenditures for significant exploration activities are capitalized. Therefore, the Company capitalized part of the interest expense resulting from the amortization of discount on the Convertible Notes based on the portion of the Convertible Notes identified as the funding source for the Company’s exploration activities. Consequently, the Company recorded capitalized interest of $14,426 on the Convertible Notes during the second quarter of 2006. Interest expense resulting from amortization of discounts related to the beneficial conversion features on the Convertible Notes was not capitalized.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
 Notes to Condensed Financial Statements

Amortization of discount on the portion of the Convertible Notes not used to fund the Company’s exploration activities was expensed. As a result, the Company recorded interest expense of $51,678.

In connection with the issuance of the Convertible Notes, the Company paid a 10% placement fee of $169,210 to Fairhills Capital, a related party (See Note 12), which was recorded as deferred loan costs and is being amortized over three years. As of June 30, 2006, the Company incurred $8,992 of amortization expense on the deferred loan costs.

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

On January 27, 2006, the payment terms of the contracts were amended and extended to both ratify and confirm the remaining balance due under the terms of the original agreement and to require aggregate payments of $75,000 per month on the balance of $650,000 through June 30, 2006 together with any unpaid balance at that date. The payment terms of the contracts were amended again in July 2006 to provide for periodic payments through May 1, 2007 for Moore and October 1, 2006 for Love, when the final payments on the obligation were due. As of June 30, 2006, the balance due to these stockholders was $520,000. The July 2006 amendments also provided that Moore and Love would each receive fixed interest payments of $10,000 and $15,000, respectively.

The obligation due to James Love was paid off in October 2006, including interest payment of $15,000. As of March 3, 2007, we still owed $270,000 to Leo Moore, of which $175,000 was past due.

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

Other

On December 12, 2005 and January 3, 2006, our Board of Directors authorized the issuance of 1,000,000 and 3,100,000 shares of our common stock, respectively, to various parties in compensation for services they rendered in 2005. The shares were valued at $0.25 per share based on the PPM price for a total of $1,025,000, which was accrued at December 31, 2005. The 1,000,000 shares, which were authorized to be issued on December 12, 2005, were issued on January 13, 2006. The 3,100,000 shares were issued on April 24, 2006.

On February 15, 2007, we agreed to issue 375,000 shares of our common stock to a consultant in compensation for services rendered by the consultant in 2005. The shares were valued at $0.45 per share using the per share value for the 74,605,000 shares of common stock we originally issued to various consultants during the first quarter of 2006 in compensation for their services rendered in 2005 (See Note 9). Consequently, we recorded a consulting fee of $168,750, which was accrued as of June 30, 2006.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
 Notes to Condensed Financial Statements

Note 8 - Loss Per Share

Loss per common share is calculated in accordance with SFAS No. 128, Earnings Per Share. Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued and if the additional common shares were dilutive. Shares associated with convertible debts and convertible preferred stock are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share). At June 30, 2006 and December 31, 2005, the Company had potentially dilutive shares of 5,743,122 and 0, respectively.

Note 9 - Stockholders’ Equity

Preferred Stock

On April 10, 2006, our Board of Directors authorized the designation of 25,000,000 of our authorized but unissued shares of preferred stock as Series A Convertible Super Preferred Stock with par value of $0.001 per share. Each share of the Super Preferred Stock is convertible into two shares of our common stock after one year.  The conversion price is subject to proportional adjustment for stock splits, combinations, recapitalizations and stock dividends. Holders of the Super Preferred Stock are not entitled to receive dividends paid on common stock. In the event of liquidation, dissolution or winding up of the Company, the holders of the Super Preferred Stock shall be entitled to receive, before any distribution to holders of our common stock, eight times the sum available for distribution to common stockholders. Holders of our Super Preferred Stock have voting rights five times of those of our common stockholders. As of June 30, 2006, we had 1,692,100 shares of issuable Super Preferred Stock related to our issuance of convertible notes in the amount of $1,692,100 (see Note 5). As of March 10, 2007, we had 2,662,100 shares of Super Preferred Stock outstanding.

On April 26, 2006, our Board of Directors approved the issuances of (1) 5,000,000 shares of our Super Preferred Stock to Mr. Dave Larson for employment services, and (2) 5,000,000 shares of our Super Preferred Stock to Consumer Value Network, Inc. (“Consumer Value”) for consulting services rendered. Mr. Larson and Consumer Value agreed to return the shares in December 2006 in accordance with the terms of their respective preferred stock termination agreements.

Since the subsequent cancellation of the total 10,000,000 shares of our Super Preferred Stock originally issued to Mr. Larson and Consumer Value was a result of their failure to perform under the terms of the consulting agreements and since we had not issued our second quarter of 2006 financial statements as of the date of the termination agreements, we did not deem those preferred shares ever validly issued and therefore assigned no value to the shares.

Common Stock

During 2005 and the first quarter of 2006, pursuant to a private placement memorandum, we agreed to issue 4,942,000 shares of our common stock at $0.25 per share for $1,236,225. We received $906,250 of cash proceeds in 2005, and therefore 3,622,000 shares were issuable at December 31, 2005. We received additional cash proceeds of $329,975 and $50,000 in the first and second quarters of 2006, respectively. During the first six months of 2006, we issued a total of 5,122,000 shares of common stock in connection with the private placement. As of June 30, 2006, 20,000 of these shares remained issuable.

During the second quarter of 2006, we issued 175,000 shares of our common stock to a private investor as part of the considerations for the investor to loan $175,000 to us in connection with our drilling efforts, which were recorded at $4,886 (see Note 5). In March 2006, we also sold 900,000 shares of our common stock to this investor at $0.055 per share for total proceeds of $50,000.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
 Notes to Condensed Financial Statements

On February 23, 2006, our Board of Directors authorized the issuance of approximately 75,000,000 shares of common stock to various parties in consideration for the services they were engaged to provide. On March 3, 2006, we issued a total of 74,605,000 shares to these parties.

Out of the 74,605,000 shares of common stock issued, 8,000,000 shares were issued to Consumer Value (which were subsequently returned to us as we entered into a termination agreement with them in December 2006), 45,700,000 shares were issued to various related parties as follows:

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

In December 2006, we entered into a Termination Agreement with Dave Larson to terminate the consulting agreement since it was subsequently determined that the services as contemplated by the consulting agreement had not been performed by Mr. Larson, resulting in a material breach of the terms of the consulting agreement. As a result, in December 2006, Mr. Larson returned the 18,000,000 shares of common stock we issued to him and his affiliate. Pursuant to the Termination Agreement, Mr. Larson also returned the 5,000,000 shares of our Super Preferred Stock (see Preferred Stock section above).

•
We issued a total of 15,000,000 shares to two entities (8,000,000 shares to Impact Consulting, Inc. (“Impact”), and 7,000,000 shares to Stone Creek Equity, LLC (“Stone Creek”) in compensation for consulting services provided by those entities pursuant to the consulting agreements we entered with them in February 2006. Impact and Stone Creek are under the common control of Stephen White. Upon the receipt of these shares, Mr. White and his affiliates became a shareholder of Indigo with more than 5% stock ownership interest.

In December 2006, we entered into a Termination Agreement with Consumer Value, a non related party, Impact, and Stone Creek to terminate the consulting agreements since it was subsequently determined that the services as contemplated by the consulting agreements had not been performed by the three entities, resulting in a material breach of the terms of the consulting agreements. As a result, in December 2006, Consumer Value, Impact, and Stone Creek returned 8,000,000, 7,600,000, and 7,000,000 shares of common stock to us, respectively.

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

Since the subsequent cancellation of the total of 41,300,000 shares we originally issued to Dave Larson, Consumer Value, Impact, Stone Creek, and STI was a result of their failure to perform under the terms of the consulting agreements and since we had not issued any of our 2006 financial statements as of the date of the termination agreements, we did not deem those shares ever validly issued and therefore assigned no value to the shares. Accordingly, only 33,305,000 out of the original 74,605,000 shares were validly issued as of June 30, 2006, which were valued at $0.45 per share based on our market trading price on February 23, 2006, for a total of $14,987,250. Of the 33,305,000 shares, 12,400,000 were issued to related parties, which were recorded at $5,580,000.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
 Notes to Condensed Financial Statements

As disclosed under Note 7, on January 13, 2006, we issued a total of 3,000,000 shares of common stock to our former officers and directors and 1,000,000 shares to a consultant for services rendered in 2005. The shares were valued at $0.25 per share for $1,000,000, which was expensed in 2005. In addition, on April 24, 2006, we issued a total of 3,100,000 shares to various parties for consulting services they rendered in 2005. The shares were valued at $0.25 per share for $775,000, which were expensed in 2005.

On January 13, 2006, we issued a total of 1,200,000 shares of common stock to two consultants for services they rendered in 2005. The shares were valued at $0.25 per share for $300,000.

On March 3, 2006, our Board of Directors authorized the issuance of a total of 1,128,000 shares to various parties in compensation for consulting services they provided. The shares were valued at $0.25 per share, which was our stock trading price on March 3, 2006, for a total of $282,000.

On May 3, 2006, we issued 200,000 shares of common stock to an investor at $0.25 per share for $50,000.

On May 15, 2006, in connection with the resignation of Curtis Fleming, our former President and Board Director, our Board of Directors agreed to have Mr. Fleming retain 950,000 of the 1,000,000 shares we previously issued to him (see note 7) but canceled the remaining 50,000 shares, in consideration for which we agreed to pay Mr. Fleming $20,000 in periodic payments.

On June 3, 2006, our Board of Directors authorized the issuance of an aggregate number of 1,125,000 shares of our common stock to various parties in compensation for consulting services performed in 2005 which included 700,000 shares to Stephen White, a related party. The shares were valued at $2.10 per share, which was our stock trading price on June 3, 2006, for a total of $2,362,500 including $1,470,000 for the 700,000 shares we issued to Mr. White.

Note 10 - Commitments and Contingencies - Not Disclosed Elsewhere

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

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
 Notes to Condensed Financial Statements

Potential Loss of Oil and Gas Interests/ Cash Calls

Although the Company has entered into turnkey contracts with various operators for the drilling of oil and gas properties, and has entered into certain forbearance agreements for delinquent amounts due on these contracts (see Note 13) it might be subject to future cash calls due to (1) the drilling of any new well or wells on drilling sites not covered by the original turnkey contracts; (2) rework or recompletion of a well; (3) deepening or plugging back of dry holes, etc. If the Company does not pay delinquent amounts due or its share of future Authorization For Expenditures (“AFE”) invoices, it may have to forfeit all of its rights in certain of its interests in the applicable prospects and any related profits. If one or more of the other members of the prospects fail to pay their share of the prospect costs, the Company may need to pay additional funds to protect its investments.

Other

In September 2005, we entered into a Service and Drill Contract with Falcon Holdings, LLC (“Falcon”) (“Falcon Contract”), whereby Falcon agreed to perform permitting, drilling and finishing of oil and gas wells on land located in Pennsylvania and West Virginia, in which we own oil and gas interests. Under the Falcon Contract, Falcon was required to drill one well per week beginning in November 2005 for a period of time necessary for Falcon to drill 50 wells on our property. Falcon was responsible for providing completed wells to us at a cost of $60,000 per well. Falcon also received 4,500,000 shares of our common stock for its services, which were included in the 74,605,000 shares we issued on March 3, 2006 (see Note 9). We recorded consulting expense in the amount of $2,025,000 in connection with the issuance of the 4,500,000 common shares based on our $0.45 per share stock trading price on February 23, 2006. Effective May 10, 2006, we terminated the Falcon Contract due to an alleged misappropriation of funds that we paid to Falcon as well as Falcon’s misrepresentations on certain material business matters. We are currently in negotiation with Falcon to return the shares back to us, as well as to receive certain indemnifications for its actions under the Falcon Contract.

Note 11 - Agreements Entered with HUB Energy, LLC

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

The common stock to be issued upon the exercise of the options granted under the Option Agreement was subject to piggyback registration rights established pursuant to the Registration Rights Agreement. There were no penalty provisions related to the registration rights.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
 Notes to Condensed Financial Statements

On December 28, 2006, we entered into a letter agreement amending the Hub Advisory Service Agreement, which eliminated our obligation to issue HUB options to purchase the total of 15 million shares upon HUB’s completion and delivery of a total of 250 wells as described above. Instead, under the amendment agreement, we were required to issue options to HUB to purchase 7,000,000 shares of our common stock at terms to be determined by our Board of Directors.

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

Pursuant to the Advisory Service Agreement, all the oil and gas drilling activities will be completed using a Drilling and Operating Agreement (see disclosures for the Drilling and Operating Agreements in Note 13). The Company agreed that each operator will charge a different turnkey drilling price for wells drilled due to differences in depth, number of zones frames, etc. The Company also agreed that it will provide all operators as well as the Advisor the right to participate in any wells drilled under the Drilling and Operating Agreement, provided, that in no case will the Company have less than 50% of the working interest in each well.

On December 22, 2006, we entered into a Forbearance Agreement with HUB to extend the due date for our obligation due to HUB of $123,039 consisting of $90,000 of Drilling Services Fee and $33,039 for expense reimbursements, to March 31, 2007, in exchange for which we agreed to issue 246,078 shares of our common stock to HUB. The shares were issued on January 19, 2007.

Note 12 - Related Party Transactions - Not Disclosed Elsewhere

On February 22, 2006, David Albanese resigned as our Secretary and Treasure and Board Director, in connection with which we agreed to have Mr. Albanese retain the 1,000,000 shares we previously issued to him (see Note 7) and pay him $24,000 in periodic payments through May 2006. Mr. Albanese agreed to be a consultant for us for a transitional period of at least 60 days. During the six-month period ending June 30, 2006, we paid $32,000 to Mr. Albanese as a consulting fee.

On February 22, 2006, our Board of Directors appointed Alex Winfrey to replace David Albanese as our Secretary and Treasure and Board Director. On June 30, 2006, Mr. Winfrey resigned, upon which we agreed to have Mr. Winfrey retain the 1,000,000 shares of common stock he owned. Of the 1,000,000 shares, 900,000 shares were issued to Mr. Winfrey in compensation for his services, which were part of the 3,100,000 shares we issued to various parties in April 2006 (see Note 7). During the six-month period ending June 30, 2006, we paid $40,000 to Mr. Winfrey as a fee for his consulting services.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
 Notes to Condensed Financial Statements

On May 26, 2006, we executed a consulting agreement with STI to provide services related to accounting and securities reporting for a one time fee of $10,000 plus reimbursement of certain expenses. On June 15, 2006, we executed a new consulting agreement with STI to provide the aforementioned services for a compensation of $5,000 per week for six months and reimbursement of related costs. In July 2006, our Board of Directors appointed Stan Teeple to replace Alex Winfrey as our new Secretary and Treasurer and Board Director. During the six-month period ending June 30, 2006, we paid $30,000 to STI for consulting services, of which $20,000 was recorded as prepaid expense as of June 30, 2006 and the remaining $10,000 was expensed. We also owed STI $4,052 for reimbursable expenses, which was accrued for at June 30, 2006.

On February 27, 2006, Curtis Fleming resigned as our President and Board Director. As of June 30, 2006, we have paid $8,000 to Mr. Fleming as part of the periodic payments we are obligated to make for the cancellation of 50,000 shares of common stock (see Note 9). As of June 30, 2006, we still owed $12,000 to Mr. Fleming for the remaining balance, which was included under accrued expenses. During the six-month period ending June 30, 2006, we paid $6,000 to Mr. Fleming as a consulting fee.

In February 2006, our Board of Directors appointed Dave Larson to replace Curtis Fleming as our new President and Board Director. During the six-month period ending June 30, 2006, we paid $49,500 to Mr. Larson as a consulting fee. As of June 30, 2006, we owed Mr. Larson $1,372 for reimbursable expenses, which was included under accrued expenses.

During the first quarter of 2006, we paid $11,000 to James Holland, our then officer and Board Director, for consulting services provided by Mr. Holland. On June 30, 2006, Mr. Holland resigned from his positions with us, in connection with which we agreed to have Mr. Holland retain the 1,000,000 shares we previously issued to him (see Note 7). During the six-month period ending June 30, 2006, we paid $19,000 to Mr. Holland as a consulting fee.

During the six-month period ending June 30, 2006, we paid $20,000 to Impact, a related party controlled by Mr. Stephen White. Mr. White and his affiliated entities owned more than 5% of our common stock.

Fairhills Transactions

On April 7, 2006, we entered into a Strategic Partnership Agreement (the “SPA”) with Fairhills Capital (“Fairhills”). Ed Bronson, who is the managing Director of Fairhills, served as our Board Director from June through October 2006. Pursuant to the SPA, Fairhills would: (1) provide legal services required and necessary for us to be compliant with the SEC reporting and regulatory requirements; (2) facilitate the introduction and engagement of market makers; (3) be responsible for funding requirements in support of oil and gas well drilling; (4) provide management services of our investor relation function; (5) facilitate raising funds through a debenture instrument for us and be responsible for all capital raising requirements based upon our business plan. In consideration for the services to be rendered by Fairhills, we agreed to compensate Fairhills by paying a placement fee of 10% of the aggregate amount of capital received by us from Fairhills’ clients, and issuing 25% of our capital stock to Fairhills. The term of the SPA was for a minimum period of three years, with Fairhills being the exclusive provider for services as set forth in the SPA. As disclosed in Note 5, we paid $169,210 to Fairhills in connection with the issuance of the Convertible Notes as of June 30, 2006. In addition, we paid $31,690 to Fairhills during the second quarter of 2006 which was recorded as prepaid expense at June 30, 2006. As of March 3, 2007, we have paid Fairhills total fees of $706,210 in connection with the SPA.

On April 10, 2006, our Board of Directors approved the issuance of 45,530,782 shares of our common stock, which equaled 25% of our 182,123,127 shares of common stock then issued and outstanding, to Fairhills for services rendered pursuant to the SPA. On April 11, 2006, our Board of Directors approved the issuance of 6,250,000 shares of our Super Preferred Stock, which equaled 25% of our 25,000,000 designated Super Preferred shares, to Fairhills for services rendered pursuant to the SPA.

On February 6, 2007, the Company entered into a Mutual Release and Settlement Agreement with Fairhills and its managing director (collectively “Consultant”), whereby the SPA was terminated due to a dispute between the Company and Consultant relating to the performance of services as prescribed under the SPA. As a result, Consultant surrendered the 45,530,782 shares of common stock to the Company’s transfer agent for cancellation on March 5, 2007 and the Company also cancelled the 6,250,000 shares of Super Preferred Stock. Consultant also acknowledged that all the fees it has earned for services rendered under the SPA had been fully paid by the Company.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
 Notes to Condensed Financial Statements

Since the subsequent cancellation of the 45,530,782 shares of common stock and 6,250,000 shares of Super Preferred Stock originally issued to Fairhills (“Fairhills Shares”) was a result of Consultant’s failure to perform under the terms of the SPA and since we had not issued our second quarter of 2006 financial statements as of February 6, 2007, the date of the Mutual Release and Settlement Agreement, we did not deem the Fairhills Shares ever validly issued and therefore assigned no value to them.

Note 13 - Subsequent Events Not Disclosed Elsewhere

Related Party

On March 1, 2006, we entered into a consulting agreement with Impact pursuant to which Impact agreed to provide services including business development, land and mineral sites development, strategic marketing plan, etc. commencing March 1, 2006 for one year. Impact is an entity controlled by Stephen White. Mr. White and his affiliated entities owned more than 5% of our common stock (se Note 9). Impact received $8,000 per month as a consulting fee and also received reimbursement for related costs. On June 30, 2006, we entered into a new consulting agreement with Impact, which superseded the original agreement (“Second Agreement”). Under the Second Agreement, Impact provided the identical services to Indigo, for a term commencing September 1, 2006 for one year, in consideration for which Impact received $10,000 per month and reimbursement of related costs. During the fourth quarter of 2006, we entered into another agreement with Impact under which Impact provided certain additional consulting services to us in November and December 2006, in exchange for a flat fee of $15,000 and reimbursement of related costs. On December 21, 2006, we entered into a new consulting agreement with Impact pursuant to which we agreed to pay Impact a weekly consulting fee of $10,000, and to issue Impact options, or cashless exercise warrants, during the first quarter of 2007 to acquire a minimum of 22,600,000 shares of our common stock at terms to be determined by our Board of Directors. This agreement superceded the Second Agreement, and was effective on January 1, 2007 for a two-year period, and would be automatically renewed for consecutive one-year periods unless terminated by either party. The Company is current in its obligation to Impact.

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

On July 11, 2006, we entered into a Mutual Release and Settlement Agreement (“Moore Settlement Agreement”) with Jerry Moore, certain of his family members and affiliates (“Moore Family”). Moore Family received 49,100,000 of our shares of common stock and became the majority shareholder of us on December 15, 2005 through the recapitalization (see Note 2). Under the Moore Settlement Agreement, Moore Family agreed to surrender to us 28,485,000 shares of our common stock, in exchange for which we agreed to pay Moore Family a total of $150,000 in installment payments, commencing September 1, 2006. According to the settlement agreement, our obligation to pay $150,000 was secured by a security interest in 3,485,000 shares of our common stock, which were to be retained by an escrow agent and could be liquidated if we failed to make the payment. In October 2006, Moore Family surrendered all 28,485,000 shares of our common stock and relinquished its rights to keep the 3,485,000 shares in an escrow account. As of March 3, 2007, we have paid $50,000 to Moore Family and were obligated to pay the remaining balance of $100,000.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
 Notes to Condensed Financial Statements

In connection with the Moore Settlement Agreement, in July 2006, certain of our shareholders paid to Moore Family a total of $900,000 as additional consideration for their surrender of the shares as disclosed above.

On December 28, 2005, we assigned our entire interest in certain of our oil and gas leases in Pennsylvania to Jerry Moore for $1,000. On December 6, 2006, Mr. Moore assigned those leases back to us for consideration of $1,000.

Indigo-Energy Partners, LP

In July 2006, pursuant to a private placement offering, the Company entered into an agreement to become the managing general partner of a newly-formed entity, Indigo-Energy Partners, LP (“Indigo Partners” or the “Partnership”), a Delaware limited partnership. In accordance with the terms of the partnership agreement of Indigo Partners dated July 7, 2006 (the “Partnership Agreement”), as managing general partner, we agreed to fund 100% of the tangible drilling costs of four turnkey well drilling programs (“Turnkey Well Costs”) (see Oil and Gas Agreements section below for further discussion on the drilling programs) and also manage the affairs of the Partnership. The remaining interests in the Partnership were owned by thirteen other partners who contributed a total of $4,400,000 pursuant to the private placement offering (the “Participating Partners”), to fund 100% of the intangible drilling portion of the Turnkey Well Costs. According to the private placement offering, each Participating Partner was offered one unit of ownership interest for $300,000 (“Units”). The percentage interest of each Participating Partner was to be determined by dividing each Participating Partner’s capital contribution by the sum of all Participating Partners’ capital contributions plus the managing general partner’s capital contribution, which was estimated to be 25% to 30% of the total Turnkey Well Costs. At the sole discretion of Indigo as the managing general partner, available cash is to be distributed among the partners in accordance with their respective percentage interests in the Partnership. Distributions in liquidation of the partnership are to be made in accordance with the capital accounts subject to the above distributions. All tangible drilling costs are to be allocated 100% to the managing general partner and all intangible drilling costs allocated 100% to the Participating Partners. Profits or losses would be allocated among the partners in proportion to their respective percentage interests. Each Participant Partner may initially elect to be either a general or limited partner and Indigo as the managing general partner has the right to convert all Participant Partners that have elected general partner status to limited partner. The Partnership provides that this conversion takes place as of the first of the year following the year in which the conversion is elected.

In connection with the private placement offering of the partnership interests in Indigo Partners, as additional consideration for the partners’ capital contributions, each partner was to be issued warrants to purchase an indeterminate number of shares of the common stock of Indigo. Further, it was the intention of Indigo and the Participating Partners that cash flow distributions and profit allocations would be made 70% to the Participating Partners and 30% to the managing general partner in accordance with their percentage interests.

On December 15, 2006, the Partnership Agreement was amended through a letter agreement as a result of which Indigo and the Participant Partners agreed that effective January 1, 2007, the Participant Partners will (i) exchange 20% of their cash flow distribution and profit allocation for 2,640,000 shares of Indigo’s common stock and (ii) waive all their rights to receive warrants to purchase the Company’s common stock. The Company issued 2,680,000 shares of its common stock to the Participating Partners on January 23, 2007. The extra 40,000 shares of common stock were inadvertently issued by the Company to the Participant Partners and will not be returned to the Company.

On July 18, 2006, in return for $1,200,000 we issued to three noteholders convertible promissory notes. The notes matured on January 18, 2007 and bore interest at 6% per annum. The noteholders had the right to convert at any time before maturity of the notes, the outstanding note balance into 4 Units in Indigo Partners upon the same terms and conditions as then contemplated by the private placement offering and the Partnership Agreement, provided that Indigo Partners raised at least $1,000,000 of gross proceeds in the private placement offering to be utilized for the drilling activities of Indigo Partners. On October 26, 2006, the entire amount of $1,200,000 was converted into 4 Units of general partnership interests in Indigo Partners.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
 Notes to Condensed Financial Statements

Oil and Gas Agreements

In July 2006, as prescribed by the Advisory Service Agreement (see Note 11), Indigo and/or Indigo-Energy Partners, LP (collectively, the "Developers") entered into the following Drilling and Operating Agreements on the respective drilling area:

1.	Drilling and Operating Agreement among Indigo, Indigo Partners and TAPO Energy, LLC ("Operator1"), with HUB as its Advisor ("DOA1")

2.	Drilling and Operating Agreement between Indigo Partners and Dannic Energy Corp. ("Operator2"), with HUB as its Advisor ("DOA2")

3.	Drilling and Operating Agreement between Indigo Partners and P&J Resources, Inc. ("Operator3"), with HUB as its Advisor ("DOA3")

4.	Drilling and Operating Agreement between Indigo Partners and Mid-East Oil Company ("Operator4"), with HUB as its Advisor ("DOA4")

Under DOA1, Operator1 agreed to drill, complete and operate five wells in the drilling area as defined by DOA1 for a term as long as any well covered is producing oil or gas. The turnkey price per well is $350,000. In exchange for the turnkey price, Operator1 will provide one well complete to the pipeline. Upon completion of each well and payment in full by the Developers, Operator1 will assign to the Developers their respective interest in the wells. Under the original DOA1, Indigo was required to contribute $1,071,875 to earn a 61.25% working interest in the wells while Indigo Partners was required to contribute $459,375 to earn 26.25% working interest. The drilling and operating agreement was amended in January 2007 such that Indigo Partners became the sole Developer and obligor under the agreement and will be assigned 87.5% working interest in the wells upon payment of the total required capital contribution. The drilling and operating agreement was further amended such that of the outstanding balance due for the unpaid Turnkey Well Costs of $746,598 and any additional operating fees, $250,000 was due and payable on January 26, 2007, and the remaining balance is due March 31, 2007 (the “Final Due Date”), subject to Indigo issuing to Operator1 1,493,196 shares of its common stock. The shares of the common stock will have piggyback registration rights. On January 19, 2007, the Company issued 1,493,196 shares of common stock to Operator1. As of March 3, 2007, Indigo Partners still owed Operator1 $746,598 as unpaid Turnkey Well Costs. The DOA1 also provides for an overriding royalty interest of 1/16 (6.25%) of all gross revenues from oil and gas produced from the wells drilled by Operator1. This overriding royalty interest is in addition to the customary 12.5% royalty interest due to the landowner. Commencing at the time that a drilled well begins to produce, the DOA1 also entitles Operator1 to an operating fee of $300 per month for each well operated. Either the Developers or Operator1 may propose to have the following additional activities conducted: (1) drill a new well on the existing drilling site or wells on any drilling area; (2) rework, recomplete, deepen the wells, or (3) plug back the wells such as a dry hole. The entire cost and risk of conducting these additional activities will be borne by the Developers who elected to participate in the additional operations as defined by DOA1.

Under DOA2, Operator2 agreed to drill, complete and operate five wells in the drilling area as defined by DOA2 for a term as long as any well covered is producing oil or gas. The turnkey price per well is (A) three wells at $290,970 and (B) two wells at $277,565. In exchange for the turnkey price, Operator2 will provide one well complete to the pipeline. Upon completion of each well and payment in full by the Developers, Operator2 will assign to the Developers its respective interest in the wells. Under the original DOA2, Indigo Partners was required to contribute $1,071,030 to earn a working interest of 75% in the wells. The agreement was subsequently amended in December 2006 such that Indigo Partners was to contribute $856,824 for a 60% working interest in the wells. Further, the amendment provides that the balance due for the unpaid turnkey drilling costs of $481,824 and any additional operating fees is due and payable on March 31, 2007 (the “Curing Period”). In the event the balance due is not paid by the Curing Period, Operator2 has the right to require Indigo to issue to Operator2 two shares of its common stock for each dollar outstanding on or before the Curing Period. The shares of common stock will have piggyback registration rights. On January 19, 2007, the Company issued 963,647 shares of common stock to Operator2 prior to the elapse of the Curing Period, anticipating that Indigo Partners would not be able to pay off the outstanding balance by March 31, 2007. As of March 3, 2007, Indigo Partners still owed Operator2 $481,824 of unpaid Turnkey Well Costs. The DOA2 also provides for an overriding royalty interest of 1/16 (6.25%) of all gross revenues from oil and gas produced from the wells drilled by Operator2. This overriding royalty interest is in addition to the customary 12.5% royalty interest due to the landowner. Commencing at the time that a drilled well begins to produce, the DOA2 also entitles Operator2 to an operating fee of $300 per month for each well operated. Either the Developers or Operator2 may propose to have the following additional activities conducted: (1) drill a new well on the existing drilling site or wells on any drilling area; (2) rework, recomplete, deepen the wells, or (3) plug back the wells such as a dry hole. The entire cost and risk of conducting these additional activities will be borne by the Developers who elected to participate in the additional operations as defined by DOA2.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
 Notes to Condensed Financial Statements

Under DOA3, Operator3 agreed to drill, complete and operate five wells in the drilling area as defined by DOA3 for a term as long as any well covered is producing oil or gas. The turnkey price per well is $258,000. In exchange for the turnkey price, Operator3 will provide one well complete to the pipeline. Upon completion of each well and payment in full by the Developers, Operator3 will assign to the Developers its respective interest in the wells. Under the original DOA3, Indigo Partners was required to contribute $967,500 to earn a working interest of 75% in the wells. The drilling and operating agreement was amended in December 2006, such that the balance due for the unpaid turnkey drilling costs and any additional operating fees is due and payable on March 31, 2007 (the “Curing Period”). In the event the balance due is not paid by the Curing Period, Operator3 has the right to require Indigo to issue to Operator3 two shares of its common stock for each dollar outstanding on or before the Curing Period. The shares of common stock will have piggyback registration rights. On January 2, 2007, Indigo Partners and Operator3 entered into a Forbearance Agreement to extend the due date for the then outstanding balance of $107,500 due to Operator3 to March 31, 2007, in consideration for which Indigo agreed to issue 215,000 shares of its common stock to Operator3. On January 19, 2007, the Company issued 215,000 shares of common stock to Operator3. As of March 3, 2007, Indigo Partners still owed Operator1 $107,500 as unpaid Turnkey Well Costs. The DOA3 also provides for an overriding royalty interest of 1/16 (6.25%) of all gross revenues from oil and gas produced from the wells drilled by Operator3. This overriding royalty interest is in addition to the customary 12.5% royalty interest due to the landowner. Commencing at the time that a drilled well begins to produce, the DOA3 also entitles Operator3 to an operating fee of $350 per month for each well operated. Either the Developers or Operator3 may propose to have the following additional activities conducted: (1) drill a new well on the existing drilling site or wells on any drilling area; (2) rework, recomplete, deepen the wells, or (3) plug back the wells such as a dry hole. The entire cost and risk of conducting these additional activities will be borne by the Developers who elected to participate in the additional operations as defined by DOA3.

Under DOA4, Operator4 agreed to drill, complete and operate ten wells in the drilling area as defined by DOA4 for a term as long as any well covered is producing oil or gas. The turnkey price per well is (A) three wells at $290,970, (B) four wells at $332,985, and (C) three wells at $353,804. In exchange for the turnkey price, Operator4 will provide one well complete to the pipeline. Upon completion of each well and payment in full by the Developers, Operator4 will assign to the Developers its respective interest in the wells. Under the original DOA4, Indigo Partners was required to contribute $2,449,694 to earn a working interest of 75% in the wells. The drilling and operating agreement was amended in December 2006, such that the balance due for the unpaid turnkey drilling price of $1,062,644 and any additional operating fees is due and payable on March 31, 2007 (the “Curing Period”). In the event the payment is not made by the Curing Period, Operator4 may require the Company to issue to Operator4 two shares of its common stock for each dollar outstanding on or before the Curing Period. The shares of common stock will have piggyback registration rights. On January 19, 2007, the Company issued 2,125,288 shares of common stock prior to the elapse of the Curing Period, anticipating that Indigo Partners would not be able to pay off the outstanding balance by March 31, 2007. As of March 3, 2007, Indigo Partners still owed Operator4 $1,062,644 as unpaid Turnkey Well Costs. The DOA4 also provides for an overriding royalty interest of 1/16 (6.25%) of all gross revenues from oil and gas produced from the wells drilled by Operator4. This overriding royalty interest is in addition to the customary 12.5% royalty interest due to the landowner. Commencing at the time that a drilled well begins to produce, the DOA4 also entitles Operator4 to an operating fee of $300 per month for each well operated. Either the Developers or Operator4 may propose to have the following additional activities conducted: (1) drill a new well on the existing drilling site or wells on any drilling area; (2) rework, recomplete, deepen the wells, or (3) plug back the wells such as a dry hole. The entire cost and risk of conducting these additional activities will be borne by the Developers who elected to participate in the additional operations as defined by DOA4.

Under the four drilling and operating programs described above and including the three initial wells not drilled under these agreements, fifteen wells were completed in 2006 and eight wells have been completed in 2007. The following table lists the period and quantity of the completed wells:

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
 Notes to Condensed Financial Statements

Wells Completed
Period	Quantity
July 2006	1
August 2006	6
September 2006	4
October 2006	4
January 2007	7
February 2007	1

On July 22, 2006, we entered into a Joint Venture and Operating Agreement with P & J Resources, Inc. and HUB to construct a natural gas pipeline located in Butler District, Wayne County, West Virginia for a term as long as the pipeline is being used and operated. The agreement was subsequently terminated due to Indigo’s failure to pay its share of obligations to construct the pipeline.

On July 24, 2006, we entered into a Joint Venture Agreement with Epicenter Oil & Gas, LLC, a Florida limited liability company ("Epicenter") (Epicenter and the Company will be referred to collectively as the "Parties"), HUB, and Golden Eagle Resources, Inc., a Colorado corporation ("Golden Eagle"), to lease approximately 16,000 gross oil and gas acres for the purpose of exploring and developing oil and natural gas from oil and gas horizons through the base of the Devonian geologic formation in Johnson County, Illinois (the "Joint Venture"). The Parties may jointly or severally acquire the leasehold acreage during the term of the joint venture and agree to establish an Area of Mutual Interest ("AMI") encompassing Johnson County, Illinois (the "Contract Area"). The AMI will remain in effect for a period of three years unless sooner terminated or extended by mutual written consent of Epicenter and Indigo. Epicenter and us will each own a 50% working interest in leases within the AMI. Under the Joint Venture, in consideration for a 50% interest in the assets of the Joint Venture, which are 100% of the oil and gas leasehold acres, we agreed to pay to Epicenter $335,703, of which $110,703 was due as of March 3, 2007, which also served as consideration for expenses incurred by Epicenter, its third party vendors and others in researching title options and bidding for and purchasing leases in the Contract Area. We also agreed to be responsible for 100% of all costs incurred in the leasehold acquisition phase of the Joint Venture for a period of three years from July 24, 2006. As of March 3, 2007, we owed Epicenter $213,002 for costs incurred in the acquisition of additional leases by Epicenter. During the term of the Joint Venture, and for a period of 24 months following it, the Company and Epicenter have the right to elect to acquire its proportionate share of any acquisition of oil and gas leases within the AMI made by the other. In all leases within the AMI, Epicenter and us jointly own a net revenue interest of 81.25% with 1.3125% assigned to HUB and Golden Eagle each as overriding royalty interest in compensation for their consulting services. An additional overriding royalty interest of 3.625% was assigned to other parties for their services in researching and identifying the Contract Area.

Our joint venture agreement with Epicenter was amended on January 6, 2007 providing that we will pay our obligation by March 31, 2007, and also issue Epicenter two shares of our common stock for each dollar currently outstanding by January 23, 2007. The shares of common stock will have piggyback registration rights. On January 19, 2007, the Company issued 647,410 shares of common stock to Epicenter in accordance with the amended agreement. As of March 3, 2007, we still owed Epicenter $323,705 of unpaid leasehold acquisition costs.

Other

On September 13, 2006, we entered into an employment agreement with an individual to serve as our field coordinator for drilling operations. The employment agreement was effective on August 21, 2006 with a term of three months and automatically renewable subsequently unless terminated by either party. The individual was provided an annual salary of $100,000 plus reimbursement of related expenses. On January 15, 2007, the employment agreement was terminated and we agreed to pay the individual salary through April 15, 2007.

On October 18, 2006, we engaged Point Capital Partners, LLC (“Point Capital”) to provide due diligence and financial advisory services for us. The agreement was on a month-to-month basis for a period of three months. Under the engagement agreement, we are required to pay Point Capital an initial fee of $10,000, additional fee of $10,000 thirty days after the engagement date and another $10,000 sixty days after the engagement date. As of March 3, 2007, we owed $20,000 to Point Capital.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
 Notes to Condensed Financial Statements

On October 18, 2006, we entered into a letter of intent with JD Carty Resources, LLC (“JD Carty”) whereby we agreed to provide JD Carty with the necessary capital to lease, drill and operate on approximately 80,000 acres of oil and gas properties located in Magoffin county of Kentucky in exchange for a 50% working interest in wells drilled on these properties. As of March 3, 2007, no definitive agreement has been consummated.

In October 2006, a subcontractor of Mid-East Oil Company (“Mid-East”), our operator under DOA4, filed Mechanic’s Liens against both Mid-East and us on certain oil and gas properties drilled by the subcontractor for claims aggregating $390,253, due to the failure of us to pay our obligations for the drilling costs. The Company has engaged counsel to resolve these lien claims, which were still pending as of March 3, 2007. However, we expect to pay off our obligations to the subcontractor in the near future.

On November 27, 2006, the Company borrowed $450,000 from a private lender and issued a promissory note to the lender. The note had a maturity date of February 26, 2007, and bears interest at a fixed amount of $50,000. The lender was also provided a 100% net royalty interest in Indigo No. 3 well, of which 75% will revert back to the Company upon repayment of the note. Payments that are not made within 10 days of the maturity date are subject to a late charge of 10% of the principal plus interest on the note, which equals $50,000.

The Company did not repay the note on the original maturity date, and the note was amended on March 20, 2007. The amendment extended the maturity date to September 2007 and provided for monthly payments of $12,500 as an advance against future net royalty revenue from Indigo No. 3 well for a period of six months. In September 2007, the royalty advance in the total amount of $75,000 will be reconciled with the actual revenue received from Indigo No. 3 well and the excess advance payment, if any, will be applied towards the principal, interest and late charge on the note in the total amount of $550,000. If the advance payment is less than the net royalty revenue, Indigo will pay the lender for the difference. In addition, the Company is required to issue to the lender 300,000 shares of its restricted common stock. Upon its performance under the terms of the amended note, 75% of the net royalty interest in Indigo No. 3 well will revert back to the Company, with the lender retaining the remaining 25% interest.

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

During the period from October 2006 to March 2007, the Company issued an aggregate of 24,897 shares to Gersten Savage, LLP in exchange for legal services rendered.

On February 12, 2007, we entered into a consulting agreement with Epicenter, whereby Epicenter is to provide consulting services and business development support; assist in the development of our commercial land and mineral sites; provide direction for the development of our research and development program, and to assist in the development of our strategic marketing plan. The term of the consulting agreement was two months commencing January 31, 2007. Epicenter will be compensated with a payment of $36,000 due April 1, 2007 and the issuance of 72,000 shares of our common stock, which were issued in February 2007.

On January 25, 2007, we borrowed $80,000 from an individual lender and issued a promissory note which provided the lender with a 12% net royalty interest in our Indigo No. 2 well from the date of the funding through January 25, 2008, the maturity date of the note. On the maturity date, as full satisfaction for the note, the lender will have the option of either retaining the 12% net royalty interest in our Indigo No. 2 well for the life of the well; or receiving repayment of the entire borrowing of $80,000 and retaining a 6% net royalty interest in our Indigo No. 2 well for the life of the well. In addition, the lender was entitled to 100,000 shares of our common stock to be issued within thirty days of the date of funding. In the event the note is unpaid within ten days of its due date, we will incur a late charge equal to 10% of the note amount. In March 2007, we issued 100,000 shares of common stock to the lender.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
 Notes to Condensed Financial Statements

On January 19, 2007, we borrowed $200,000 from an individual lender and issued a promissory note which provided the lender with a 30% net royalty interest in our Indigo No. 2 well from the date of the funding through January 23, 2008, the maturity date of the note. On the maturity date, as full satisfaction for the note, the lender will have the option of either retaining the 30% net royalty interest in our Indigo No. 2 well for the life of the well; or receiving repayment of half of the borrowing of $100,000 and retaining a 15% net royalty interest in our Indigo No. 2 well for the life of the well. In addition, the lender was entitled to 200,000 shares of our common stock to be issued within thirty days of the date of funding. In the event the note is unpaid within ten days of its due date, we will incur a late charge equal to 10% of the note amount. In March 2007, we issued 200,000 shares of common stock to the lender.

On February 7, 2007, we borrowed $200,000 from an individual lender and issued a promissory note which provided the lender with a 30% net royalty interest in our Indigo No. 2 well from the date of the funding through February 7, 2008, the maturity date of the note. On the maturity date, as full satisfaction for the note, the lender will have the option of either receiving repayment of half of the borrowing of $100,000 and retaining a 15% net royalty interest in our Indigo No. 2 well for the life of the well; or receiving repayment of the entire borrowing of $200,000. In addition, the lender was entitled to 200,000 shares of our common stock to be issued within thirty days of the date of funding. In the event the note is unpaid within ten days of its due date, we will incur a late charge equal to 10% of the note amount. In March 2007, we issued 200,000 shares of common stock to the lender.

On February 15, 2007, we borrowed $100,000 from an individual lender and issued a promissory note which provided the lender with a 15% net royalty interest in our Indigo No. 2 well from the date of the funding through February 16, 2008, the maturity date of the note. On the maturity date, as full satisfaction for the note, the lender will have the option of either retaining the 15% net royalty interest in our Indigo No. 2 well for the life of the well; or receiving repayment of the entire borrowing of $100,000 and retaining a 7.5% net royalty interest in our Indigo No. 2 well for the life of the well. In addition, the lender was entitled to 120,000 shares of our common stock to be issued within thirty days of the date of funding. In the event the note is unpaid within ten days of its due date, we will incur a late charge equal to 10% of the note amount. In March 2007, we issued 120,000 shares of common stock to the lender.

In March 2007, the Company authorized a newly designated class of Series B convertible preferred stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Form 10-QSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts, included in this Form 10-QSB that address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties, and other factors, many of which are beyond our control. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and we cannot assure you that the actual results or developments anticipated by us will be realized or, even if realized, that they will have the expected consequences to or effects on us, our business or operations. We have no intention, and disclaim any obligation, to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise. Unless otherwise indicated or the context otherwise requires, all references to “Indigo”," the" Company," "we," "us" or "our" and similar terms refer to Indigo-Energy, Inc.

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

Plan of Operation

In September 2005, we entered into a Services Agreement with Falcon Holdings, LLC (“Falcon”) for turnkey drilling operations (the “Falcon Agreement”). Falcon has performed work for the Company in preparation for permits, right of ways, and delivery of gas into line. Falcon has also engaged Smith Survey and Permit Company to apply for the drilling permit in West Virginia, for a meter tap into Equitran, LP’s (“Eqitran”) natural gas gathering pipeline system. We anticipated being able to transmit up to 2000 MCF on a daily basis and eventually entering into a natural gas purchase agreement with Equitran.

There is an approximate thirty (30) day interval between permit issuance and delivery of the first drilling rig on a selected site. Once a well has been drilled, which normally takes 5-7 days at 24 hours per day of drilling, the operator sets up the wire reading of the drilled hole. Once the wire has been completed, the pipe is installed, cemented and fracked for production. The agreement with Falcon was terminated in May 2006 and the Company became its own operator on Indigo’s property. Drilling commenced on the wells during the second quarter of 2006 and all three wells were in the process of being completed on June 30, 2006. (See Note 10 “Commitments and Contingencies—Other” to the Financial Statements for an update as of the date of this report.)

During the second quarter of 2006, the Company entered into certain agreements with HUB Energy, LLC. The HUB agreements consisted of the Advisory Services Agreement, Option Agreement and the Registration Rights Agreement.

In consideration and as compensation for these advisory services, we agreed to issue to HUB, pursuant to the terms and conditions set forth in the Option Agreement, options to acquire the following securities:

(a)
9.0 million shares of our common stock, at an exercise price of $2.00 per share exercisable upon completion and delivery of one hundred fifty wells capable of producing oil and/or gas on the Premises. The right to exercise such options would be reduced on a pro rata basis in the event that Advisor delivered fewer than one hundred fifty wells capable of producing oil and/or gas on the Premises;

(b)
3.0 million shares of our common stock at an exercise price of $2.00 per share exercisable upon completion and delivery of an additional fifty wells capable of producing oil and/or gas on the Premises. The right to exercise the options would be reduced on a pro rata basis in the event that Advisor delivered fewer than fifty wells capable of producing oil and/or gas on the Premises; and

(c)
3.0 million shares of our common stock at an exercise price of $2.00 per share exercisable upon completion and delivery of an additional fifty wells capable of producing oil and/or gas on the Premises. The right to exercise such options shall be reduced on a pro rata basis in the event that Advisor delivers fewer than fifty wells capable of producing oil and/or gas on the Premises.

The common stock to be issued upon the exercise of the options granted under the Option Agreement was subject to piggyback registration rights established pursuant to the Registration Rights Agreement. There were no penalty provisions related to the registration rights.

On December 28, 2006, we entered into a letter agreement amending the Hub Advisory Service Agreement, which eliminated our obligation to issue HUB options to purchase the total of 15 million shares upon HUB’s completion and delivery of a total of 250 wells as described above. Instead, under the amendment agreement, we were required to issue options to HUB to purchase 7,000,000 shares of our common stock at terms to be determined by our Board of Directors. Management currently is renegotiating the Stock Option Termination Agreement with HUB and the Advisory Service Agreement.

Under the Advisory Service Agreement, HUB is entitled to receive the following fees:

(a)
Drilling Services Fee. The Advisor is entitled to a nonrefundable drilling services fee in the amount of $7,500 per gross well ("Drilling Services Fee"), payable upon the completion of each well. The Drilling Services Fee will be reduced pro rata in the event that the owner of the gross well holds less than a sixty-two and one half percent (62.5%) working interest in such well.

(b)
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

(c)
Reimbursement of Expenses. The Company is required to reimburse the Advisor for reasonable out-of-pocket expenses incurred by the Advisor in performing services including drilling and excavation activities relating to the wells.

(d)
Additional Drilling Services Fee for Shallow Wells. The Advisor is entitled to increase the Drilling Services Fee per well of each oil and gas well contracted for under this agreement for conventional shallow wells in Pennsylvania, West Virginia and Kentucky by an amount of $12,500 per gross well to cover all general and administrative expenses that will be incurred by the Advisor.

(e)
Overriding Royalties. The Advisor will deliver to the Company working interests in leases that will mostly result in a net revenue interest of 81.25% for a 100% working interest. Otherwise, the Company must approve its participation prior to the commencement of drilling operations under that particular lease.

The Company needs to raise significant funds for future drilling and operating costs once production has commenced. Any fundraising conducted by the Company will most likely result in the issuance of additional shares of common stock which will dilute the ownership interests of the Company's current shareholders. The Company is committed to invest approximately $1,400,000 in the next 12 months to fund the tangible drilling costs for a limited partnership involved in the oil and gas operations.

During the next 12 months, we neither expect to purchase any plant or significant equipment, nor anticipate any significant changes in the number of employees (See Note 13 “Subsequent Events Not Disclosed Elsewhere” to the Financial Statements on activities that effect our liquidity as of the date of this report).

Outlook

We will continue our business objectives of investigating ways of building high growth, efficiency, and cost-effective methods of developing energy resources through the drilling of natural gas wells. We look to accomplish this through:

▪	engaging in a program of high potential exploration projects within proven petroleum regions, while mitigating risk through joint ventures and partnerships drilling programs;

▪	engaging drillers and operators that utilize the most cost effective development and completion techniques;

▪	evaluating well asset bases to weigh potential rewards against development risk; and

▪	selling or trading assets when deemed appropriate.

Results of Operations

For the three and six month period ended June 30, 2005, we were a dormant company with no activities. As such we do not believe that our operating activities for the three or six month periods ended June 30, 2006 are comparable to those for the three and six months ended June 30, 2005.

Three Months Ended June 30, 2006

We incurred a net loss for the three months ended June 30, 2006 of $2,950,598, primarily attributable to issuing a substantial number of shares of our common stock to various parties as compensation for their consulting services.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2006 were $2,894,590, which consisted primarily of share based consulting. During the three months ended June 30, 2006, we issued 1,125,000 shares of our common stock to various parties as compensation for consulting services, which were valued at $2.10 per share for a total of $2,362,500. We also incurred consulting expense for services performed in the three months ended June 30, 2006 that was remunerated with 375,000 shares of our common stock in February 2007, which was valued at $.45 per share for a value of $168,750. This resulted in share-based compensation expense of $2,531,250, of which $1,470,000 was incurred with related parties. The services consisted of professional fees from attorneys and accountants, technical services from oil and gas engineers and personal services from our officers and directors. General and administrative expenses for the three months ended June 30, 2006 also include non share-based consulting fees, accounting, legal and other professional fees in the total amount of $298,166.

Interest Expense

Interest expense for the three-month period ended June 30, 2006 was $56,008 which consisted of the amortization of the discounts on convertible notes in the amount of$51,678 and interest on our convertible loan of $4,363.

Six Months Ended June 30, 2006

We incurred a net loss for the six months ended June 30, 2006, of $18,862,705, primarily attributable to issuing a substantial number of shares of our common stock to various parties as compensation for their consulting services.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2006, were $18,629,307 which consisted primarily of share-based consulting. During the six months ended June 30, 2006, we issued an aggregate of 36,758,000 shares of our common stock to various parties as compensation for consulting services. We also incurred a liability to issue 375,000 shares of common stock to a consultant who performed services for us in the first six months of 2006. We issued the shares for these services in February 2007. This resulted in share-based compensation expense of $$18,100,500, of which $7,050,000 was incurred with related parties. The services consisted of professional fees from attorneys and accountants, technical services from oil and gas engineers and personal services from our officers and directors. General and administrative expenses for the six months ended June 30, 2006, also include non-share-based consulting fees, accounting, legal and other professional fees in the total amount of $437,208.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of our common stock and the use of convertible debt. As of June 30, 2006, we had a cash balance of $447,825.

For the Six Months Ended June 30, 2006:

Net cash used in operating activities was $649,691. The funds were primarily used to pay general and administrative expenses.

Net cash used in investing activities was $1,131,664, which was used to fund oil and gas drilling costs on our properties.

Net cash provided by financing activities was $1,979,865, representing net proceeds from our issuance of convertible debt in the amount of $1,697,890 and private sales of common stock in the amount of $429,975, offsetting by cash used in the repurchase of our common stock of $18,000 as well as payments on notes issued to purchase treasury stock in the amount of $130,000.

At June 30, 2006, we had a working capital deficit of $780,048 compared to a working capital deficit of $2,660,964 at December 31, 2005. The decrease in working capital deficit in the amount of $1,880,916 was due primarily to an issuance of our common stock valued at $1,775,000 to satisfy our accrued liability, increased cash from the issuance of long-term Convertible Notes, as well as a repayment of our obligations to our former shareholders in the amount of $130,000 in the six-month period ended June 30, 2006.

We require a minimum of $1,400,000 in order to invest in a limited partnership involved in oil and gas operations plus additional funds to meet our capital needs for the anticipated drilling, development, and production activities on the Indigo Property as well as any other oil and gas properties we may acquire over the next twelve months. In addition, in the event we locate additional prospects for acquisition, experience cost overruns at our current prospects or fail to generate projected revenues, we will also need additional funds during the next twelve months. Based on our current available cash resources, we will not have sufficient funds to continue to meet such capital calls, pay our debts and other liabilities, and operate at our current levels for the next twelve months. Accordingly, we will be required to raise additional funds through sales of our securities or otherwise. If we are unable to obtain additional funds on terms favorable to us, if at all, we may be required to delay, scale back or eliminate some or all of our exploration and well development programs and may be required to relinquish our interest in one or more of our projects.

Critical Accounting Policies and Estimates

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These accounting principles require management to use estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period. Management reviews its estimates, including those related to the determination of proved reserves, estimates of future dismantlement costs, income taxes and litigation. Actual results could differ from those estimates.

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

Unproved property costs include the costs associated with unevaluated properties and are not included in the full cost amortization base (where proved reserves exist) until the project is evaluated. These costs include unproved leasehold acreage, seismic data, wells in progress and wells pending determination, together with interest costs capitalized for these projects. Significant unproved properties are assessed periodically, but not less than annually, for possible impairment or reduction in value. If a reduction in value has occurred, these property costs are considered impaired and are transferred to the related full cost pool. Geological and geophysical costs included in unproved properties are transferred to the full cost amortization base along with the associated leasehold costs on a specific project basis. Costs associated with wells in progress and wells pending determination are transferred to the amortization base once a determination is made whether or not proved reserves can be assigned to the property. Costs of dry holes are transferred to the amortization base immediately upon determination that the well is unsuccessful. Unproved properties whose acquisition costs are not individually significant are aggregated, the portion of such costs estimated to be ultimately nonproductive, based on experience, are amortized to the full cost pool over an average holding period.

In situations where the existence of proved reserves has not yet been determined, unevaluated property costs remain capitalized in unproved property cost centers until proved reserves have been established, exploration activities cease or impairment and reduction in value occurs. If exploration activities result in the establishment of a proved reserve base, amounts in the unproved property cost center are reclassified as proved properties and become subject to amortization and the application of the ceiling test. When it is determined that the value of unproved property costs have been permanently diminished (in part or in whole) based on the impairment evaluation and future exploration plans, the unproved property cost centers related to the area of interest are impaired, and accumulated costs charged against earnings.

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

▪	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

▪	Lack of formal policy for review and booking of stock issuances.

▪	Lack of expertise in US generally accepted accounting principles.

▪	Lack of expertise in US Securities and Exchange commissions rules and regulations.

▪	Lack of formal process and timeline for closing the books and records at the end of each reporting period

▪	Lack of formal policy for review and booking of contracts.

Commencing at end of 2006 and through March 2007 the Company took the following actions to start addressing the weaknesses noted above and catch up with its 2006 interim filings:

▪
The Company has engaged a certified public accounting firm to assist management in recording period end accounting entries and adjustments and preparation of the internal financial statements for submission to the independent auditors to perform their services.

▪
As previously announced in an 8-K filing, the Company has retained a new independent registered audit firm to perform SAS 100 reviews of its quarterly filings and audit its annual financial statements.

▪	The Company has retained a new securities counsel firm with knowledge of, and background in SEC compliance and public security filings.

▪	The Company has for the first time established an office, consolidated its record keeping, and engaged professional, competent officers of the corporation.

▪
The Company has developed certain internal controls including a two party checks-and-balances system of approval and requirements for disbursements, utilization of a payroll service system, consolidation of bank accounts from four to one, and booking of stock related transactions under GAAP accepted guidelines.

(b) Changes in internal controls.

There were no changes in our internal control over financial reporting that occurred during this quarterly period.

PART II

ITEM 1. LEGAL PROCEEDINGS.

None reportable during this interim period. (See Note 13 “Subsequent Events Not Disclosed Elsewhere” to the Financial Statements for an update.)

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In return for $2,662,100 received in April 2006 and continuing through October 2006, we issued convertible notes, (“Convertible Notes”) of which $1,692,100 was issued as of June 30, 2006. As of June 30, 2006, the Company has received total cash proceeds of $1,585,000 from the note issuances while the remaining balance of $107,100 was held in an escrow account, which was disbursed to the Company subsequently. The notes had maturity dates three years from the date of issuance and bore interest at 8% per annum. Interest was due and payable only if the trading price of our stock fell below $0.15625 in a given month, whereby we would then be responsible for paying interest on the outstanding balance of the notes for that month. As of June 30, 2006, no interest expense has been incurred by the Company on these convertible notes. The noteholders could convert their notes anytime prior to the maturity date at a rate equal to 60% of the average of the lowest three trading prices during the twenty trading days preceding the conversion date. However, the noteholders could not convert any portion of their notes which would result in the noteholders and their affiliates beneficially owning more than 4.99% of our issued and outstanding shares. The noteholders also agreed to limit all of their conversions to no more than the greater of $100,000 per month or the average daily dollar volume calculated during the ten business days prior to a conversion. The note conversion price was subject to adjustment for merger, consolidation, reorganization, etc. as defined by the Convertible Notes. Each noteholder is entitled to receive one share of our Series A convertible super preferred stock (“Super Preferred Stock”) for each dollar that was invested in the Convertible Notes. As a result, we agreed to issue a total of 1,692,100 shares of our Super Preferred Stock to the noteholders, which were issuable as of June 30, 2006. Each share of the Super Preferred Stock is convertible into two shares of our common stock at the one-year anniversary of the date of issuance. As of March 3, 2007, the noteholders had converted $2,262,100 of principal into 2,714,250 shares of our common stock. No notes had been converted as of June 30, 2006. The converted shares are subject to a one-year restriction from trading under Rule 144 of the Securities Act of 1933 and have piggyback registration rights. There are no penalty provisions related to the registration rights.

On April 24, 2006, we issued 3,100,000 shares of common stock to various parties in compensation for services they rendered in 2005. On April 26, 2006, our Board of Directors approved the issuance of (i) 5,000,000 shares of our Super Preferred Stock to Mr. Dave Larson for employment services, and (ii) 5,000,000 share of our Super Preferred Stock to Consumer Value Network, Inc. for consulting services rendered. These 10,000,000 shares of Super Preferred Stock were cancelled (see Note 9 “Stockholders’ Equity” in our Financial Statements).

On April 7, 2006, we entered into a Strategic Partnership Agreement (the “SPA”) with Fairhills Capital (“Fairhills”). Ed Bronson, who is the managing Director of Fairhills, served as our Board Director from June through October 2006. Pursuant to the SPA, Fairhills would: (1) provide legal services required and necessary for us to be compliant with the SEC reporting and regulatory requirements; (2) facilitate the introduction and engagement of market makers; (3) be responsible for funding requirements in support of oil and gas well drilling; (4) provide management services of our investor relation function; (5) facilitate raising funds through a debenture instrument for us and be responsible for all capital raising requirements based upon our business plan. In consideration for the services to be rendered by Fairhills, we agreed to compensate Fairhills by paying a placement fee of 10% of the aggregate amount of capital received by us from Fairhills’ clients, and issuing 25% of our capital stock to Fairhills. The term of the SPA was for a minimum period of three years, with Fairhills being the exclusive provider for services as set forth in the SPA. We paid $169,210 to Fairhills in connection with the issuance of the Convertible Notes as of June 30, 2006. In addition, we paid $31,690 to Fairhills during the second quarter of 2006 which was recorded as prepaid expense at June 30, 2006. As of March 3, 2007, we have paid Fairhills total fees of $706,210 in connection with the SPA.

On April 10, 2006, our Board of Directors approved the issuance of 45,530,782 shares of our common stock, which equaled 25% of our 182,123,127 shares of common stock then issued and outstanding, to Fairhills for services rendered pursuant to the SPA. On April 11, 2006, our Board of Directors approved the issuance of 6,250,000 shares of our Super Preferred Stock, which equaled 25% of our 25,000,000 designated Super Preferred shares, to Fairhills for services rendered pursuant to the SPA.

On February 6, 2007, the Company entered into a Mutual Release and Settlement Agreement with Fairhills and its managing director (collectively “Consultant”), whereby the SPA was terminated due to a dispute between the Company and Consultant relating to the performance of services as prescribed under the SPA. As a result, Consultant surrendered the 45,530,782 shares of common stock to the Company’s transfer agent for cancellation on March 5, 2007 and the Company also cancelled the 6,250,000 shares of Super Preferred Stock. Consultant also acknowledged that all the fees it has earned for services rendered under the SPA had been fully paid by the Company.

Since the subsequent cancellation of the 45,530,782 shares of common stock and 6,250,000 shares of Super Preferred Stock originally issued to Fairhills (“Fairhills Shares”) was a result of Consultant’s failure to perform under the terms of the SPA and since we had not issued our second quarter of 2006 financial statements as of February 6, 2007, the date of the Mutual Release and Settlement Agreement, we did not deem the Fairhills Shares ever validly issued and therefore assigned no value to them.

During the second quarter to 2006, we issued 175,000 shares of our common stock to a private investor as part of the consideration for the investor to loan $175,000 to us in connection with our drilling efforts, which were recorded at $4,886.

On May 3, 2006, we issued 200,000 shares of common stock to an investor at $0.25 per share for $50,000.

On June 3, 2006, our Board of Directors authorized the issuance of an aggregate number of 1,125,000 shares of our common stock to various parties in compensation for consulting services performed in 2005. The shares were valued at $2.10 per share, which was our stock trading price on June 3, 2006, for a total of $2,362,500.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Identification of Exhibit
2.1	Exchange Agreement dated December 15, 2005 (1)
2.2	Amended Exchange Agreement dated December 15, 2005 (1)
3.1	Articles of Incorporation(1)
3.2	Articles of Amendment dated November 8, 1982(1)
3.3	Certificate of Amendment to Articles of Incorporation dated May 29, 1987(1)
3.4	Articles of Amendment dated December 4, 1987(1)
3.5	Certificate of Amendment dated February 25, 1999(1)
3.6	Certificate of Amendment dated January 11, 2006(1)
3.7	By-Laws dated January 25, 2006(1)
4.1	Form of Specimen of Common Stock(1)
10.1	Falcon Service and Drill Agreement(1)
10.2	Advisory Agreement with HUB (2)
10.3	Option Agreement with HUB (2)
10.4	Registration rights Agreement with HUB (2)
14.1	Code of Ethics dated January 25, 2006(1)
16.1	Letter from Stirtz Bernards Boyden Surdel & Larter, P.A. dated January 27, 2006 (1)
31.1	Sarbanes Oxley Section 302 Certification
31.2	Sarbanes Oxley Section 302 Certification
32.1	Sarbanes Oxley Section 906 Certification
32.2	Sarbanes Oxley Section 906 Certification

(1)	Incorporated by reference, and as same exhibit number, from the Company's Current Report on Form 8-K filed February 2, 2006.
(2)	Incorporated by reference, and as same exhibit number, from the Company’s Current Report on Form 8-K filed October 4, 2006

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

INDIGO-ENERGY, INC.

By:	/s/ David J. Larson
David J. Larson
President and Chief Executive Officer

Date: March 23, 2007