Form 10QSB
period 2006-09-30
Indigo-Energy, Inc.
filed 2007-04-11
CIK 356870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

_____________________________________________________
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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 6, 2007, the Company had 130,593,661 shares of Common Stock issued and outstanding.

 PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$132,516	$249,315
Due from related party	4,000	-
Prepaid expenses	489,548	-
Prepaid expenses - related party	159,000	-

Total current assets	785,064	249,315

Unproved oil and gas properties	6,522,444	-
Net deferred loan costs	65,631	-

	$7,373,139	$249,315

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$2,840,929	$475,279
Accounts payable and accrued expenses - related party	11,305	-
Refundable stock subscription	-	10,000
Liabilities to be settled in common stock	168,750	1,025,000
Liabilities to be settled in common stock - related party	-	750,000
Convertible notes	1,200,000	-
Due to related parties	364,242	650,000

Total current liabilities	4,585,226	2,910,279

Convertible notes, net	23,111	-

Total liabilities	4,608,337	2,910,279

Commitments and contingencies

Minority interest	2,780,306	-

Stockholders’ equity (deficit)
Series A convertible super preferred stock; $0.001 par value;
25,000,000 shares authorized; 2,412,100 shares issuable at
September 30, 2006; 0 issued and outstanding at December 31, 2005	2,412	-
Liquidation preference: See Note 9
Common stock; $.001 par value; 500,000,000 shares authorized;
118,962,076 and 46,868,127 shares issued and outstanding at
September 30, 2006 and December 31, 2005, respectively; 1,053,049 and 52,722,000 shares issuable at September 30, 2006 and December
31, 2005, respectively	120,015	99,590
Additional paid-in capital	26,274,418	902,629
Deficit accumulated in the exploration stage since Quasi-
reorganization December 31, 2002	(26,412,349)	(3,663,183)
Total stockholders’ deficit	(15,504)	(2,660,964)

	$7,373,139	$249,315

See notes to these condensed consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended		Since Quasi-Reorganization(1/1/03) to
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006
Operating expenses
Impaired seismic, exploration and
development expenditures	$-	$-	$-	$-	$162,280
Leasing operating expenses	41,242	-	41,242	-	41,242
General and administrative -
related party	179,841	-	7,406,341	-	8,156,341
General and administrative	869,377	-	12,272,184	-	13,451,839

Total operating expenses	1,090,460	-	19,719,767	-	21,811,702

Loss from operations	(1,090,460)	-	(19,719,767)	-	(21,811,702)

Other expenses
Interest expense, net	1,700,538	-	1,933,936	-	1,933,936
Settlement expense - related party	900,000	-	900,000	-	900,000

Total other expenses	(2,600,538)	-	(2,833,936)	-	(2,833,936)

Loss before minority interest	(3,690,998)	-	(22,553,703)	-	(24,645,638)

Minority interest	21,452	-	21,452	-	21,452

Net loss	(3,669,546)	-	(22,532,251)	-	(24,624,186)

Preferred dividend on Series A
convertible super preferred stock	(175,701)	-	(216,915)	-	(216,915)

Net loss to common shareholders	$(3,845,247)	$-	$(22,749,166)	$-	$(24,841,101)

Basic and diluted loss per common share	$(0.03)	-	$(0.18)	$-	$(0.17)

Basic and diluted weighted average
common shares outstanding	122,131,465	147,300,000	127,668,746	147,300,000	142,750,437

See notes to these condensed consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended		Since Quasi-Reorganization(1/1/03) to
	September 30,		September 30,
	2006	2005	2006
Cash flows from operating activities
Net loss	$(22,532,251)	$-	$(24,624,186)
Adjustments to reconcile net loss to net cash used in
operating activities
Share-based compensation for consulting services	10,881,750	-	11,906,750
Share-based compensation for consulting services -
related party	7,050,000	-	7,800,000
Amortization of deferred loan costs	175,579	-	175,579
Amortization of discount on convertible debts	1,690,795	-	1,690,795
Settlement expense	900,000	-	900,000
Minority interest	(21,452)	-	(21,452)
Changes in assets and liabilities
Advances to related party	(4,000)	-	(4,000)
Prepaid expenses	(70,948)	-	(70,948)
Prepaid expenses - related party	(39,000)	-	(39,000)
Accounts payable and accrued expenses	803,909	-	813,909
Accounts payable and accrued expenses - related party	6,305	-	6,305
Liabilities to be settled in common stock	168,750	-	168,750
Due to related parties	19,242	-	19,242

Net cash used in operating activities	(971,321)	-	(1,278,256)

Cash flows from investing activities
Tangible and intangible drilling costs for unproved properties	(5,323,101)	-	(5,323,101)

Net cash used in investing activities	(5,323,101)	-	(5,323,101)

Cash flows from financing activities
Proceeds from issuance of convertible debt	3,787,100	-	3,787,100
Loan costs	(236,210)	-	(236,210)
Prepaid loan costs	(120,000)	-	(120,000)
Refund of common stock subscription	(10,000)	-	(10,000)
Proceeds from issuance of common stock	429,975	-	1,336,225
Repurchase of common stock - related party	(20,000)	-	(20,000)
Repayment to acquire treasury stock - related party	(455,000)	-	(805,000)
Capital contributions from minority interest holders	3,200,000	-	3,200,000
Syndication costs paid by limited partnership	(398,242)	-	(398,242)

Net cash provided by financing activities	6,177,623	-	6,733,873

Net increase in cash and cash equivalents	(116,799)	-	132,516

Cash and cash equivalents, beginning of period	249,315	-	-

Cash and cash equivalents, end of period	$132,516	$-	$132,516

See notes to these condensed consolidated financial statements.

Indigo Energy, Inc.
(An Exploration Stage Entity)
Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The unaudited condensed financial statements included herein have been prepared by Indigo-Energy, Inc. (the "Company", “Indigo”, or “we”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature except the recording of the beneficial conversion features on the convertible notes as well as on the series A convertible super preferred stock (see Note 5), the expensing of additional settlement costs paid by the shareholders of the Company (see Note 9), the consolidation of the limited partnership (see Note 4) and the recording of asset retirement obligations in connection with certain of its wells (see Dismantlement, Restoration and Environmental Costs section below). Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations.

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

Selected Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and funds held in an escrow account. The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. As of September 30, 2006, the Company had $94,826 of cash held in an escrow account.

Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management periodically reviews its estimates, including those related to the determination of proved reserves, well completion percentage under the turnkey drilling programs, estimates of future dismantlement costs, income taxes and litigation. Actual results could differ from these estimates.

Revenue Recognition:

We have no revenue and therefore have no revenue recognition policy at this time.

Oil And Gas Properties:

We account for oil and gas properties and interests under the full cost method. Under the full cost method, all acquisition, exploration and development costs incurred for the purpose of finding oil and gas are capitalized and accumulated in pools on a country-by-country basis. We are concentrating our exploration activities only in the United States and therefore utilize a single cost center.

Capitalized costs include the cost of drilling and equipping productive wells, including the estimated costs of dismantling and abandoning these assets, dry hole costs, lease acquisition costs, seismic and other geological and geophysical costs, delay rentals and costs related to such activities. Employee costs associated with production and other operating activities and general corporate activities are expensed in the period incurred.

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

Dismantlement, Restoration and Environmental Costs

The Company follows the guidance of SFAS No. 143, “Accounting for Asset Retirement Obligations” using a cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. SFAS No. 143 requires liability recognition for retirement obligations associated with tangible long-lived assets, such as producing well sites, offshore production platforms, and natural gas processing plants. The obligations included within the scope of SFAS No. 143 are those for which a company faces a legal obligation. The initial measurement of the asset retirement obligation is to record a separate liability at its fair value with an offsetting asset retirement cost recorded as an increase to the related property and equipment on the consolidated balance sheet. The asset retirement cost will be depreciated using a systematic and rational method similar to that used for the associated property and equipment. As of September 30, 2006, the Company’s liability for retirement obligations was $120,000.

Principles of Consolidation

The Company consolidates those entities it controls through a majority voting interest or otherwise, including those entities in which the Company, as the managing general partner, is presumed to have control over them pursuant to FASB Emerging Issues Task Force ("EITF") Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF 04-5"). The provisions under EITF 04-5 have been applied to the Company’s investment and participation in a limited partnership formed in July 2006, Indigo-Energy Partners, LP, a Delaware Limited Partnership, which has been consolidated based on our control over the operating, financial and investing decisions of the partnership. Intercompany transactions and balances between the partnership and the Company have been eliminated.

Note 2 - Description of Business

Indigo-Energy, Inc. is an independent energy company engaged primarily in the exploration of natural gas and oil in the Appalachian Basin in Pennsylvania, West Virginia, and Kentucky. The Company has also acquired certain oil and gas leases located in the Johnson County of Illinois.

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

Note 3 - Going Concern

The Company is in the exploration stage and has incurred losses since its inception. Also, its current liabilities exceed its current assets and it needs additional cash to fund operations and current capital commitments. There are no assurances the Company will receive funding necessary to implement its business plan. This raises substantial doubt about the ability of the Company to continue as a going concern.

The Company plans to raise funds from private offerings of equity and debt securities in order to fund its operations through September 2007. The Company will need to raise additional funds in the event it locates additional prospects for acquisition, experiences cost overruns at its current prospects, or fails to generate projected revenues.

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

Note 4 - Oil and Gas Properties

During the nine months ended September 30, 2006, the Company recorded $1,391,723 of unproved oil and gas costs incurred in the drilling of the initial three wells of Indigo, which the Company had originally contracted Falcon Holdings, LLC (“Falcon”) to operate. Falcon was subsequently terminated by the Company in May 2006 and replaced by other operators (see Note 10). On February 3, 2006, as a result of the assignment of 12.5% of gross revenue interest in one of the three initial wells to a creditor, the Company recorded a reduction in its oil and gas properties by $170,014 (see Note 5). As of September 30, 2006, one of the three initial wells had been completed and the other two were subsequently completed in October 2006.

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

On July 24, 2006, the Company entered into a Joint Venture Agreement with Epicenter Oil & Gas, LLC, a Florida limited liability company ("Epicenter") (Epicenter and the Company will be referred to collectively as the "Parties"), HUB Energy, LLC (“HUB”), and Golden Eagle Resources, Inc. ("Golden Eagle"), to lease approximately 16,000 gross oil and gas acres for the purpose of exploring and developing oil and natural gas from oil and gas horizons through the base of the Devonian geologic formation in Johnson County, Illinois (the "Joint Venture"). The Parties may jointly or severally acquire the leasehold acreage during the term of the Joint Venture and agree to establish an Area of Mutual Interest ("AMI") encompassing Johnson County, Illinois (the "Contract Area"). The AMI will remain in effect for a period of three years unless sooner terminated or extended by mutual written consent of Epicenter and Indigo. Epicenter and Indigo will each own a 50% working interest in leases within the AMI. Under the Joint Venture, in consideration for a 50% interest in the assets of the Joint Venture, which are 100% of the oil and gas leasehold acres, Indigo agreed to pay to Epicenter $335,703, of which $110,703 was outstanding as of September 30, 2006, which also served as consideration for expenses incurred by Epicenter, its third party vendors and others in researching title options and bidding for and purchasing leases in the Contract Area. Indigo also agreed to be responsible for 100% of all costs incurred in the leasehold acquisition phase of the Joint Venture for a period of three years from July 24, 2006. As of September 30, 2006, Indigo accrued for additional costs of $152,236 incurred in the acquisition of additional leases by Epicenter. During the term of the Joint Venture, and for a period of 24 months following it, the Company and Epicenter have the right to elect to acquire its proportionate share of any acquisition of oil and gas leases within the AMI made by the other. In all leases within the AMI, Epicenter and Indigo jointly own a net revenue interest of 81.25% with 1.3125% assigned to HUB and Golden Eagle each as overriding royalty interest in compensation for their consulting services. An additional overriding royalty interest of 3.625% was assigned to other parties for their services in researching and identifying the Contract Area.

The Joint Venture agreement with Epicenter was amended on January 6, 2007 and provided that Indigo would pay its obligation by March 31, 2007, and also issue Epicenter two shares of its common stock for each dollar then outstanding by January 23, 2007. The shares of common stock have piggyback registration rights. On January 19, 2007, the Company issued 647,410 shares of common stock to Epicenter in accordance with the amended agreement. In April 2007, the Joint Venture agreement was amended again such that the due date of the Company’s obligation was extended to April 16, 2007. As of April 9, 2007, Indigo still owed Epicenter $323,705 of unpaid leasehold acquisition costs

In July, 2006, the Company entered into a Joint Venture and Operating Agreement with P & J Resources, Inc. and HUB Energy, LLC to construct a natural gas pipeline located in Butler District, Wayne County, West Virginia for a term as long as the pipeline is being used and operated. The agreement was subsequently terminated due to Indigo’s failure to pay its share of obligations to construct the pipeline.

As of September 30, 2006, unproved property costs included $226,316 of capitalized interest (see Notes 1 and 5).

Indigo-Energy Partners, LP

In July 2006, pursuant to a private placement offering, the Company entered into an agreement to become the managing general partner of Indigo-Energy Partners, LP (“Indigo LP” or the “Partnership”). In accordance with the terms of the partnership agreement of Indigo LP dated July 7, 2006 (the “Partnership Agreement”), as managing general partner, Indigo agreed to fund 100% of the tangible drilling cost portion of the aggregate costs related to four turnkey well drilling programs (“Turnkey Well Costs”) (see Oil and Gas Drilling and Operating Agreements section below for further discussion on the drilling programs) and also manage the affairs of the Partnership. The total tangible drilling costs were estimated to be 25% of the Turnkey Well Costs which amount to $1,451,317, which was not funded by Indigo as of September 30, 2006.

The remaining interests in the Partnership were owned by other partners who contributed a total of $3,200,000 pursuant to the private placement offering (the “Participating Partners”) as of September 30, 2006, to fund 100% of the intangible drilling portion of the Turnkey Well Costs. An additional $1,200,000 was contributed to the Partnership subsequently in October 2006 by three Participant Partners upon their conversion of the $1,200,000 promissory notes into the partnership interest (see Promissory Notes Convertible into Units of Indigo LP in Note 7). According to the private placement offering, each Participating Partner was offered one unit of ownership interest for $300,000 (“Units”). The percentage interest of each Participating Partner was to be determined by dividing each Participating Partner’s capital contribution by the sum of all Participating Partners’ capital contributions plus the managing general partner’s required capital contribution. At the sole discretion of Indigo, as the managing general partner, available cash is to be distributed among the partners in accordance with their respective percentage interests in the Partnership. Distributions in liquidation of the partnership are to be made in accordance with the capital accounts subject to the above distributions. All tangible drilling costs are to be allocated 100% to the managing general partner and all intangible drilling costs allocated 100% to the Participating Partners. Profits or losses are to be allocated among the partners in proportion to their respective percentage interests. As of September 30, 2006, the percentage interest of Indigo and the Participant Partners was approximately 25% and 75%, respectively. Each Participant Partner may initially elect to be either a general or limited partner and Indigo as the managing general partner has the right to convert all Participant Partners that have elected general partner status to limited partner. The Partnership provides that this conversion takes place as of the first of the year following the year in which the conversion is elected.

In connection with the private placement offering of the partnership interests in Indigo LP, as additional consideration for the Participant Partners’ capital contributions, each Participant Partner was to be issued warrants to purchase an indeterminate number of shares of the common stock of Indigo.

On December 15, 2006, the Partnership Agreement was amended through a letter agreement as a result of which Indigo and the Participant Partners agreed that effective January 1, 2007, the Participant Partners will (i) reduce their cash flow distribution and profit allocation to 50% in return for 2,640,000 shares of Indigo’s common stock and (ii) waive all their rights to receive warrants to purchase the Company’s common stock. The Company issued 2,680,000 shares of its common stock to the Participating Partners on January 23, 2007.  An extra 40,000 shares of common stock were inadvertently issued by the Company to the Participant Partners which will not be returned to the Company.

Under the terms of a Strategic Partnership Agreement (“SPA”) with Fairhills Capital, LLC (“Fairhills”), Fairhills received a 10% of placement fee from Indigo on capital raised through its clients (see Note 11). As a result, during the third quarter of 2006, Indigo LP incurred placement fee of $320,000 to Fairhills for the raise of partnership interests in Indigo LP.

The operations of Indigo LP have been consolidated with the Company in accordance with the guidance of EITF 04-5.

Oil and Gas Drilling and Operating Agreements of Indigo LP

In July 2006, as prescribed by the Advisory Service Agreement (see Note 6), Indigo and/or Indigo-Energy Partners, LP (collectively, the "Developers") entered into the following Drilling and Operating Agreements on the respective drilling area:

1.	Drilling and Operating Agreement among Indigo, Indigo LP and TAPO Energy, LLC ("Operator1"), with HUB as its Advisor ("DOA1")

2.	Drilling and Operating Agreement between Indigo LP and Dannic Energy Corp. ("Operator2"), with HUB as its Advisor ("DOA2")

3.	Drilling and Operating Agreement between Indigo LP and P&J Resources, Inc. ("Operator3"), with HUB as its Advisor ("DOA3")

4.	Drilling and Operating Agreement between Indigo LP and Mid-East Oil Company ("Operator4"), with HUB as its Advisor ("DOA4")

DOA1

Under DOA1, Operator1 agreed to drill, complete and operate five wells in the drilling area as defined by DOA1 for a term as long as any well covered is producing oil or gas. The turnkey price per well is $350,000. In exchange for the turnkey price, Operator1 will provide one well complete to the pipeline. Upon completion of each well and payment in full by the Developers, Operator1 will assign to the Developers their respective interest in the wells. As of September 30, 2006, Indigo LP has incurred drilling costs in the amount of $1,316,875 under DOA1 determined based on the well completion percentage of each well, of which $557,223 was unpaid and accrued for as of September 30, 2006.

Under the original DOA1, Indigo was required to contribute $1,071,875 to earn a 61.25% working interest in the wells while Indigo LP was required to contribute $459,375 to earn a 26.25% working interest. The DOA1 was amended in January 2007 such that Indigo LP became the sole Developer and obligor under the agreement and will be assigned a 87.5% working interest in the wells upon payment of the total required capital contribution. The DOA1 was further amended such that of the outstanding balance due for the unpaid Turnkey Well Costs of $746,598 and any additional operating fees, $250,000 were due and payable on January 26, 2007, and the remaining balance was due March 31, 2007 (the “Extended Due Date”), subject to Indigo issuing to Operator1 1,493,196 shares of its common stock. The shares of the common stock have piggyback registration rights. On January 19, 2007, the Company issued 1,493,196 shares of common stock to Operator1. On April 5, 2007, the DOA1 was amended again such that the Extended Due Date was extended to April 16, 2007. As of April 9, 2007, Indigo LP still owed Operator1 $746,598 as unpaid Turnkey Well Costs. The DOA1 also provides for an overriding royalty interest of 1/16 (6.25%) of all gross revenues from oil and gas produced from the wells drilled by Operator1. This overriding royalty interest is in addition to the customary 12.5% royalty interest due to the landowner. Commencing at the time that a drilled well begins to produce, the DOA1 also entitles Operator1 to an operating fee of $300 per month for each well operated. Either the Developer or Operator1 may propose to have the following additional activities conducted: (1) drill a new well on the existing drilling site or wells on any drilling area; (2) rework, recomplete, deepen the wells, or (3) plug back the wells such as a dry hole. The entire cost and risk of conducting these additional activities will be borne by the Developers who elected to participate in the additional operations as defined by DOA1.

DOA2

Under DOA2, Operator2 agreed to drill, complete and operate five wells in the drilling area as defined by DOA2 for a term as long as any well covered is producing oil or gas. The turnkey price per well is (A) three wells at $290,970 and (B) two wells at $277,565. In exchange for the turnkey price, Operator2 will provide one well complete to the pipeline. Upon completion of each well and payment in full by the Developer, Operator2 will assign to the Developer its respective interest in the wells. As of September 30, 2006, Indigo LP has incurred drilling costs in the amount of $810,193 under DOA2 determined based on the well completion percentage of each well, of which $435,193 was unpaid and accrued for as of September 30, 2006.

Under the original DOA2, Indigo LP was required to contribute $1,071,030 to earn a working interest of 75% in the wells. The agreement was subsequently amended in December 2006 such that Indigo LP was to contribute $856,824 for a 60% working interest in the wells. Further, the amendment provides that the balance due for the unpaid turnkey drilling costs of $481,824 and any additional operating fees were due and payable on March 31, 2007 (the “Curing Period”). Since the balance due was not paid by the Curing Period, Operator2 had the right to require Indigo to issue to Operator2 two shares of its common stock for each dollar outstanding on or before the Curing Period. The shares of common stock have piggyback registration rights. On January 19, 2007, the Company issued 963,647 shares of common stock to Operator2 prior to the lapse of the Curing Period, anticipating that Indigo LP would not be able to pay off the outstanding balance by March 31, 2007. On April 5, 2007, the DOA2 was amended again to extend the Curing Period to April 16, 2007. As of April 9, 2007, Indigo LP still owed Operator2 $481,824 of unpaid Turnkey Well Costs. The DOA2 also provides for an overriding royalty interest of 1/16 (6.25%) of all gross revenues from oil and gas produced from the wells drilled by Operator2. This overriding royalty interest is in addition to the customary 12.5% royalty interest due to the landowner. Commencing at the time that a drilled well begins to produce, the DOA2 also entitles Operator2 to an operating fee of $300 per month for each well operated. Either the Developer or Operator2 may propose to have the following additional activities conducted: (1) drill a new well on the existing drilling site or wells on any drilling area; (2) rework, recomplete, deepen the wells, or (3) plug back the wells such as a dry hole. The entire cost and risk of conducting these additional activities will be borne by the Developer who elected to participate in the additional operations as defined by DOA2.

DOA3

Under DOA3, Operator3 agreed to drill, complete and operate five wells in the drilling area as defined by DOA3 for a term as long as any well covered is producing oil or gas. The turnkey price per well is $258,000. In exchange for the turnkey price, Operator3 will provide one well complete to the pipeline. Upon completion of each well and payment in full by the Developer, Operator3 will assign to the Developer its respective interest in the wells. As of September 30, 2006, Indigo LP has incurred drilling costs in the amount of $541,800 under DOA3 determined based on the well completion percentage of each well, for which Indigo LP has paid Operator3 $860,000. The excess payment of $318,200 was recorded as a prepayment as of September 30, 2006.

Under the original DOA3, Indigo LP was required to contribute $967,500 to earn a working interest of 75% in the wells. The DOA3 was amended in December 2006, such that the balance due for the unpaid turnkey drilling costs and any additional operating fees were due and payable on March 31, 2007 (the “Curing Period”). Since the balance due was not paid by the Curing Period, Operator3 had the right to require Indigo to issue to Operator3 two shares of its common stock for each dollar outstanding on or before the Curing Period. The shares of common stock have piggyback registration rights. On January 2, 2007, Indigo LP and Operator3 entered into a Forbearance Agreement to extend the due date for the then outstanding balance of $107,500 due to Operator3 to March 31, 2007, in consideration for which Indigo agreed to issue 215,000 shares of its common stock to Operator3. On January 19, 2007, the Company issued 215,000 shares of common stock to Operator3. On April 5, 2007, the DOA3 was amended again such that the Curing Period was extended to April 16, 2007. As of April 9, 2007, Indigo LP still owed Operator3 $107,500 as unpaid Turnkey Well Costs. The DOA3 also provides for an overriding royalty interest of 1/16 (6.25%) of all gross revenues from oil and gas produced from the wells drilled by Operator3. This overriding royalty interest is in addition to the customary 12.5% royalty interest due to the landowner. Commencing at the time that a drilled well begins to produce, the DOA3 also entitles Operator3 to an operating fee of $350 per month for each well operated. Either the Developer or Operator3 may propose to have the following additional activities conducted: (1) drill a new well on the existing drilling site or wells on any drilling area; (2) rework, recomplete, deepen the wells, or (3) plug back the wells such as a dry hole. The entire cost and risk of conducting these additional activities will be borne by the Developer who elected to participate in the additional operations as defined by DOA3.

DOA4

Under DOA4, Operator4 agreed to drill, complete and operate ten wells in the drilling area as defined by DOA4 for a term as long as any well covered is producing oil or gas. The turnkey price per well is (A) three wells at $290,970, (B) four wells at $332,985, and (C) three wells at $353,804. In exchange for the turnkey price, Operator4 will provide one well complete to the pipeline. Upon completion of each well and payment in full by the Developer, Operator4 will assign to the Developer its respective interest in the wells. As of September 30, 2006, Indigo LP has incurred drilling costs in the amount of $1,486,438 under DOA4 determined based on the well completion percentage of each well, of which $74,388 was unpaid and accrued for as of September 30, 2006.

Under the original DOA4, Indigo LP was required to contribute $2,449,694 to earn a working interest of 75% in the wells. The drilling and operating agreement was amended in December 2006, such that the balance due for the unpaid turnkey drilling price of $1,062,644 and any additional operating fees were due and payable on March 31, 2007 (the “Curing Period”). Since the payment was not made by the Curing Period, Operator4 required the Company to issue to Operator4 two shares of its common stock for each dollar outstanding on or before the Curing Period. The shares of common stock have piggyback registration rights. On January 19, 2007, the Company issued 2,125,288 shares of common stock prior to the lapse of the Curing Period, anticipating that Indigo LP would not be able to pay off the outstanding balance by March 31, 2007. On April 5, 2007, the DOA4 was amended again such that the Curing Period was extended to April 16, 2007. As of April 9, 2007, Indigo LP still owed Operator4 $1,062,644 as unpaid Turnkey Well Costs. The DOA4 also provides for an overriding royalty interest of 1/16 (6.25%) of all gross revenues from oil and gas produced from the wells drilled by Operator4. This overriding royalty interest is in addition to the customary 12.5% royalty interest due to the landowner. Commencing at the time that a drilled well begins to produce, the DOA4 also entitles Operator4 to an operating fee of $300 per month for each well operated. Either the Developer or Operator4 may propose to have the following additional activities conducted: (1) drill a new well on the existing drilling site or wells on any drilling area; (2) rework, recomplete, deepen the wells, or (3) plug back the wells such as a dry hole. The entire cost and risk of conducting these additional activities will be borne by the Developer who elected to participate in the additional operations as defined by DOA4.

Under the four drilling and operating programs described above, twelve wells were completed in 2006 and eight wells have been completed in 2007. The following table lists the period and quantity of the completed wells:

Wells Completed

Period	Quantity
July 2006	1
August 2006	6
September 2006	3
October 2006	2
January 2007	7
February 2007	1

HUB Advisory Agreements

On June 23, 2006, Indigo entered into an Advisory Service Agreement, Registration Rights Agreement and Option Agreement (“HUB Agreements”) with HUB Energy, LLC (the “Advisor” or “HUB”), a Pennsylvania limited liability company. Under the terms of the Advisory Service Agreement, HUB agreed to provide to Indigo, for a term of three years, exclusive advisory services in connection with the contemplated exploration and development of certain oil and gas prospects located in Pennsylvania, West Virginia, Kentucky and Illinois (collectively, the "Premises"). In consideration and as compensation for these advisory services, Indigo agreed to issue to HUB, pursuant to the terms and conditions set forth in the Option Agreement, options to acquire the following securities:

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

On December 28, 2006, Indigo entered into a letter agreement amending the HUB Advisory Service Agreement, which eliminated Indigo’s obligation to issue HUB options to purchase the total of 15 million shares upon HUB’s completion and delivery of a total of 250 wells as described above. Instead, under the amendment agreement, Indigo was required to issue options to HUB to purchase 7,000,000 shares of its common stock at terms to be determined by our Board of Directors. A second amendment to the HUB Advisory Service Agreement was entered into in March 2007, whereby HUB is to receive 12,500,000 shares of Indigo’s Series B convertible preferred stock (“Series B Convertible Preferred Stock”) (see Note 12) in place of the options to purchase 7,000,000 shares of the Company’s common stock. The 12,500,000 shares of Series B convertible preferred stock is convertible into the Company’s common stock as follows: 5,000,000 shares are convertible into 10,000,000 shares of Indigo’s common stock immediately, and 2,500,000 shares each are convertible into 5,000,000 shares in April of 2008, 2009 and 2010, respectively.

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

Pursuant to the Advisory Service Agreement, all the oil and gas drilling activities will be completed using a Drilling and Operating Agreement. The Company agreed that each operator will charge a different turnkey drilling price for wells drilled due to differences in depth, number of zones frames, etc. The Company also agreed that it will provide all operators as well as the Advisor the right to participate in any wells drilled under the Drilling and Operating Agreement, provided, that in no case will the Company have less than 50% of the working interest in each well.

The HUB Agreements were entered into between Indigo and HUB before the formation of Indigo LP. After Indigo LP was formed in July 2007 and upon its execution of the four Drilling and Operating Agreements, Indigo LP also became subject to the terms of the Advisory Service Agreement on the twenty five wells drilled under the four drilling programs. As a result, as of September 30, 2006, Indigo LP has incurred advisory services costs in the amount of $309,600 determined based on the well completion percentage of each well, for which Indigo LP has paid HUB $410,000. The excess payment of $100,400 was recorded as a prepaid expense as of September 30, 2006.

On December 22, 2006, Indigo entered into a Forbearance Agreement with HUB on behalf of Indigo LP to extend the due date for Indigo LP’s obligation due to HUB of $123,039 consisting of $90,000 of drilling services fees and $33,039 for expense reimbursements, to March 31, 2007, in exchange for which Indigo agreed to issue 246,078 shares of its common stock to HUB. The shares were issued on January 19, 2007. On April 5, 2007, the Forbearance Agreement was amended such that the due date for Indigo’s obligation was extended to April 16, 2007.

Note 5 - Convertible Debts

Convertible Loan

On February 3, 2006, the Company entered into an agreement to borrow $175,000 from a private investor in consideration for which the Company (1) allowed the lender to convert the principal balance of the loan into 700,000 shares of its common stock at any time before the due date of the loan; (2) agreed to issue 175,000 shares of its common stock to the lender; and (3) granted a 12.5% gross revenue interest in a well that was to be drilled with the proceeds of the borrowing, which was subsequently determined to be Indigo No. 1 well (one of our three initial wells). The loan bore interest at 10% per annum and had no maturity date. During the second quarter of 2006, the Company issued 175,000 shares of common stock to the lender. In December 2006, the Company issued 700,000 shares of common stock to the lender upon conversion of the loan.

Since the combined value of the 175,000 shares, based on the trading price of the Company’s stock at the date of the agreement, and the fair value of the 12.5% gross revenue interest in the well was assessed by management to be in excess of $175,000, the loan was fully discounted. The discount was allocated on a relative fair value basis to the 175,000 shares of stock in the amount of $4,886 and to the oil and gas properties in the amount of $170,014. The discount was fully expensed during the first quarter of 2006. In addition, the Company incurred $10,021 of interest expense on the loan during the nine-month period ending September 30, 2006, which was included in accrued expenses at September 30, 2006.

In March 2007, the Company issued 28,768 shares of common stock to the lender as payment for interest accrued on the convertible loan in the amount of $14,384, which was incurred from the loan origination date through August 31, 2006 when the loan was converted into the Company’s common stock.

Convertible Notes

In return for $2,662,100 received in April 2006 and continuing through October 2006, we issued convertible notes, (“Convertible Notes”) of which $2,412,100 was issued as of September 30, 2006. The notes had maturity dates three years from the date of issuance and bore interest at 8% per annum. Interest was due and payable only if the trading price of our stock fell below $0.15625 in a given month, whereby we would then be responsible for paying interest on the outstanding balance of the notes for that month. As of September 30, 2006, no interest expense has been incurred by the Company on these convertible notes. The noteholders could convert their notes anytime prior to the maturity date at a rate equal to 60% of the average of the lowest three trading prices during the twenty trading days preceding the conversion date. However, the noteholders could not convert any portion of their notes which would result in the noteholders and their affiliates beneficially owning more than 4.99% of our issued and outstanding shares. The noteholders also agreed to limit all of their conversions to no more than the greater of $100,000 per month or the average daily dollar volume calculated during the ten business days prior to a conversion. The note conversion price was subject to adjustment for merger, consolidation, reorganization, etc. as defined by the Convertible Notes. Each noteholder was entitled to receive one share of our Series A convertible super preferred stock (“Super Preferred Stock”) for each dollar that was invested in the Convertible Notes. As a result, we agreed to issue a total of 2,412,100 shares of our Super Preferred Stock to the noteholders, which were issuable as of September 30, 2006.  Each share of the Super Preferred Stock is convertible into two shares of our common stock at the one-year anniversary of the date of issuance. As of September 30, 2006, the noteholders have converted $1,719,000 of principal into 1,806,998 shares of our common stock, of which 1,473,949 shares were issued and 333,049 shares were issuable as of September 30, 2006. The noteholders subsequently converted $543,100 of notes principal into 907,252 shares of our common stock. The converted shares are subject to a one-year restriction from trading under Rule 144 of the Securities Act of 1933 and have piggyback registration rights. There are no penalty provisions related to the registration rights.

Under Emerging Issues Task Force (“EITF”) 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company has allocated the proceeds from issuance of the Convertible Notes and Super Preferred Stock based on the proportional fair value basis for each item. Consequently, as of September 30, 2006, the Convertible Notes were recorded with discounts of $804,025, based on the ascribed value of the 2,412,100 shares of the Super Preferred Stock which was valued at $0.50 per share by an independent valuation consultant.

A beneficial conversion discount was recorded on the Convertible Notes since each of the Convertible Notes was convertible into shares of common stock at an effective conversion price lower than the prevailing common stock share price on the note issuance date. The beneficial conversion amount was limited to the portion of the cash proceeds allocated to the Convertible Notes of $1,608,075 as of September 30, 2006. As a result, the Convertible Notes were fully discounted.

A beneficial conversion discount was also recorded on the Super Preferred Stock since the Super Preferred Stock was convertible into shares of common stock at an effective conversion price lower than the prevailing common stock share price on the note issuance date. The beneficial conversion amount was limited to the portion of the cash proceeds allocated to the Super Preferred Stock of $804,025.

The combined value of the discount and the related beneficial conversion feature on the Convertible Notes in the amount of $2,412,100 is being amortized over the term of the Convertible Notes of three years using the effective interest yield method. Under EITF 00-27, the amortization of the discount on the Convertible Notes and discount related to the beneficial conversion feature on the Convertible Notes was recorded as interest expense. Upon the conversion of the notes, the unamortized balance of the discounts was expensed immediately. The discount related to the beneficial conversion feature on the Super Preferred Stock of $804,025 was recorded as a preferred dividend over the one year holding period prior to the earliest conversion date of the Super Preferred Stock into common stock. A preferred dividend of $216,915 related to the beneficial conversion feature was recorded for the nine months ended September 30, 2006.

Under FASB 34, “Capitalization of Interest Costs”, and FAS Interpretation 33, “Applying FASB Statement No. 34 to Oil and Gas Producing Operations Accounted for by the Full Cost Method”, interest expense, including amortization of debt discounts, on expenditures for significant exploration activities are capitalized. Therefore, the Company capitalized part of the interest expense resulting from the amortization of discount on the Convertible Notes based on the portion of the Convertible Notes identified as the funding source for the Company’s exploration activities. Consequently, the Company recorded capitalized interest of $226,316 on the Convertible Notes for the nine months ended September 30, 2006. Interest expense resulting from amortization of discounts related to the beneficial conversion features on the Convertible Notes was not capitalized.

Amortization of discount on the portion of the Convertible Notes not used to fund the Company’s exploration activities was expensed. As a result, the Company recorded interest expense of $1,515,795 for the nine months ended September 30, 2006.

In connection with the issuance of the Convertible Notes, the Company incurred a 10% placement fee of $241,210 ($5,000 was accrued as of September 30, 2006) to Fairhills Capital, a related party (see Note 11), which was recorded as deferred loan costs and is being amortized over three years. Upon conversion of the Convertible Notes, the unamortized balance of the related deferred loan costs was immediately expensed. For the nine months ended September 30, 2006, the Company has incurred $175,579 of amortization expense on the deferred loan costs.

Promissory Notes Convertible into Units of Indigo LP

On July 18, 2006, in return for $1,200,000 we issued to three noteholders convertible promissory notes. The notes matured on January 18, 2007 and bore interest at 6% per annum. The noteholders had the right to convert at any time before maturity of the notes, the outstanding note balance into 4 Units of Indigo LP upon the same terms and conditions as then contemplated by the private placement offering and the Partnership Agreement, provided that Indigo LP raised at least $1,000,000 of gross proceeds in the private placement offering to be utilized for the drilling activities of Indigo LP. On October 26, 2006, the entire amount of $1,200,000 was converted into 4 Units of general partnership interests in Indigo LP. As of September 30, 2006, accrued interest on the promissory notes amounted to $14,597. In connection with the issuance of these convertible promissory notes, the Company also incurred 10% of placement fee to Fairhills in the amount of $120,000 under the SPA (see Note 11), which was recorded as a prepayment as of September 30, 2006.

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

On January 27, 2006, the payment terms of the contracts were amended and extended to both ratify and confirm the remaining balance due under the terms of the original agreement and to require aggregate payments of $75,000 per month on the balance of $650,000 through June 30, 2006 together with any unpaid balance at that date. The payment terms of the contracts were amended again in July 2006 to provide for periodic payments through May 1, 2007 for Moore and October 1, 2006 for Love, when the final payments on the obligation were due. The July 2006 amendments also provided that Moore and Love would each receive fixed interest payments of $10,000 and $15,000, respectively. The obligation due to James Love was paid off in September 2006, including the interest payment of $15,000. As of September 30, 2006, the balance due to Moore was $264,642. On March 23, 2007, the payment terms of the contract with Moore were amended again such that payments of $50,000 will be made each month from April through July 2007; $70,000 will be paid in August 2007, and $20,000 will be paid in September 2007. The September payment represents additional interest of $20,000 on the outstanding balance.

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

On February 15, 2007, we agreed to issue 375,000 shares of our common stock to a consultant in compensation for services rendered by the consultant in 2005. The shares were valued at $0.45 per share using the per share value for the 74,605,000 shares of common stock we originally issued to various consultants during the first quarter of 2006 in compensation for their services rendered in 2005 (see Note 9). Consequently, we recorded a consulting fee of $168,750, which was accrued as of September 30, 2006.

Note 8 - Loss Per Share

Loss per common share is calculated in accordance with SFAS No. 128, Earnings Per Share. Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued and if the additional common shares were dilutive. Shares associated with convertible debts and convertible preferred stock are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share). At September 30, 2006 and 2005, the Company had potentially dilutive shares of 5,546,179 and 0, respectively.

Note 9 - Stockholders’ Equity

Preferred Stock

On April 10, 2006, our Board of Directors authorized the designation of 25,000,000 of our authorized but unissued shares of preferred stock as Series A Convertible Super Preferred Stock with par value of $0.001 per share. Each share of the Super Preferred Stock is convertible into two shares of our common stock after one year.  The conversion price is subject to proportional adjustment for stock splits, combinations, recapitalizations and stock dividends. Holders of the Super Preferred Stock are not entitled to receive dividends paid on common stock. In the event of liquidation, dissolution or winding up of the Company, the holders of the Super Preferred Stock shall be entitled to receive, before any distribution to holders of our common stock, eight times the sum available for distribution to common stockholders. Holders of our Super Preferred Stock have voting rights five times of those of our common stockholders. As of September 30, 2006, we had 2,412,100 shares of issuable Super Preferred Stock related to our issuance of convertible notes in the amount of $2,412,100 (see Note 5). As of April 9, 2007, we had 2,662,100 shares of Super Preferred Stock outstanding.

On April 26, 2006, our Board of Directors approved the issuances of (1) 5,000,000 shares of our Super Preferred Stock to Mr. Dave Larson for employment services, and (2) 5,000,000 shares of our Super Preferred Stock to Consumer Value Network, Inc. (“Consumer Value”) for consulting services rendered. Mr. Larson and Consumer Value agreed to return the shares in December 2006 pursuant to their respective consulting termination agreements (see Common Stock section below for details of the termination agreements).

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

Common Stock

During 2005 and the first quarter of 2006, pursuant to a private placement memorandum, we agreed to issue 4,942,000 shares of our common stock at $0.25 per share for $1,236,225. We received $906,250 of cash proceeds in 2005, and therefore 3,622,000 shares were issuable at December 31, 2005. We received additional cash proceeds of $329,975 and $50,000 in the first and second quarters of 2006, respectively. During the nine months ended September 30, 2006, we issued a total of 5,122,000 shares of common stock in connection with the private placement. As of September 30, 2006, 20,000 of these shares remained issuable.

During the second quarter of 2006, we issued 175,000 shares of our common stock to a private investor as part of the consideration for the investor to loan $175,000 to us in connection with our drilling efforts, which were recorded at $4,886 (see Note 5). Upon the investor’s request for the conversion of the $175,000 loan in August 2006, we agreed to issue 700,000 shares of common stock to the investor, which were issuable as of September 30, 2006. In March 2006, we also sold 900,000 shares of our common stock to this investor at $0.055 per share for total proceeds of $50,000.

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

In December 2006, we entered into a Termination Agreement with Mr. Larson to terminate the consulting agreement since it was subsequently determined that the services as contemplated by the consulting agreement had not been performed by Mr. Larson, resulting in a material breach of the terms of the consulting agreement. As a result, in December 2006, Mr. Larson returned the 18,000,000 shares of common stock we issued to him and his affiliate. Pursuant to the Termination Agreement, Mr. Larson also returned the 5,000,000 shares of our Super Preferred Stock (see Preferred Stock section above).

•
We issued a total of 15,000,000 shares to two entities [8,000,000 shares to Impact Consulting, Inc. (“Impact”), and 7,000,000 shares to Stone Creek Equity, LLC (“Stone Creek”)] in compensation for consulting services provided by those entities pursuant to the consulting agreements we entered with them in February 2006. Impact and Stone Creek are under the common control of Stephen White. Upon the receipt of these shares, Mr. White and his affiliates became a shareholder of Indigo with more than 5% stock ownership interest.

In December 2006, we entered into a Termination Agreement with Consumer Value, a non-related party, Impact, and Stone Creek to terminate the consulting agreements since it was subsequently determined that the services as contemplated by the consulting agreements had not been performed by the three entities, resulting in a material breach of the terms of the consulting agreements. As a result, in December 2006, Consumer Value, Impact, and Stone Creek returned 8,000,000, 7,600,000, and 7,000,000 shares of common stock to us, respectively.

•
We issued 700,000 shares to Stanley Teeple, Inc. (“STI”), an entity owned by Stan Teeple, in compensation for consulting services Mr. Teeple provided to us. Mr. Teeple became our Secretary and Treasurer and Board Director since July 2006.

In December 2006, we entered into a Termination Agreement with STI to terminate the consulting agreement since it was subsequently determined that the services as contemplated by the consulting agreement had not been performed by STI, resulting in a material breach of the terms of the consulting agreement. As a result, in December 2006, STI returned the 700,000 shares to us.

Since the subsequent cancellation of the total of 41,300,000 shares we originally issued to Dave Larson, Consumer Value, Impact, Stone Creek, and STI was a result of their failure to perform under the terms of the consulting agreements and since we had not issued any of our 2006 financial statements as of the date of the termination agreements, we did not deem those shares ever validly issued and therefore assigned no value to the shares. Accordingly, only 33,305,000 out of the original 74,605,000 shares were validly issued as of September 30, 2006, which were valued at $0.45 per share based on our market-trading price on February 23, 2006, for a total of $14,987,250. Of the 33,305,000 shares, 12,400,000 were issued to related parties, which were recorded as a consulting expense in the amount of $5,580,000.

As disclosed under Note 7, on January 13, 2006, we issued a total of 3,000,000 shares of common stock to our former officers and directors and 1,000,000 shares to a consultant for services rendered in 2005. The shares were valued at $0.25 per share for $1,000,000, which was expensed in 2005. In addition, on April 24, 2006, we issued a total of 3,100,000 shares to various parties for consulting services they rendered in 2005. The shares were valued at $0.25 per share for $775,000, which was expensed in 2005.

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

On May 15, 2006, in connection with the resignation of Curtis Fleming, our former President and Board Director, our Board of Directors agreed to have Mr. Fleming retain 950,000 of the 1,000,000 shares we previously issued to him (see Note 7) but canceled the remaining 50,000 shares, in consideration for which we agreed to pay Mr. Fleming $20,000 in periodic payments. This obligation was paid as of September 30, 2006.

On June 3, 2006, our Board of Directors authorized the issuance of an aggregate number of 1,125,000 shares of our common stock to various parties in compensation for consulting services performed in 2005, which included 700,000 shares to Stephen White, a related party. The shares were valued at $2.10 per share, which was our stock trading price on June 3, 2006, for a total of $2,362,500 including $1,470,000 for the 700,000 shares we issued to Mr. White.

As disclosed under Note 5, as of September 30, 2006, we have issued 1,473,949 shares of common stock upon the noteholders’ conversion of the Convertible Notes, and had 333,049 shares of issuable common stock.

On July 11, 2006, we entered into a Mutual Release and Settlement Agreement (“Moore Settlement Agreement”) with Jerry Moore, certain of his family members and affiliates (“Moore Family”). Moore Family had received 49,100,000 of our shares of common stock and became the majority shareholder of us on December 15, 2005 through the recapitalization (see Note 2). Under the Moore Settlement Agreement, Moore Family agreed to surrender to us 28,485,000 shares of our common stock, in exchange for which we agreed to pay Moore Family a total of $150,000 in installment payments, commencing September 1, 2006. According to the settlement agreement, our obligation to pay $150,000 was secured by a security interest in 3,485,000 shares of our common stock, which were to be retained by an escrow agent and could be liquidated if we failed to make the payment. In October 2006, Moore Family surrendered all 28,485,000 shares of our common stock and relinquished its rights to place 3,485,000 shares in an escrow account. As of September 30, 2006, we have paid $50,000 to Moore Family. On March 23, 2007, we entered into a Modification Agreement with Moore Family to extend the payment terms on the remaining balance as follows: $25,000 to be paid on April 12, 2007; $50,000 on May 10, 2007, and $25,000 on June 1, 2007. In addition, we are required to pay an additional $20,000 on July 1, 2007 as interest on the outstanding balance.

In connection with the Moore Settlement Agreement, in July 2006, certain of our shareholders paid to Moore Family a total of $900,000 as additional consideration for settling our obligation with Moore Family. Under the SEC Staff Accounting Bulletin (“SAB”), Topic 5T, “Miscellaneous Accounting”, payments made by a principal stockholder of a company to settle the company’s obligations were deemed to be capital contributions by the stockholder to the company. Therefore, we recorded the $900,000 paid to Moore Family by our shareholders as settlement expense with a corresponding credit to additional paid-in capital.

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

In projects in which the Company is not the operator, but in which it owns a non-operating interest, the operator for the prospect maintains insurance to cover its operations and the Company may purchase additional insurance coverage when necessary.

There can be no assurance that insurance, if any, will be adequate to cover any losses or exposure to liability. Although the Company believes that the policies obtained by operators or the Company itself provide coverage in scope and in amounts customary in the industry, they do not provide complete coverage against all operating risks. An uninsured or partially insured claim, if successful and of significant magnitude, could have a material adverse effect on the Company and its financial condition via its contractual liability to the prospect.

Potential Loss of Oil and Gas Interests/ Cash Calls

Although the Company has entered into turnkey contracts with various operators for the drilling of oil and gas properties, and has entered into certain forbearance agreements for delinquent amounts due on these contracts (see Note 4), it might be subject to future cash calls due to (1) the drilling of any new well or wells on drilling sites not covered by the original turnkey contracts; (2) rework or recompletion of a well; (3) deepening or plugging back of dry holes, etc. In addition, the Company has acquired certain oil and gas leases, for which it has not paid all the acquisition costs (see Note 4). If the Company does not pay delinquent amounts due or its share of future Authorization For Expenditures (“AFE”) invoices, it may have to forfeit all of its rights in certain of its interests in the applicable prospects and any related profits. If one or more of the other members of the prospects fail to pay their share of the prospect costs, the Company may need to pay additional funds to protect its investments.

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

In February 2006, we agreed to compensate certain landowners for a right-of-way passage to accommodate our drilling requirements for our three initial wells. As a result, we incurred expenses of $35,040 to the landowners as of September 30, 2006. In addition, we are obligated to provide natural gas to one landowners’ residence at no charge and pay the landowner $5,000 on December 20 of each year for the life of the well. We subsequently paid the landowner $5,000 in February 2007 for the 2006 obligation.

Note 11 - Related Party Transactions - Not Disclosed Elsewhere

On February 22, 2006, David Albanese resigned as our Secretary and Treasurer and Board Director, in connection with which we agreed to have Mr. Albanese retain the 1,000,000 shares we previously issued to him (see Note 7) and pay him $24,000 in periodic payments through May 2006. Mr. Albanese agreed to be a consultant to us for a transitional period of at least 60 days. During the nine-month period ending September 30, 2006, we paid $32,000 to Mr. Albanese as a consulting fee.

On February 22, 2006, our Board of Directors appointed Alex Winfrey to replace David Albanese as our Secretary and Treasurer and Board Director. On June 30, 2006, Mr. Winfrey resigned, upon which we agreed to have Mr. Winfrey retain the 1,000,000 shares of common stock he owned. Of the 1,000,000 shares, 900,000 shares were issued to Mr. Winfrey in compensation for his services, which were part of the 3,100,000 shares we issued to various parties in April 2006 (see Note 7). During the nine-month period ending September 30, 2006, we paid $40,000 to Mr. Winfrey as a fee for his consulting services.

On May 26, 2006, we executed a consulting agreement with STI to provide services related to accounting and securities reporting for a one time fee of $10,000 plus reimbursement of certain expenses. On June 15, 2006, we executed a new consulting agreement with STI to provide the aforementioned services for a compensation of $5,000 per week for six months and reimbursement of related costs. In July 2006, our Board of Directors appointed Stan Teeple to replace Alex Winfrey as our new Secretary and Treasurer and Board Director. During the nine-month period ending September 30, 2006, we paid $100,000 to STI for consulting services, of which $25,000 was recorded as prepaid expense - related party as of September 30, 2006 and the remaining $75,000 was expensed. We also owed STI $6,205 for reimbursable expenses, which was accrued for at September 30, 2006.

On February 27, 2006, Curtis Fleming resigned as our President and Board Director. As of September 30, 2006, we have paid off the entire obligation of $20,000 to Mr. Fleming in connection with our cancellation of 50,000 shares of common stock (see Note 9). During the nine-month period ending September 30, 2006, we paid $6,000 to Mr. Fleming as a consulting fee.

In February 2006, our Board of Directors appointed Dave Larson to replace Curtis Fleming as our new President and Board Director. During the nine-month period ending September 30, 2006, we paid $69,500 to Mr. Larson as a consulting fee, of which $4,000 was included in prepaid expenses - related party and the remaining $65,500 was expensed. Starting September 2006, Mr. Larson became an employee of us. As of September 30, 2006, we have paid approximately $8,000 of salary to Mr. Larson.

During the first quarter of 2006, we paid $11,000 to James Holland, our then officer and Board Director, for consulting services provided by Mr. Holland. On June 30, 2006, Mr. Holland resigned from his positions with us, in connection with which we agreed to have Mr. Holland retain the 1,000,000 shares we previously issued to him (see Note 7). During the nine-month period ending September 30, 2006, we paid $25,000 to Mr. Holland as a consulting fee, of which $6,000 was paid to Mr. Holland in the three-month period ending September 30, 2006 as a severance payment.

During the nine-month period ending September 30, 2006, we paid $40,000 to Impact, a related party controlled by Mr. Stephen White, of which $10,000 was included in prepaid expense- related party as of September 30, 2006. Mr. White and his affiliated entities owned more than 5% of our common stock.

Fairhills Transactions

On April 7, 2006, we entered into a Strategic Partnership Agreement (the “SPA”) with Fairhills. Ed Bronson, who is the managing director of Fairhills, served as our Board Director from June through October 2006. Pursuant to the SPA, Fairhills would: (1) provide legal services required and necessary for us to be compliant with the SEC reporting and regulatory requirements; (2) facilitate the introduction and engagement of market makers; (3) be responsible for funding requirements in support of oil and gas well drilling; (4) provide management services of our investor relation function; (5) facilitate raising funds through a debenture instrument for us and be responsible for all capital raising requirements based upon our business plan. In consideration for the services to be rendered by Fairhills, we agreed to compensate Fairhills by paying a placement fee of 10% of the aggregate amount of capital received by us from Fairhills’ clients, and issuing 25% of our capital stock to Fairhills. The term of the SPA was for a minimum period of three years, with Fairhills being the exclusive provider for services as set forth in the SPA. As of September 30, 2006, as disclosed in Note 5, we incurred a placement fee of $241,210 to Fairhills in connection with the issuance of the Convertible Notes; $320,000 in connection with the private placement offering of the partnership interests in Indigo LP as disclosed in Note 4, and $120,000 related to the issuance of the promissory notes in the total amount of $1,200,000 as disclosed in Note 5. As of March 3, 2007, we have paid Fairhills total placement fees of $706,210 in accordance with the SPA.

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

Note 12 - Subsequent Events Not Disclosed Elsewhere

Related Party

On March 1, 2006, we entered into a consulting agreement with Impact pursuant to which Impact agreed to provide services including business development, land and mineral sites development, strategic marketing plan, etc. commencing March 1, 2006 for one year. Impact is an entity controlled by Stephen White. Mr. White and his affiliated entities owned more than 5% of our common stock (see Note 9). Impact received $8,000 per month as a consulting fee and also received reimbursement for related costs. On June 30, 2006, we entered into a new consulting agreement with Impact, which superseded the original agreement (“Second Agreement”). Under the Second Agreement, Impact provided the identical services to Indigo, for a term commencing September 1, 2006 for one year, in consideration for which Impact received $10,000 per month and reimbursement of related costs. During the fourth quarter of 2006, we entered into another agreement with Impact under which Impact provided certain additional consulting services to us in November and December 2006, in exchange for a flat fee of $15,000 and reimbursement of related costs. On December 21, 2006, we entered into a new consulting agreement with Impact pursuant to which we agreed to pay Impact a monthly consulting fee of $10,000, and to issue Impact options, or cashless exercise warrants, during the first quarter of 2007 to acquire a minimum of 22,600,000 shares of our common stock at terms to be determined by our Board of Directors. This agreement superceded the Second. Agreement, and was effective on January 1, 2007 for a two-year period, and would be automatically renewed for consecutive one-year periods unless terminated by either party. On March 9, 2007, we entered into a new consulting agreement with Impact, whereby effective January 1, 2007, we were required to pay Impact a monthly consulting fee of $10,000, which was increased to $17,250 per month commencing March 2007. Impact is also to receive 25,000,000 shares of our Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock is automatically convertible into two shares of our common stock at a rate of 25% annually, commencing on April 1, 2007 through April 1, 2010. The Company is current in its obligation to Impact as of April 9, 2007.

On December 21, 2006, we entered into an employment agreement with Mr. Larson pursuant to which Mr. Larson would serve as our President for a two-year period commencing January 1, 2007. The agreement will automatically renew each year unless terminated for cause as defined in the agreement. As compensation, we agreed to pay Mr. Larson a salary of $17,250 per month. In addition, we agreed to issue to Mr. Larson options or cashless exercise warrants during the first quarter of 2007 to acquire a minimum of 18,000,000 shares of our common stock at terms to be determined by our Board of Directors. Under the terms of the agreement, Mr. Larson is prohibited from competing with us in the oil and gas business during his employment term, and for a one-year period subsequent to the termination of his employment with us.

On March 8, 2007, the Company entered into a new employment agreement with Mr. Larson which superceded but provided for the identical terms of cash compensation and restrictive covenants as Mr. Larson’s agreement of December 21, 2006. In addition, Mr. Larson is to receive 5,000,000 shares of our Series B Convertible Preferred Stock in April 2007, which is immediately convertible into 10,000,000 shares of our common stock. Mr. Larson is also to immediately receive stock options or cashless warrants to acquire 30,000,000 shares of our common stock at prices to be determined by the terms of a stock option plan to be adopted by the Company. The options or warrants are exercisable ratably over a three-year period commencing April 1, 2008.

On December 21, 2006, we entered into a third consulting agreement with STI pursuant to which we agreed to pay STI a weekly consulting fee of $5,000, and issue to STI options or cashless exercise warrants during the first quarter of 2007 to acquire a minimum of 5,000,000 shares of our common stock at terms to be determined by our Board of Directors. The agreement was effective on January 1, 2007 for a two-year period and would be automatically renewed for consecutive one-year periods unless terminated by either party.

On March 8, 2007, the Company entered into a fourth consulting agreement with STI which superceded but provided for the identical terms of cash compensation as STI’s agreement of December 21, 2006. In addition, STI is to be reimbursed for certain medical and dental insurance coverage, an auto allowance of $1,000 per month, and certain other fringe benefits. STI is also to immediately receive options or cashless warrants to acquire 20,000,000 shares of our common stock at prices to be determined by the terms of a stock option plan to be adopted by the Company. The options or warrants are exercisable ratably over a four-year period commencing April 1, 2007.

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

On October 18, 2006, we engaged Point Capital Partners, LLC (“Point Capital”) to provide due diligence and financial advisory services for us. The agreement was on a month-to-month basis for a period of three months. Under the engagement agreement, we are required to pay Point Capital an initial fee of $10,000, additional fee of $10,000 thirty days after the engagement date and another $10,000 sixty days after the engagement date. As of April 2, 2007, we owed $20,000 to Point Capital.

On October 18, 2006, we entered into a letter of intent with JD Carty Resources, LLC (“JD Carty”) whereby we agreed to provide JD Carty with the necessary capital to lease, drill and operate on approximately 80,000 acres of oil and gas properties located in Magoffin county of Kentucky in exchange for a 50% working interest in wells drilled on these properties. As of April 2, 2007, no definitive agreement has been consummated.

In October 2006, a subcontractor of Mid-East Oil Company (“Mid-East”), our operator under DOA4, filed Mechanic’s Liens against both Mid-East and us on certain oil and gas properties drilled by the subcontractor for claims aggregating $390,253, due to the failure of us to pay our obligations for the drilling costs. The Company has engaged counsel to resolve these lien claims, which were still pending as of April 2, 2007. However, we expect to pay off our obligations to the subcontractor in the near future.

On November 27, 2006, the Company borrowed $450,000 from a private lender and issued a promissory note to the lender. The note had a maturity date of February 26, 2007, and bears interest at a fixed amount of $50,000. The lender was also provided a 100% net royalty interest in Indigo No. 3 well (one of the three initial wells we drilled), of which 75% will revert back to the Company upon repayment of the note. Payments that are not made within 10 days of the maturity date are subject to a late charge of 10% of the principal plus interest on the note, which equals $50,000.

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

In December 2006, the Company was cited for certain violations by the West Virginia Department of Environmental Protection (“DEP”), pertaining to the drilling area around their wells. The violations generally consist of: the Company’s failure to seed and mulch the ground in the well area; the failure to properly mark the wells with signage; and leaving certain piping on the ground. In February 2007, the Company engaged a contractor to cure these violations and obtain abatements from the DEP. The estimated remediation costs are about $50,000, of which $25,000 was paid by the Company in February 2007. The remaining $25,000 is expected to be paid in April 2007 upon completion of the work by the contractor. At that time, it is expected that the DEP will abate all violations. The DEP has allowed the Company to continue its drilling and production during this curative process.

During the period from October 2006 to March 2007, the Company issued an aggregate of 24,897 shares to Gersten Savage, LLP in exchange for legal services rendered.

On January 19, 2007, we borrowed $200,000 from an individual lender and issued a promissory note which provided the lender with a 30% net royalty interest in our Indigo No. 2 well from the date of the funding through January 23, 2008, the maturity date of the note. On the maturity date, as full satisfaction for the note, the lender will have the option of either receiving repayment of half of the borrowing of $100,000 and retaining a 15% net royalty interest in our Indigo No. 2 well for the life of the well, or receiving repayment of the entire borrowing of $200,000. In addition, the lender was entitled to 200,000 shares of our common stock to be issued within thirty days of the date of funding. In the event the note is unpaid within ten days of its due date, we will incur a late charge equal to 10% of the note amount. In March 2007, we issued 200,000 shares of common stock to the lender.

On January 25, 2007, we borrowed $80,000 from an individual lender and issued a promissory note, which provided the lender with a 12% net royalty interest in Indigo No. 2 well (one of our three initial wells) from the date of the funding through January 25, 2008, the maturity date of the note. On the maturity date, as full satisfaction for the note, the lender will have the option of either retaining the 12% net royalty interest in our Indigo No. 2 well for the life of the well; or receiving repayment of the entire borrowing of $80,000 and retaining a 6% net royalty interest in our Indigo No. 2 well for the life of the well. In addition, the lender was entitled to 100,000 shares of our common stock to be issued within thirty days of the date of funding. In the event the note is unpaid within ten days of its due date, we will incur a late charge equal to 10% of the note amount. In March 2007, we issued 100,000 shares of common stock to the lender.

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

On February 12, 2007, we entered into a consulting agreement with Epicenter, whereby Epicenter is to provide consulting services and business development support; assist in the development of our commercial land and mineral sites; provide direction for the development of our research and development program, and to assist in the development of our strategic marketing plan. The term of the consulting agreement was two months commencing January 31, 2007. Epicenter will be compensated with a payment of $36,000 due April 1, 2007 and the issuance of 72,000 shares of our common stock, which were issued in February 2007. We failed to pay Epicenter the $36,000 on April 1, 2007 and are currently in discussions with Epicenter to resolve our default under this agreement.

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

On February 26, 2006, we entered into a settlement agreement with Morgantown Excavators, Inc. (“MEI”) for the outstanding balance of $50,010 we owed to MEI for the environmental remediation services provided by MEI during the first and second quarter of 2006. Under the settlement agreement, we agreed to pay MEI $5,000 on or before the 15th day of each month for the period March through November 2007 and to make a final payment of $5,010 on or before December 15, 2007. The outstanding balance of $50,010 was included in accrued expenses as of September 30, 2006.

In March 2007, the Company authorized 67,500,000 shares of a newly designated class of Series B convertible preferred stock (“Series B Convertible Preferred Stock”) of which a total of 42,500,000 shares are to be issued consisting of 25,000,000 shares to Impact, 12,500,000 to HUB and 5,000,000 to Dave Larson, the president of Indigo, under the terms of their respective consulting, advisory service and employment agreements. The terms of the Series B Convertible Preferred Stock provide the holder with the capacity for two times the number of votes on all matters submitted to the common shareholders, and with a liquidation preference equal to two times the amount distributable to the common shareholders prior to any liquidating distribution being paid to common shareholders. The Series B Convertible Preferred Stock carry no dividend rights and are automatically converted into two shares of common stock for each Series B share held. In the event the Series B shareholder is no longer engaged or employed by the Company, the Series B Convertible Preferred Stock which have not been converted are immediately cancelled.

On March 23, 2007 the Company entered into an agreement with a consultant to provide investor relations services, which include assistance in corporate planning and business strategies, as well as to introduce the Company to potential investors. The consulting agreement was effective March 23, 2007 for one year and will be automatically renewable for another year. The consultant will be compensated for introducing parties that invest in the company by receiving a) cash compensation of 3.5% of the gross amount raised from an introduced party; b) 5% of the shares of common stock granted to an introduced party by the Company, and c) warrants that will allow the consultant to acquire 400,000 shares of our common stock at $1.50 per share. The warrants are exercisable no later than three months after issuance, have an exercise period of 7 years, and have piggyback registration rights. The consultant is also entitled to compensation on any additional financing transactions arising from the introduction of the consultant for a period of five years following the original one year terms of the consulting agreement.

On March 7, 2007, the Company entered into a consulting agreement with Big Apple Consulting USA, Inc. (“Big Apple”), whereby Big Apple will market and promote the Company to its network of brokerage firms and market makers. Big Apple is responsible for locating and introducing potential investors to the Company through telemarketing and other networking activities, as well as representing the Company in responding to investor inquiries. The Company is to compensate the consultant in the aggregate amount of $450,000, in the form of either the Company’s shares of common stock or cash, at the Company’s option. Upon the execution of the consulting agreement, the Company issued 333,332 shares of its common stock to Big Apple as payment for the first and last month’s compensation under the terms of the contract. The Company is also required to provide Big Apple with the option to purchase common stock valued at $2,000,000 at a price per share equal to 50% of the previous five-day average closing bid price for the Company’s stock. As of April 9, 2007, the Company deposited 5,000,000 shares of its common stock into an escrow account held by an attorney, to be used as the source of the common stock that would be acquired upon the consultant exercising the aforementioned option. The term of the consulting agreement is for one year, and the Company has the right to extend the term for an additional year after the initial expiration date.

As part of the consulting agreement, Big Apple will retain Management Solutions International, Inc. (“MSI”) to assist the Company raising private capital by providing services that include financial consultation, business planning, acquisition strategy and communications, as well as direct assistance in the drafting of private placement memoranda and subscription documentation. As compensation for its services, MSI is to receive a commission equal to 5% of the gross proceeds from investments made by investors introduced by MSI. This commission is to be paid to MSI should MSI introduce investors to the Company irrespective of the status of the consulting agreement with Big Apple.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Plan of Operation

In September 2005, we entered into a Services Agreement with Falcon Holdings, LLC (“Falcon”) for turnkey drilling operations (the “Falcon Agreement”). Falcon has performed work for the Company in preparation for permits, right of ways, and delivery of gas into line. Falcon has also engaged Smith Survey and Permit Company to apply for the drilling permit in West Virginia, for a meter tap into Equitran, LP's (“Eqitran”) natural gas gathering pipeline system. We anticipated being able to transmit up to 2000 MCF on a daily basis and eventually entering into a natural gas purchase agreement with Equitran.

There is an approximate thirty (30) day interval between permit issuance and delivery of the first drilling rig on a selected site. Once a well has been drilled, which normally takes 5-7 days at 24 hours per day of drilling, the operator sets up the wire reading of the drilled hole. Once the wire has been completed, the pipe is installed, cemented and fracked for production. The agreement with Falcon was terminated in May 2006 and the Company became its own operator on Indigo's property. Drilling commenced on the wells during the second quarter of 2006 and all three wells were completed in September and October of 2006. (See Note 10 “Commitments and Contingencies--Other” to the Financial Statements for an update as of the date of this report.)

During the second quarter of 2006, the Company entered into certain agreements with HUB Energy, LLC. (“HUB”) The HUB agreements consisted of the Advisory Services Agreement, Option Agreement and the Registration Rights Agreement.

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

On December 28, 2006, we entered into a letter agreement amending the Hub Advisory Service Agreement, which eliminated our obligation to issue HUB options to purchase the total of 15 million shares upon HUB's completion and delivery of a total of 250 wells as described above. Instead, under the amendment agreement, we were required to issue options to HUB to purchase 7,000,000 shares of our common stock at terms to be determined by our Board of Directors. A second amendment to the Hub Advisory Service Agreement was entered into in March 2007, whereby Hub is to receive 12,500,000 shares of our Series B convertible preferred stock in place of the 7,000,000 options to purchase the Company’s common stock. The 12,500,000 shares of Series B convertible preferred stock is convertible into shares of the Company’s common stock as follows: 5,000,000 shares are convertible into 10,000,000 shares immediately, and 2,500,000 shares are each convertible into 5,000,000 shares in April of 2008, 2008 and 2010, respectively. Under the Advisory Service Agreement, HUB is entitled to receive the following fees:

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

Pursuant to the Advisory Service Agreement, all the oil and gas drilling activities will be completed using a Drilling and Operating Agreement. The Company agreed that each operator will charge a different turnkey drilling price for wells drilled due to differences in depth, number of zones frames, etc. The Company also agreed that it will provide all operators as well as the Advisor the right to participate in any wells drilled under the Drilling and Operating Agreement, provided, that in no case will the Company have less than 50% of the working interest in each well.

In July 2006, as prescribed by the Advisory Service Agreement, Indigo-Energy Partners, LP (“Indigo LP”), a limited partnership in which we are the managing general partner (see Indigo-Energy Partners LP section under Note 4 “Oil and Gas Properties” to the Financial Statements for more details about the partnership), entered into the following Drilling and Operating Agreements on the respective drilling area:

1.
Drilling and Operating Agreement between Indigo LP and TAPO Energy, LLC ("Operator1"), with HUB as its Advisor ("DOA1"). Under DOA1, Operator1 agreed to drill, complete and operate five wells in the drilling area as defined by DOA1 for a term as long as any well covered is producing oil or gas. The turnkey price per well is $350,000. In exchange for the turnkey price, Operator1 will provide one well complete to the pipeline. Upon completion of each well and payment in full by Indigo LP, Operator 1 will assign Indigo LP an agreed upon working interest in the wells as prescribed under DOA1.

2.
Drilling and Operating Agreement between Indigo LP and Dannic Energy Corp. ("Operator2"), with HUB as its Advisor ("DOA2"). Under DOA2, Operator2 agreed to drill, complete and operate five wells in the drilling area as defined by DOA2 for a term as long as any well covered is producing oil or gas. The turnkey price per well is (A) three wells at $290,970 and (B) two wells at $277,565. In exchange for the turnkey price, Operator2 will provide one well complete to the pipeline. Upon completion of each well and payment in full by Indigo LP, Operator 2 will assign Indigo LP an agreed upon working interest in the wells as prescribed under DOA2.

3.
Drilling and Operating Agreement between Indigo LP and P&J Resources, Inc. ("Operator3"), with HUB as its Advisor ("DOA3"). Under DOA3, Operator3 agreed to drill, complete and operate five wells in the drilling area as defined by DOA3 for a term as long as any well covered is producing oil or gas. The turnkey price per well is $258,000. In exchange for the turnkey price, Operator3 will provide one well complete to the pipeline. Upon completion of each well and payment in full by Indigo LP, Operator 3 will assign Indigo LP an agreed upon working interest in the wells as prescribed under DOA3.

4.
Drilling and Operating Agreement between Indigo LP and Mid-East Oil Company ("Operator4"), with HUB as its Advisor ("DOA4"). Under DOA4, Operator4 agreed to drill, complete and operate ten wells in the drilling area as defined by DOA4 for a term as long as any well covered is producing oil or gas. The turnkey price per well is (A) three wells at $290,970, (B) four wells at $332,985, and (C) three wells at $353,804. In exchange for the turnkey price, Operator4 will provide one well complete to the pipeline. Upon completion of each well and payment in full by Indigo LP, Operator 4 will assign Indigo LP an agreed upon working interest in the wells as prescribed under DOA4.

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

On July 24, 2006, we entered into a Joint Venture Agreement with Epicenter Oil & Gas, LLC, a Florida limited liability company ("Epicenter") (Epicenter and the Company will be referred to collectively as the "Parties"), HUB, and Golden Eagle Resources, Inc., a Colorado corporation ("Golden Eagle"), to lease approximately 16,000 gross oil and gas acres for the purpose of exploring and developing oil and natural gas from oil and gas horizons through the base of the Devonian geologic formation in Johnson County, Illinois (the "Joint Venture"). The Parties may jointly or severally acquire the leasehold acreage during the term of the joint venture and agree to establish an Area of Mutual Interest ("AMI") encompassing Johnson County, Illinois (the "Contract Area"). The AMI will remain in effect for a period of three years unless sooner terminated or extended by mutual written consent of Epicenter and Indigo. Epicenter and us will each own a 50% working interest in leases within the AMI. Under the Joint Venture, in consideration for a 50% interest in the assets of the Joint Venture, which are 100% of the oil and gas leasehold acres, we agreed to pay to Epicenter $335,703, which also served as consideration for expenses incurred by Epicenter, its third party vendors and others in researching title options and bidding for and purchasing leases in the Contract Area. We also agreed to be responsible for 100% of all costs incurred in the leasehold acquisition phase of the Joint Venture for a period of three years from July 24, 2006. During the term of the Joint Venture, and for a period of 24 months following it, the Company and Epicenter have the right to elect to acquire its proportionate share of any acquisition of oil and gas leases within the AMI made by the other. In all leases within the AMI, Epicenter and us jointly own a net revenue interest of 81.25% with 1.3125% assigned to HUB and Golden Eagle each as overriding royalty interest in compensation for their consulting services. An additional overriding royalty interest of 3.625% was assigned to other parties for their services in researching and identifying the Contract Area.

The Company needs to raise significant funds for future drilling and operating costs once production has commenced. Any fundraising conducted by the Company will most likely result in the issuance of additional shares of common stock which will dilute the ownership interests of the Company's current shareholders. The Company is committed to invest approximately $1,400,000 in the next 12 months to fund the tangible drilling costs for Indigo LP. In addition, the Company will be required to fund an additional $325,000 and $125,000 to fund its obligations to Epicenter and HUB, respectively.

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

Results of Operations

For the six and ninth month period ended September 30, 2005, we were a dormant company with no activities. As such we do not believe that our operating activities for the six or ninth month periods ended September 30, 2006 are comparable to those for the six and ninth months ended September 30, 2005.

Three Months Ended September 30, 2006

We incurred a net loss for the three months ended September 30, 2006 of $3,669,546, primarily attributable to the interest expense incurred as a result of the amortization of discounts on our convertible notes, settlement expense incurred with a former shareholder, and professional fees incurred in connection with the filing of our quarterly and other reports with the SEC.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2006 were $1,049,218 which consisted primarily of $774,836 in accounting and legal fees related to bringing our records and filings up to date, consulting services and salaries in the amount of $159,979 and professional fees for investor relations services in the amount of $52,567.

Operating Expenses

Operating expenses consisted primarily of right-of-way costs incurred to allow us to drill on our properties.

Interest Expense

Interest expense for the three-month period ended September 30, 2006 was $1,700,538 which consisted of the amortization of the discounts and loan fees on our convertible notes in the amount of $1,630,704 and interest on our convertible loans of $60,842.

Settlement Expense - Related Party

We incurred settlement expense for a payment made by certain of our shareholders to Jerry Moore and his family in the amount of $900,000 for the three months ended September 30, 2006.

Nine Months Ended September 30, 2006

We incurred a net loss for the nine months ended September 30, 2006, of $22,532,251, primarily attributable to issuing a substantial number of shares of our common stock to various parties as compensation for their consulting services.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2006, were $19,678,525, which consisted primarily of share-based consulting. During the nine months ended September 30, 2006, we issued an aggregate of 36,758,000 shares of our common stock to various parties as compensation for consulting services. We also incurred a liability to issue 375,000 shares of common stock to a consultant who performed services to us during the first six months of 2006. This resulted in share-based compensation expense of $18,100,500, of which $7,050,000 was incurred with related parties. The services consisted of professional fees from attorneys and accountants, technical services from oil and gas engineers and personal services from our officers and directors. General and administrative expenses for the nine months ended September 30, 2006, also include non-share-based consulting fees, accounting, legal and other professional fees and salaries to our employees in the total amount of $1,467,496 of which $298,251 was incurred with related parties.

Operating Expenses

Operating expenses consisted primarily of right-of-way costs incurred to allow us to drill on our properties.

Interest Expense

Interest expense for the nine-month period ended September 30, 2006 was $1,933,936 which consisted of the amortization of the discounts and loan fees on our convertible notes in the amount of $1,691,374 and interest on our convertible loans of $242,789.

Settlement Expense - Related Party

We incurred settlement expense for a payment made by certain of our shareholders to Jerry Moore and his family in the amount of $900,000 during the third quarter of 2006.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of our common stock and the use of convertible debt. As of September 30, 2006, we had a cash balance of $132,516.

For the Nine Months Ended September 30, 2006:

Net cash used in operating activities was $971,321. The funds were primarily used to pay general and administrative expenses.

Net cash used in investing activities was $5,323,101, which was used to fund oil and gas drilling and lease acquisition costs.

Net cash provided by financing activities was $6,177,623, representing proceeds from our issuance of convertible debt in the amount of $3,787,100, less loan costs of $356,210, capital contributions from the participating partners of Indigo LP in the amount of $3,200,000, less syndication costs of $398,242, and private sales of common stock in the amount of $429,975, offsetting by cash used in the repurchase of our common stock of $30,000 as well as payments on notes issued to purchase treasury stock in the amount of $455,000.

At September 30, 2006, we had a working capital deficit of $3,800,162 compared to a working capital deficit of $2,660,964 at December 31, 2005. The increase in working capital deficit in the amount of $1,139,198 was due primarily to obligations incurred by Indigo LP under the drilling and operating agreements with the four operators in the amount of $1,086,877, offset by amounts prepaid under these programs of $418,600, our obligations due to various parties for well drilling costs incurred on our three initial wells as well as lease acquisition costs in the amount of $416,313, obligations to our independent auditor, attorneys and accountants in the amount of $689,806, asset retirement obligations on our wells in the amount of $120,000 and an issuance of convertible notes due within one year in the amount of $1,200,000 offset by a net decrease in our liabilities to be settled in common stock in the amount of $1,606,250.

We require a minimum of approximately $1,400,000 in order to fund the tangible drilling costs of Indigo LP, a total of approximately $450,000 to pay for our obligations due to Epicenter and HUB, and additional funds to meet our capital needs for the anticipated drilling, development, and production activities on the Indigo Property as well as any other oil and gas properties we may acquire over the next twelve months. In addition, in the event we locate additional prospects for acquisition, experience cost overruns at our current prospects or fail to generate projected revenues, we will also need additional funds during the next twelve months. Based on our current available cash resources, we will not have sufficient funds to continue to meet such capital calls, pay our debts and other liabilities, and operate at our current levels for the next twelve months. Accordingly, we will be required to raise additional funds through sales of our securities or otherwise. If we are unable to obtain additional funds on terms favorable to us, if at all, we may be required to delay, scale back or eliminate some or all of our exploration and well development programs and may be required to relinquish our interest in one or more of our projects.

Critical Accounting Policies and Estimates

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These accounting principles require management to use estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period. Management reviews its estimates, including those related to the determination of proved reserves, well completion percentage under the turnkey drilling programs, estimates of future dismantlement costs, income taxes and litigation. Actual results could differ from those estimates.

Our most critical accounting policy is as follows:

We account for oil and gas properties and interests under the full cost method. Under the full cost method, all acquisition, exploration and development costs incurred for the purpose of finding oil and gas are capitalized and accumulated in pools on a country--by--country basis. We only are concentrating our exploration activities in the United States and therefore we will utilize a single cost center.

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

Depletion and Depreciation

Upon attaining proved reserves, an estimate of the depletion and depreciation will be recorded based upon our utilization of our estimated oil and gas resources. Natural gas and oil reserves used in the full cost method of accounting cannot be measured exactly. Our estimate of natural gas and oil reserves requires extensive judgments of reservoir engineering data and is generally less precise than other estimates made in connection with financial disclosures. Assigning monetary values to such estimates does not reduce the subjectivity and changing nature of such reserve estimates. The uncertainties inherent in the disclosure are compounded by applying additional estimates of the rates and timing of production and the costs that will be incurred in developing and producing the reserves.

We consider depletion and depreciation of oil and gas properties and related support equipment to be critical accounting estimates, based upon estimates of total recoverable oil and gas reserves. Proved reserves will be based on the estimates of oil and gas reserves utilized in the calculation of depletion and depreciation are estimated in accordance with guidelines established by the Society of Petroleum Engineers, the Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations over prices and costs existing at year end, except by contractual arrangements. We emphasize that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. Our policy is to amortize capitalized oil and gas costs on the unit of production method, based upon these reserve estimates. It is reasonably possible that the estimates of future cash inflows, future gross revenues, the amount of oil and gas reserves, the remaining estimated lives of the oil and gas properties, or any combination of the above may be increased or reduced in the near term. If reduced, the carrying amount of capitalized oil and gas properties may be reduced materially in the near term.

Asset Retirement Obligations

We have adopted the Statement of Financial Accounting Standards No. 143, “Asset Retirement Obligations” (“SFAS 143”) which requires us to recognize an estimated liability for the plugging and abandonment of our oil and gas wells and associated pipelines and equipment. The liability and the associated increase in the related long-lived asset are recorded in the period in which our asset retirement obligation (“ARO”) is incurred. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset.

The estimated liability is based on historical experience in plugging and abandoning wells, estimated remaining lives of those wells based on reserves estimates and federal and state regulatory requirements. The liability is discounted using an assumed credit-adjusted risk-free rate.

Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs, changes in the risk-free rate or remaining lives of the wells, or if federal or state regulators enact new plugging and abandonment requirements. At the time of abandonment, we recognize a gain or loss on abandonment to the extent that actual costs do not equal the estimated costs.

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

•
Reliance upon independent financial reporting consultants not familiar with US generally accepted accounting principles or SEC rules and regulations for review of critical accounting areas and disclosures and material non-standard transactions.

•	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

•	Lack of formal policy for review and booking of stock issuances.

•	Lack of expertise in US generally accepted accounting principles.

•	Lack of expertise in US Securities and Exchange commissions rules and regulations.

•	Lack of formal process and timeline for closing the books and records at the end of each reporting period

•	Lack of formal policy for review and booking of contracts.

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

•	The Company has retained a new securities counsel firm with knowledge of, and background in SEC compliance and public security filings.

•	The Company has for the first time established an office, consolidated its record keeping, and engaged professional, competent officers of the corporation.

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

PART II

ITEM 1. LEGAL PROCEEDINGS.

None reportable during this interim period. (See Note 12 “Subsequent Events Not Disclosed Elsewhere” to the Financial Statements for an update.)
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In return for $2,662,100 received in April 2006 and continuing through October 2006, we issued convertible notes, (“Convertible Notes”) of which $2,412,100 was issued as of September 30, 2006. The notes had maturity dates three years from the date of issuance and bore interest at 8% per annum. Interest was due and payable only if the trading price of our stock fell below $0.15625 in a given month, whereby we would then be responsible for paying interest on the outstanding balance of the notes for that month. As of September 30, 2006, no interest expense has been incurred by the Company on these convertible notes. The noteholders could convert their notes anytime prior to the maturity date at a rate equal to 60% of the average of the lowest three trading prices during the twenty trading days preceding the conversion date. However, the noteholders could not convert any portion of their notes which would result in the noteholders and their affiliates beneficially owning more than 4.99% of our issued and outstanding shares. The noteholders also agreed to limit all of their conversions to no more than the greater of $100,000 per month or the average daily dollar volume calculated during the ten business days prior to a conversion. The note conversion price was subject to adjustment for merger, consolidation, reorganization, etc. as defined by the Convertible Notes. Each noteholder is entitled to receive one share of our Series A convertible super preferred stock (“Super Preferred Stock”) for each dollar that was invested in the Convertible Notes. As a result, we agreed to issue a total of 2,412,100 shares of our Super Preferred Stock to the noteholders, which were issuable as of September 30, 2006. Each share of the Super Preferred Stock is convertible into two shares of our common stock at the one-year anniversary of the date of issuance. As of September 30, 2006, the noteholders had converted $1,719,000 of principal into 1,806,998 shares of our common stock of which 1,473,949 shares were issued and 333,049 shares were issuable as of September 30, 2006. The converted shares are subject to a one-year restriction from trading under Rule 144 of the Securities Act of 1933 and have piggyback registration rights. There are no penalty provisions related to the registration rights.

On July 18, 2006, in return for $1,200,000 we issued to three noteholders convertible promissory notes. The notes matured on January 18, 2007 and bore interest at 6% per annum. The noteholders had the right to convert at any time before maturity of the notes, the outstanding note balance into 4 Units of Indigo LP upon the same terms and conditions as then contemplated by the private placement offering and the Partnership Agreement, provided that Indigo LP raised at least $1,000,000 of gross proceeds in the private placement offering to be utilized for the drilling activities of Indigo LP. On October 26, 2006, the entire amount of $1,200,000 was converted into 4 Units of general partnership interests in Indigo LP. As of September 30, 2006, accrued interest on the promissory notes amounted to $14,597.

During the nine months ended September 30, 2006, we issued a total of 5,122,000 shares of common stock in connection with a private placement of common stock $.25 per share. As of September 30, 2006, 20,000 of these shares remained issuable.

During the second quarter of 2006, we issued 175,000 shares of our common stock to a private investor as part of the consideration for the investor to loan $175,000 to us in connection with our drilling efforts, which were recorded at $4,886. Upon the investor’s request for the conversion of the $175,000 loan in August 2006, we agreed to issue 700,000 shares of common stock to the investor, which were issuable as of September 30, 2006.

On July 11, 2006, we entered into a Mutual Release and Settlement Agreement (“Moore Settlement Agreement”) with Jerry Moore, certain of his family members and affiliates (“Moore Family”). Moore Family received 49,100,000 of our shares of common stock and became the majority shareholder of us on December 15, 2005 through the recapitalization. Under the Moore Settlement Agreement, Moore Family agreed to surrender to us $28,485,000 shares of our common stock, in exchange for which we agreed to pay Moore Family a total of $150,000 in installment payments, commencing September 1, 2006. According to the settlement agreement, our obligation to pay $150,000 was secured by a security interest in 3,485,000 shares of our common stock, which were to be retained by an escrow agent and could be liquidated if we failed to make the payment. In October 2006, Moore Family surrendered all 28,485,000 shares of our common stock and relinquished its rights to keep the 3,485,000 shares in an escrow account. As of September 30, 2006, we have paid $50,000 to Moore Family. On March 23, 2007, we entered into a Modification Agreement with Moore Family to extend the payment terms on the remaining balance as follows: $25,000 to be paid on April 12, 2007; $50,000 on May 10, 2007, and $25,000 on June 1, 2007. In addition, we are required to pay an additional $20,000 on July 1, 2007 as interest on the outstanding balance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Identification of Exhibit
2.1	Exchange Agreement dated December 15, 2005 (1)
2.2	Amended Exchange Agreement dated December 15, 2005 (1)
3.1	Articles of Incorporation(1)
3.2	Articles of Amendment dated November 8, 1982(1)
3.3	Certificate of Amendment to Articles of Incorporation dated May 29, 1987(1)
3.4	Articles of Amendment dated December 4, 1987(1)
3.5	Certificate of Amendment dated February 25, 1999(1)
3.6	Certificate of Amendment dated January 11, 2006(1)
3.7	By-Laws dated January 25, 2006(1)
4.1	Form of Specimen of Common Stock(1)
10.1	Falcon Service and Drill Agreement(1)
10.2	Advisory Agreement with HUB (2)
10.3	Option Agreement with HUB (2)
10.4	Registration rights Agreement with HUB (2)
10.5	Indigo , L.P. Agreement dated July 2006
10.6	Drilling and Operating Agreement for Indigo Dannic 2006 5-Well Number 1dated July 2006
10.7	Drilling and Operating Agreement for Indigo-Mid East 2006 Well program 1dated July 2006
10.8	Drilling and Operating Agreement for Indigo-P&J 2006 5-Well program 1dated July 2006
10.9	Drilling and Operating Agreement for Indigo-TAPO 2006 5-Well program 1 dated July 2006
10.10	Joint Venture Agreement between Indigo Energy, Inc. and Epicenter Oil & Gas, LLC dated July 2006
14.1	Code of Ethics dated January 25, 2006(1)
16.1	Letter from Stirtz Bernards Boyden Surdel & Larter, P.A. dated January 27, 2006 (1)
31.1	Sarbanes Oxley Section 302 Certification
31.2	Sarbanes Oxley Section 302 Certification
32.1	Sarbanes Oxley Section 906 Certification
32.2	Sarbanes Oxley Section 906 Certification

(1)	Incorporated by reference, and as same exhibit number, from the Company's Current Report on Form 8-K filed February 2, 2006.

(2)	Incorporated by reference, and as same exhibit number, from the Company's Current Report on Form 8-K filed October 4, 2006

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

INDIGO-ENERGY, INC.

By:	/s/ David J. Larson
David J. Larson President and Chief Executive Officer

Date: April 11, 2007