Form 10KSB
period 2006-12-31
Indigo-Energy, Inc.
filed 2007-08-02
CIK 356870

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
Commission File Number 2-75313

INDIGO-ENERGY, INC.
(Formerly PROCARE AMERICA, INC.)
(Name of small business issuer in its charter)

NEVADA	84-0871427
(State of or other jurisdiction of incorporation or organization)	(IRS Employer I.D. No.)

701 N. Green Valley Pkwy., Suite 200
Henderson, Nevada 89074
(Address of Principal Executive Office)

(702) 990-3387
(Registrant’s telephone number, including area code)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B which is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer had no revenues for its most recent fiscal year.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $65,426,725.56 as determined by the closing price of $.42, as quoted on the Pink Sheets on July 31, 2007.

As of July 31, 2007, there were 160,169,599 shares of our common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

THE INDIGO-ENERGY, INC

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Background

The Indigo-Energy, Inc. (the “Company” or “Indigo” or “We”) is an independent energy company engaged primarily in the exploration of natural gas and oil in the Appalachian Basin in Pennsylvania, West Virginia, and Kentucky.

Indigo, formerly known as Procare America, Inc. (“Procare”) was incorporated in Minnesota on September 22, 1993 and in 1999 relocated its state domicile to Nevada. At the date of recapitalization on December 15, 2005, Procare was a public shell company, defined as an inactive, publicly-quoted company with nominal assets and liabilities.

On December 15, 2005, pursuant to a stock exchange agreement between the Company and the shareholders of Indigo Land and Development, Inc. (“ILD”), the Company purchased all of the outstanding shares of ILD through the issuance of 49,100,000 shares of our common stock directly to the ILD shareholders. The Company was the legal acquirer in the transaction. ILD was the accounting acquirer since its stockholders acquired a majority interest in the Company. The transaction was treated for accounting purposes as a recapitalization by the accounting acquirer (ILD). The operations and financial statements of the Company are those of ILD for periods prior to December 15, 2005. Upon completion of the recapitalization, the Company changed its name to Indigo-Energy, Inc.

Business

Indigo-Energy Inc. is an independent Nevada energy company, currently engaged in the exploration of natural gas and oil. Our strategy is to profitably grow reserves and production, primarily through acquiring oil and gas leasehold interests and participating in or actively conducting drilling operations in order to exploit those interests. We own mineral rights (excluding coal) in Greene County, Pennsylvania and Monogalia County, West Virginia as follows: 100% interest in 430 acres, one-third interests in 13 acres, one-sixth interest in 68 acres, and various percentages in an additional 56 acres (collectively the “Indigo Property”). We do not own the surface land in these areas. These natural resources are available via subsurface drilling and recovery techniques. We drilled twenty-eight (28) gas wells located in this area, twenty-five (25) of which were drilled through four turnkey drilling programs with four (4) respective operators. To quantify the potential for recoverable reserves of natural gas, oil and coal bed methane, we commissioned four independent geological and engineering studies of the Indigo Property.

The Company has engaged HUB Energy, LLC. as its advisor and field operations management team. HUB Energy, LLC was formed in the spring of 2006 specifically for the purpose of providing exploration and production management for Indigo. HUB Energy, LLC and Indigo have entered into a series of agreements that aim for the creation of significant Oil and Gas reserves throughout the Eastern United States. The main agreement is an Advisory Services Agreement whereby Indigo has commissioned HUB Energy, LLC to discover, investigate, recommend and implement drilling ventures with various oil and gas developers and producers. HUB Energy, LLC requested bids for development through existing relationships with longstanding companies in Pennsylvania, West Virginia, Kentucky and Illinois. After receipt of the various proposals, HUB Energy, LLC screened the projects for economic viability and has recommended implementation to Indigo.

HUB Energy, LLC has negotiated a Drilling and Operating agreement respectively with four operators that are standard to all deals, with major exceptions having been approved in advance by Indigo. HUB Energy, LLC monitors the drilling, completion and production aspects of the ventures and reporting on a timely basis to the management of the Company. The four turnkey projects presently under development are:

•	Dannic Energy Corp.- 5 well Program 2006- Pennsylvania

•	Mid East Oil Company- 10-well Program 2006- Pennsylvania

•	P&J Resources, Inc. - 5-well Program 2006- Kentucky

•	Tapo Energy, LLC- 5 well Program 2006- West Virginia

Indigo Property- The Company Wells #1, #2, #3

Drilling operations began in late April 2006. As of July 23, 2007, three initial wells (Indigo #1, #2, and #3 wells) have been drilled and completed on Indigo Property.

Dry holes sometimes occur but are rare in this area. The Company is not aware of any dry holes being drilled near the Company initial site. Essentially, once a well has been drilled, which normally takes 5-7 days, 24 hours per day drilling; the drilling team sets up the wire reading of the drilled hole. Once the wire has been completed, the pipe is installed, cemented and fracked for production. The line to the main pickup line is typically being installed at the same time the well is being drilled so that if a large amount of gas is hit unexpectedly, the operators can turn said gas into a line and the meter will be able to measure and deliver it to the main collection line owned by the gas purchaser.

From day one to day 30, the well is drilled and gas put into line. It then takes three months from the first delivery in a line to payment. Once a well has been drilled, the landscape around it has to be put back into order per regulations of the local State government and inspected by an oil and gas inspector. It is filled with seed after proper shaping by a landscaping bulldozer. The Company needs to have access to pipelines to ship the gas. There are pipelines available and in close proximity to each of the wells. The Company has a gas purchase agreement in place for these three wells which includes the pipeline component.

Drilling and Completion Activities under the Four Turnkey Programs

Pursuant to the Drilling and Operating Agreements Indigo entered into with the four respective operators, the Operators were responsible for drilling, completing (and plugging of wells prior to completion if it is determined that any well will not be profitable) wells, as specified in that agreement. The Operators subcontracted numerous phases of the actual drilling and completion activities. The Company is required to pay the Operators, the price as set forth in the Drilling and Operating Agreement in exchange for certain percentage of working interest (or a pro rata portion thereof for partial working interests in the oil and gas properties). Under the Drilling and Operating Agreements, the Company is required to pay to the Operators, for each well, a cash amount ranging from fifty (50%) to one-hundred (100%) percent of the turnkey price per well, which amount will be funded from capital contributions. Any overpayment by the Company to the operators will be applied to other wells.

Production Activities

Once a well drilled by an Operator is completed, the Company supervises field operations of producing wells on the premises pursuant to the Drilling and Operating Agreement. The Drilling and Operating Agreement provides that the Operator is required to operate the wells as a reasonable operator in a good and workmanlike manner, in accordance with gas industry standards.

The Operators will generally receive a monthly operating fee of $300 for each producing well, $100 for any “shut in” well, and $0.00 for any “dry” well. The operating fee covers all normal and regularly recurring operating expenses for the production, delivery and sale of gas, such as well tender, routine maintenance and adjustment, reading meters, recording production, pumping, maintaining appropriate books and records, preparing reports to the Company and to government agencies and collecting and disbursing revenues. The operating fee does not include costs and expenses related to the production and sale of oil (for natural gas wells only), purchase of equipment, materials or third party services, brine collection and disposal, compression and dehydration of natural gas, meter repair and calibration, extraordinary repairs and rebuilding of access roads, all of which will be billed at the invoice cost of materials purchased or third party services performed together with a reasonable charge by the Operator for services performed directly by it.

Liquidity

The Company is in the exploration stage and has incurred losses since its inception and is delinquent on many of its obligations to its creditors, some of which have filed liens against certain of the Company’s properties. Also, its current liabilities exceed its current assets. The Company has been borrowing money and assigning its working interests as collateral or consideration for these loans. The Company needs to raise a significant amount of cash to fund current operations and current capital commitments. There are no assurances the Company will receive funding necessary to implement its business plan. This raises substantial doubt about the ability of the Company to continue as a going concern.

The Company plans to raise funds from private offerings of equity and debt securities in order to fund its operations through December 2007. The Company will need to raise additional funds in the event it locates additional prospects for acquisition, experiences cost overruns at its current prospects, or fails to generate projected revenues.

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

Recent Financings

Convertible Loan

On February 3, 2006, the Company entered into an agreement to borrow $175,000 from a private investor in consideration for which the Company (1) allowed the lender to convert the principal balance of the loan into 700,000 shares of its common stock at any time before the due date of the loan; (2) agreed to issue 175,000 shares of its common stock to the lender; and (3) granted a 12.5% net revenue interest in a well that was to be drilled with the proceeds of the borrowing, which was subsequently determined to be The Company No. 1 well (one of our three initial wells). The loan bore interest at 10% per annum and had no maturity date. During the second quarter of 2006, the Company issued 175,000 shares of common stock to the lender. In December 2006, the Company issued 700,000 shares of common stock to the lender upon conversion of the loan.

Since the combined value of the 175,000 shares, based on the trading price of the Company’s stock at the date of the agreement, and the fair value of the 12.5% net revenue interest in the well was assessed by management to be in excess of $175,000, the loan was fully discounted. The discount was allocated on a relative fair value basis to the 175,000 shares of stock in the amount of $4,886 and to the oil and gas properties in the amount of $170,014. The discount was fully expensed during the first quarter of 2006. In addition, the Company incurred $14,384 of interest expense on the loan during the year period ending December 31, 2006, which was included in accrued expenses at December 31, 2006.

In March 2007, the Company issued 28,768 shares of common stock to the lender as payment for interest accrued on the convertible loan.

Convertible Notes

In return for $2,662,100 received in April 2006 and continuing through October 2006, we issued convertible notes (“Convertible Notes”) of which $2,662,1000 was issued as of December 31, 2006. The notes had maturity dates three years from the date of issuance and bore interest at 8% per annum. Interest is due and payable only if the trading price of our stock fell below $0.15625 in a given month, whereby we would then be responsible for paying interest on the outstanding balance of the notes for that month. As of December 31, 2006, no interest expense has been incurred by the Company on these convertible notes. The noteholders could convert their notes anytime prior to the maturity date at a rate equal to 60% of the average of the lowest three trading prices during the twenty trading days preceding the conversion date. However, the noteholders could not convert any portion of their notes which would result in the noteholders and their affiliates beneficially owning more than 4.99% of our issued and outstanding shares. The noteholders also agreed to limit all of their conversions to no more than the greater of $100,000 per month or the average daily dollar volume calculated during the ten business days prior to a conversion. The note conversion price was subject to adjustment for merger, consolidation, reorganization, etc. as defined by the Convertible Notes. Each noteholder was entitled to receive one share of our Series A convertible super preferred stock (“Super Preferred Stock”) for each dollar that was invested in the Convertible Notes. As a result, we had a total of 2,662,100 issuable shares of our Super Preferred Stock to the noteholders, at December 31, 2006. Each share of the Super Preferred Stock is convertible into two shares of our common stock at the one-year anniversary of the date of issuance. As of December 31, 2006, the noteholders have converted $2,262,10 of principal into 2,714,250 shares of our common stock. The converted shares are subject to a one-year restriction from trading under Rule 144 of the Securities Act of 1933 and have piggyback registration rights. There are no penalty provisions related to the registration rights.

Under Emerging Issues Task Force (“EITF”) 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company has allocated the proceeds from issuance of the Convertible Notes and Super Preferred Stock based on the proportional fair value basis for each item. Consequently, as of December 31, 2006, the Convertible Notes were recorded with discounts of $887,358, based on the ascribed value of the 2,662,100 shares of the Super Preferred Stock which was valued at $0.50 per share by an independent valuation consultant.

A beneficial conversion discount was recorded on the Convertible Notes since each of the Convertible Notes was convertible into shares of common stock at an effective conversion price lower than the prevailing common stock share price on the note issuance date. The beneficial conversion amount was limited to the portion of the cash proceeds allocated to the Convertible Notes of $1,774,742 as of December 31, 2006. As a result, the Convertible Notes were fully discounted.

A beneficial conversion discount was also recorded on the Super Preferred Stock since the Super Preferred Stock was convertible into shares of common stock at an effective conversion price lower than the prevailing common stock share price on the note issuance date. The beneficial conversion amount was limited to the portion of the cash proceeds allocated to the Super Preferred Stock of $887,358.

The combined value of the discount and the related beneficial conversion feature on the Convertible Notes in the amount of $2,662,100 is being amortized over the term of the Convertible Notes using the effective interest yield method. Under EITF 00-27, the amortization of the discount on the Convertible Notes and discount related to the beneficial conversion feature on the Convertible Notes was recorded as interest expense. Upon the conversion of the notes, the unamortized balance of the discounts was expensed immediately. The discount related to the beneficial conversion feature on the Super Preferred Stock of $887,358 was recorded as a preferred dividend over the one year holding period prior to the earliest conversion date of the Super Preferred Stock into common stock. A preferred dividend of $435,851 related to the beneficial conversion feature was recorded for the year ended December 31, 2006.

Under FASB 34, “Capitalization of Interest Costs”, and FAS Interpretation 33, “Applying FASB Statement No. 34 to Oil and Gas Producing Operations Accounted for by the Full Cost Method”, interest expense, including amortization of debt discounts; on expenditures for significant exploration activities are capitalized. Therefore, the Company capitalized part of the interest expense resulting from the amortization of discount on the Convertible Notes based on the portion of the Convertible Notes identified as the funding source for the Company’s exploration activities. Consequently, the Company recorded capitalized interest of $226,316 on the Convertible Notes for the year ended December 31, 2006. Interest expense resulting from amortization of discounts related to the beneficial conversion features on the Convertible Notes was not capitalized.

Amortization of discount on the portion of the Convertible Notes not used to fund the Company’s exploration activities was expensed. As a result, the Company recorded interest expense of $2,071,079 for the year ended December 31, 2006.

In connection with the issuance of the Convertible Notes, the Company incurred a 10% placement fee of $266,210 to Fairhills Capital, a then related party, which was recorded as deferred loan costs and is being amortized over three years. Upon conversion of the Convertible Notes, the unamortized balance of the related deferred loan costs was immediately expensed. For the year ended December 31, 2006, the Company has incurred $230,377 of amortization expense on the deferred loan costs.

Promissory Notes Convertible into Units of Indigo-Energy Partners, LP (“Indigo LP”)

In July 2006, in return for $1,200,000 we issued to three noteholders convertible promissory notes. The notes matured on January 18, 2007 and bore interest at 6% per annum. The noteholders had the right to convert at any time before maturity of the notes, the outstanding note balance into 4 Units of Indigo LP upon the same terms and conditions as then contemplated by the private placement offering and the Partnership Agreement, provided that Indigo LP raised at least $1,000,000 of gross proceeds in the private placement offering to be utilized for the drilling activities of Indigo LP. In July 2006, the entire amount of $1,200,000 was converted into 4 Units of general partnership interests in Indigo LP. As of December 31, 2006, accrued interest on the promissory notes amounted to $19,726. In connection with the issuance of these convertible promissory notes, the Company also incurred a 10% placement fee to Fairhills in the amount of $120,000 under the SPA (see Note 11).

Promissory Note

On November 27, 2006, the Company borrowed $450,000 from a private lender and issued a promissory note to the lender. The note had a maturity date of February 26, 2007, and bears interest at a fixed amount of $50,000. The lender was also provided a 100% net revenue interest in Indigo No. 3 well (one of the three initial wells we drilled), of which 75% will revert back to the Company upon repayment of the note. Payments that are not made within 10 days of the maturity date are subject to a late charge of 10% of the principal plus interest on the note, which equals $50,000.

The Company valued the net revenue interest assigned to the lender at $190,088 based on a single set of estimated cash flows from the production of Indigo No. 3 well for the estimated life of the well using a risk-adjusted discount rate. Consequently, the Company recorded a discount on the note in the amount of $190,088 and a reduction to the oil and gas properties in the same amount. The discount is being amortized through February 2007, the maturity date of the note. The amortization for the year ended December 31, 2006 amounted to $70,710, and was recorded as interest expense.

The Company did not repay the note on the original maturity date, and the note was amended on March 20, 2007. The amendment extended the maturity date to September 2007 and provided for monthly payments of $12,500 as an advance against future net revenue from Indigo No. 3 well for a period of six months. In September 2007, the net revenue advance in the total amount of $75,000 will be reconciled with the actual revenue received from Indigo No. 3 well and the excess advance payment, if any, will be applied towards the principal, interest and late charge on the note in the total amount of $550,000. If the advance payment is less than the net royalty revenue, Indigo will pay the lender for the difference. In addition, the Company was required to issue to the lender 300,000 shares of its restricted common stock. Upon its performance under the terms of the amended note, 75% of the net revenue interest in Indigo No. 3 well will revert back to the Company, with the lender retaining the remaining 25% interest.

Due to Related Party

On September 3, 2005, we entered into separate agreements with two of our then principal stockholders (Leo Moore and James Love) to redeem their entire interest in the Company. At the time of the agreement, each shareholder held a 33⅓ interest in our common stock.

The original agreements provided for a redemption price of $500,000 each to be paid under different payment schedules. The original payment schedule for Love required $250,000 to be paid within 45 days of the date of the agreement and another $250,000 to be paid within 90 days of the date of the agreement. The original payment schedule for Leo Moore required $100,000 to be paid within 45 days of the date of the agreement; another $100,000 to be paid within 90 days of the agreement and a final installment of $300,000 to be paid no later than 180 days from the date of the agreement.

The terms of the original agreements did not provide for interest to accrue. The original agreements also provided that in the event of default, each selling shareholder would be allowed to keep the initial amount paid and we would be required to return the shares.

On January 27, 2006, the payment terms of the contracts were amended and extended to both ratify and confirm the remaining balance due under the terms of the original agreement and to require aggregate payments of $75,000 per month on the balance of $650,000 through June 30, 2006 together with any unpaid balance at that date. The payment terms of the contracts were amended again in July 2006 to provide for periodic payments through May 1, 2007 for Leo Moore and October 1, 2006 for Love, when the final payments on the obligation were due. The July 2006 amendments also provided that Leo Moore and Love would each receive fixed interest payments of $10,000 and $15,000, respectively. The obligation due to James Love was paid off in September 2006, including the interest payment of $15,000.

On March 23, 2007, the payment terms of the contract with Leo Moore were amended again such that payments of $50,000 will be made each month from April through July 2007; $70,000 will be paid in August 2007, and $20,000 will be paid in September 2007. The September payment represents additional interest of $20,000 on the outstanding balance. As of December 31, 2006, the balance due to Leo Moore was $270,209.

On July 11, 2006, we entered into a Mutual Release and Settlement Agreement (“Moore Settlement Agreement”) with Jerry Moore, certain of his family members and affiliates (“Moore Family”). Moore Family had received 49,100,000 of our shares of common stock and became the majority shareholder of us on December 15, 2005 through the recapitalization. Under the Moore Settlement Agreement, Moore Family agreed to surrender to us 28,485,000 shares of our common stock, in exchange for which we agreed to pay Moore Family a total of $150,000 in installment payments, commencing September 1, 2006. According to the settlement agreement, our obligation to pay $150,000 was secured by a security interest in 3,485,000 shares of our common stock, which were to be retained by an escrow agent and could be liquidated if we failed to make the payment. In October 2006, Moore Family surrendered all 28,485,000 shares of our common stock and relinquished its rights to place 3,485,000 shares in an escrow account. As of December 31, 2006, we have paid $50,000 to Moore Family. On March 23, 2007, we entered into a Modification Agreement with Moore Family to extend the payment terms on the remaining balance as follows: $25,000 to be paid on April 12, 2007; $50,000 on May 10, 2007, and $25,000 on June 1, 2007. In addition, we are required to pay an additional $20,000 on July 1, 2007 as interest on the outstanding balance. As of December 31, 2006, we owed Moore Family $107,317 including accrued interest of $7,317. This obligation remained unpaid as of July 18, 2007.

Our Principal Drilling Locations

Pennsylvania, West Virginia and Kentucky.

Geographic Markets

Our primary geographic market is the United States.

Marketing

Wells located in our oil and gas-drilling prospects that are successfully completed are anticipated to produce natural gas. The purchase price for the produced hydrocarbon is expected to be what is then being paid in the area of the prospects for similar hydrocarbons, which is dependent upon conditions over which the Company has no control. The Company cannot assure that a purchaser will pay such price, or that there will be an available purchaser.

After the Company pays its drillers amounts it owes them for drilling the wells, the Company may be able to sell a portion of its gas production on the so called “spot market” by effecting sales of its natural gas directly to public utilities or other purchasers or through intermediaries. Although the terms of such sales contracts vary considerably, they typically are made on a shorter-term basis depending upon prevailing market conditions and may offer the possibility of obtaining a somewhat higher sales price. However, there is no assurance that the Company will be able to negotiate any such short-term sales contracts.

In order to market production from the wells, the Company must have access to pipeline transmission lines in proximity to the wells and may be required to pay transportation charges to the Operators for transmitting gas through transportation pipelines in certain geographic areas. Each Operator may charge its normal and customary fee for such transportation.

The U.S. Market

Cost of Compliance with Environmental Laws

Dismantlement, Restoration and Environmental Costs

The Company follows the guidance of SFAS No. 143, “Accounting for Asset Retirement Obligations” using a cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. SFAS No. 143 requires liability recognition for retirement obligations associated with tangible long-lived assets, such as producing well sites, offshore production platforms, and natural gas processing plants. The obligations included within the scope of SFAS No. 143 are those for which a company faces a legal obligation. The initial measurement of the asset retirement obligation is to record a separate liability at its fair value with an offsetting asset retirement cost recorded as an increase to the related property and equipment on the consolidated balance sheet. The asset retirement cost will be depreciated using a systematic and rational method similar to that used for the associated property and equipment upon the establishment of proven reserves for the respective wells. As of December 31, 2006, the Company’s liability for retirement obligations was $150,000, representing the obligation for wells completed as of the balance sheet date.

Retirement Obligations consist of the following as of December 31:

	2006	2005

Balance as of January 1	-	-
Cumulative effect of change in accounting principle	-	-
Additional liabilities incurred(1)	$150,000	-
Liabilities settled	-	-
Accretion expense	-	-
Revision of estimates	-	-
Balance as of December 31	$150,000	-

(1)
Indigo and Indigo LP completed fifteen wells in 2006 and recorded asset retirement obligations in the amount of $10,000 for each well based on management’s estimates of the present value of the future cost of our legal obligation to dismantle and restore the leased property to an acceptable condition at the end of each well’s useful life.

In December 2006, the Company was cited for certain violations by the West Virginia Department of Environmental Protection (“DEP”), pertaining to the drilling area around their wells. The violations generally consist of the Company’s failure to seed and mulch the ground in the well area; the failure to properly mark the wells with signage; and leaving certain piping on the ground. In February 2007, the Company engaged a contractor to cure these violations and obtain abatements from the DEP. The estimated remediation costs were about $50,000, of which $25,000 was paid by the Company in February 2007. The remaining balance was paid in July 2007 and the project completed. It is expected that the DEP will abate all violations after review in August of 2007.

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

Employees

As of December 31, 2006, we had one(1) employee.

Reports to Security Holders

We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file annual, quarterly and other reports and information with the Securities and Exchange Commission. You may read and copy these reports in Washington, D.C. Our filings are also available to the public from commercial document retrieval services and the Internet world wide website maintained by the U.S. Securities and Exchange Commission at www.sec.gov

ITEM 2.  DESCRIPTION OF PROPERTY.

1.  The Company owns 420 acres of mineral rights (excluding coal) in Greene County, Pennsylvania and Monongalia County, West Virginia. The surface land is rolling hills and valleys with intermittent streams. The production of natural gas and oil on the property is completely owned by the Company except for certain net revenue interest assigned to various lenders as described in the Financial Statements.

To date, three (3) gas wells have been drilled on the 420 acre site (approximately 3,500 ft) in which the gas has been fed commercially in-line via the Equitrans M-33 pipeline. All three wells are expected to be commercially viable wells. An additional twenty well sites have been “staked out” by Thrasher Engineering and will be in the process of being permitted. Drilling on these additional locations is expected to commence in Fall of 2007.

The Company tract of land is also geologically situated in the Rome Trough Fault where wells have been recently drilled in Roane, Braxton and Calhoun Counties having potentials in the Middle Ordovician / Trenton and Black River formations 10,000 to 12,000 feet deep.

During the year ended December 31, 2006, the Company recorded $1,463,405 of unproved oil and gas costs incurred in the drilling of the initial three wells of Indigo, which the Company had originally contracted Falcon Holdings, LLC (“Falcon”) to operate. Falcon was subsequently terminated by the Company in May 2006 and replaced by other operators. On February 3, 2006, as a result of the assignment of 12.5% of net revenue interest in one of the three initial wells (“Indigo No. 1 Well”) to a creditor, the Company recorded a reduction in its oil and gas properties by $170,014. On November 27, 2006, the Company assigned a 100% net revenue interest in another one of its three initial wells (“Indigo No. 3 Well”) to a lender as part of the consideration for the lender to loan $450,000 to the Company, whereby 75% of such interest is to revert back to the Company upon its performance in repaying the obligation in September 2007. As of December 31, 2006, the Company recorded a reduction in its oil and gas properties in the amount of $190,088 as a result of the assignment of the net revenue interest in Indigo No. 3 Well. As of December 31, 2006, all three wells had been completed. In November 2006, the wells incurred damages from vandalism, which slowed production initially and resulted in a delay in the commencement of full production until March 2007. The Company subsequently repaired the damages in February 2007 and incurred a nominal amount of costs.

2.  The Company currently owns a 48% working interest in five wells that have been drilled by TAPO Energy, LLC (“TAPO”) for the Company to a depth of approximately 4,500 feet. The Company’s portion of the turnkey pricing of each well is $306,250. Each well is expected to be a commercially viable well. All wells are in-line via Dominion Resources which transpired in January 2007. Additionally, TAPO has another 10 sites staked out on a property that is contiguous to the 200-acre site and is waiting for funding. TAPO has acquired (leased) approximately 2,000 additional acres for mineral rights outside the Harrison County tract, for which the Company is awaiting funding to proceed with negotiations to secure additional well sites.

3.  The Company currently owns a 31% working interest in five wells that have been drilled by P&J Resources, Inc. (“P&J”) for the Company to a depth of approximately 3,000 ft. into the Big Six Formation. The Company’s portion of the turnkey pricing of each well is $193,500, and each well is expected to be a commercially viable well. All wells are expected to be in-line in August 2007.

4.  The Company owns a 75% working interest in six wells that have been drilled by Mid-East Oil Company for the Company to a depth ranging from approximately 3,500 to 4,300 ft. The Company’s portion of the turnkey prices of the wells ranges from $218,000 to $265,000, and each well is expected to be a commercially viable well. Two wells are currently in-line producing gas for the Company and three of the four wells went in-line in February 2007, with the remaining well going in line in August 2007. There are an additional four well permits for the property ready for drilling to commence. Mid-East Oil / HUB LLC has acquired oil and gas leases on approximately 45,000 acres throughout PA. The Company is paying no land lease costs to drill.

5.  The Company owns a 33% working interest in five wells that have been drilled by Dannic Energy Corp. for the Company to a depth ranging from approximately 3,300 to 3,700. The Company’s portion of the turnkey price of the wells ranges from $166,000 to $174,000, and each well is expected to be a commercially viable well. All five wells are currently in-line producing gas for the Company. There are an additional ten well permits for the property ready for drilling to commence. The Company is paying no land lease associated costs to drill.

6.     On July 24, 2006, the Company entered into a Joint Venture Agreement with Epicenter Oil & Gas, LLC, a Florida limited liability company (“Epicenter”) (Epicenter and the Company will be referred to collectively as the “Parties”), HUB Energy, LLC (“HUB”), and Golden Eagle Resources, Inc. (“Golden Eagle”), to lease approximately 16,000 gross oil and gas acres for the purpose of exploring and developing oil and natural gas from oil and gas horizons through the base of the Devonian geologic formation in Johnson County, Illinois (the “Joint Venture”). The Parties may jointly or severally acquire the leasehold acreage during the term of the Joint Venture and agree to establish an Area of Mutual Interest (“AMI”) encompassing Johnson County, Illinois (the “Contract Area”). The AMI will remain in effect for a period of three years unless sooner terminated or extended by mutual written consent of Epicenter and Indigo. Epicenter and Indigo would each own a 50% working interest in leases within the AMI. Under the Joint Venture, in consideration for a 50% interest in the assets of the Joint Venture, which were 100% of the oil and gas leasehold acres, Indigo paid to Epicenter $225,000 during the year ended December 31, 2006, which also served as consideration for expenses incurred by Epicenter, its third party vendors and others in researching title options and bidding for and purchasing leases in the Contract Area.

Epicenter leased approximately 3,500 acres of mineral rights for the Company in July and August of 2006. The land leased is part of the New Albany Shale in southern Illinois, in which the Company planned to drill down approximately 4,200 ft. and then horizontally drill out 2,500 ft. to determine the gas play in this region prior to drilling additional wells. The Joint Venture agreement with Epicenter was amended on January 6, 2007 and provided that Indigo would pay its obligation by March 31, 2007, and also issue Epicenter two shares of its common stock for each dollar then outstanding by January 23, 2007. The shares of common stock have piggyback registration rights. On January 19, 2007, the Company issued 647,410 shares of common stock to Epicenter in accordance with the amended agreement. In April 2007, the Joint Venture agreement was amended again such that the due date of the Company’s obligation was extended to April 16, 2007. On July 19, 2007, Epicenter elected to withdraw from the Joint Venture Agreement with the consent of all other parties to the Joint Venture Agreement, as it deemed the goal of the Joint Venture not fulfilled. As a result, Indigo was released of all obligations due to Epicenter, but also lost its right to receive a 50% working interest in the assets of the Joint Venture due to the expiration of leases caused by its delinquent payments in funding the lease acquisitions. Consequently, the Company recorded an impairment charge of $225,000. Indigo and Epicenter also agreed that if Indigo has the necessary funding within the next six months to either acquire leases or conduct drilling operations in the New Albany Shale Indigo will be allowed to participate with Epicenter in such projects and provided a credit of $225,000 by Epicenter for such participation.

7.     In July 2006, the Company entered into a Joint Venture and Operating Agreement with P & J Resources, Inc. and HUB Energy, LLC to construct a natural gas pipeline located in Butler District, Wayne County, West Virginia for a term as long as the pipeline is being used and operated. The agreement was subsequently terminated due to Indigo’s failure to pay its share of obligations to construct the pipeline.

8.     On December 28, 2005, the Company assigned its entire interest in certain of its oil and gas leases in Pennsylvania to Jerry Moore, a former majority shareholder of the Company and a related party, for $1,000. On December 6, 2006, Mr. Moore assigned those leases back to the Company for consideration of $1,000.

9.     As of December 31, 2006, unproved property costs included $226,316 of capitalized interest

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not a party to any litigation. However, LK Drilling has filed six liens on wells operated by Mid-East Oil although the Company is only named in one of such liens while in the others only Mid-East is a named party. McJunkin Corp. and Tunnelton Liquids also filed liens against Mid-East. The total amount of such eight claims is approximately $493,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Since the Company has not submitted any matter for Stockholders approval within the last 15 months, management intends to have a shareholder annual meeting within two months in order to comply with Nevada’s Statutes.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

As of July 24, 2007, our common stock is quoted and traded under the symbol “IDGG.PK” on the Pink Sheets (“PK”).

As of December 31, 2006, the closing price of our common stock was $1.05 (PK).

As of July 23, 2007, the closing price of our common stock was $0.42 (PK).

There is a limited trading market for our common stock. There is no assurance that a regular trading market for our common stock will develop or if developed that it will be sustained. A shareholder in all likelihood, therefore, may not be able to resell his securities should he or she desire to do so when eligible for public resale. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

Below is the market information pertaining to the range of the high and low bid information of our common stock for each quarter since year 2006. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Period	Low	High
2006
Fourth Quarter	$0.90	$1.70
Third Quarter	1.60	2.00
Second Quarter	0.30	2.10
First Quarter	0.10	0.75
Source: http://www.pinksheets.com

Holders

On July 23, 2007, there were 1,179 holders of record of our common stock.

Dividends

No cash dividend was declared in 2006.

Recent Sales of Unregistered Securities

On January 13, 2006, the Company issued a total of 3,000,000 shares of common stock to its former officers and directors and 1,000,000 shares to a consultant for services rendered in 2005.

On January 13, 2006, the Company issued a total of 1,200,000 shares of common stock to two consultants for services rendered in 2005.

During the second quarter of 2006, we issued 175,000 shares of our common stock to a private investor as part of the consideration for the investor to loan $175,000 to us in connection with our drilling efforts, which were recorded at $4,886. Upon the investor’s request for the conversion of the $175,000 loan in August 2006, we agreed to issue 700,000 shares of common stock to the investor, which were issued in December 2006. In March 2006, we also sold 900,000 shares of our common stock to this investor at $0.055 per share for total proceeds of $50,000.

On March 3, 2006, the Company issued a total of 1,128,000 shares to various parties in compensation for consulting services.

In return for $2,662,100 received in April 2006 and continuing through October 2006, we issued convertible notes, (“Convertible Notes”). The notes had maturity dates three years from the date of issuance and bore interest at 8% per annum. Interest was due and payable only if the trading price of our stock fell below $0.15625 in a given month, whereby we would then be responsible for paying interest on the outstanding balance of the notes for that month. As of December 31, 2006, no interest expense has been incurred by the Company on these convertible notes. The noteholders could convert their notes anytime prior to the maturity date at a rate equal to 60% of the average of the lowest three trading prices during the twenty trading days preceding the conversion date. However, the noteholders could not convert any portion of their notes which would result in the noteholders and their affiliates beneficially owning more than 4.99% of our issued and outstanding shares. The noteholders also agreed to limit all of their conversions to no more than the greater of $100,000 per month or the average daily dollar volume calculated during the ten business days prior to a conversion. The note conversion price was subject to adjustment for merger, consolidation, reorganization, etc. as defined by the Convertible Notes. Each noteholder is entitled to receive one share of our Series A convertible super preferred stock (“Super Preferred Stock”) for each dollar that was invested in the Convertible Notes. As a result, we agreed to issue a total of 2,662,100 shares of our Super Preferred Stock to the noteholders, which were issuable as of December 31, 2006. Each share of the Super Preferred Stock is convertible into two shares of our common stock at the one-year anniversary of the date of issuance. As of December 31, 2006, the noteholders had converted $2,262,100 of principal into 2,714,250 shares of our common stock. The converted shares are subject to a one-year restriction from trading under Rule 144 of the Securities Act of 1933 and have piggyback registration rights. There are no penalty provisions related to the registration rights.

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

On April 10, 2006, our Board of Directors approved the issuance of 45,530,782 shares of our common stock, which equaled 25% of our 182,123,127 shares of common stock then issued and outstanding, to Fairhills for services rendered pursuant to the SPA. On April 11, 2006, our Board of Directors approved the issuance of 6,250,000 shares of our Super Preferred Stock, which equaled 25% of our 25,000,000 designated Super Preferred shares, to Fairhills for services rendered pursuant to the SPA. All of the common and preferred shares issued to Fairhills have been cancelled.

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

On April 10, 2006, our Board of Directors authorized the designation of 25,000,000 of our authorized but unissued shares of preferred stock as Series A Convertible Super Preferred Stock with par value of $0.001 per share. Each share of the Super Preferred Stock is convertible into two shares of our common stock after one year. The conversion price is subject to proportional adjustment for stock splits, combinations, recapitalizations and stock dividends. Holders of the Super Preferred Stock are not entitled to receive dividends paid on common stock. In the event of liquidation, dissolution or winding up of the Company, the holders of the Super Preferred Stock shall be entitled to receive, before any distribution to holders of our common stock, eight times the sum available for distribution to common stockholders. Holders of our Super Preferred Stock have voting rights five times of those of our common stockholders. As of December 31, 2006, we had issued 2,662,100 shares of Super Preferred Stock related to our issuance of convertible notes in the amount of $2,662,100. All of such Super Preferred Stock has been converted to common stock.

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

On June 3, 2006, our Board of Directors authorized the issuance of an aggregate of 1,125,000 shares of our common stock to various parties in compensation for consulting services performed in 2005. The shares were valued at $2.10 per share, which was our stock trading price on June 3, 2006, for a total of $2,362,500.

On July 11, 2006, we entered into a Mutual Release and Settlement Agreement (“Moore Settlement Agreement”) with Jerry Moore, certain of his family members and affiliates (“Moore Family”). Moore Family had received 49,100,000 of our shares of common stock and became the majority shareholder of us on December 15, 2005 through the recapitalization. Under the Moore Settlement Agreement, Moore Family agreed to surrender to us 28,485,000 shares of our common stock, in exchange for which we agreed to pay Moore Family a total of $150,000 in installment payments, commencing September 1, 2006. According to the settlement agreement, our obligation to pay $150,000 was secured by a security interest in 3,485,000 shares of our common stock, which were to be retained by an escrow agent and could be liquidated if we failed to make the payment. In October 2006, Moore Family surrendered all 28,485,000 shares of our common stock and relinquished its rights to place 3,485,000 shares in an escrow account. As of December 31, 2006, we have paid $50,000 to Moore Family. On March 23, 2007, we entered into a Modification Agreement with Moore Family to extend the payment terms on the remaining balance as follows: $25,000 to be paid on April 12, 2007; $50,000 on May 10, 2007, and $25,000 on June 1, 2007. In addition, we are required to pay an additional $20,000 on July 1, 2007 as interest on the outstanding balance. As of December 31, 2006, we owed Moore Family $107,317, including accrued interest of $7,317. This obligation remained unpaid as of July 18, 2007.  In connection with the Moore Settlement Agreement, in July 2006, certain of our shareholders paid to Moore Family a total of $900,000 as additional consideration for settling our obligation with Moore Family. Under the SEC Staff Accounting Bulletin (“SAB”), Topic 5T, “Miscellaneous Accounting”, payments made by a principal stockholder of a company to settle the Company’s obligations were deemed to be capital contributions by the stockholder to the Company. Therefore, we recorded the $900,000 paid to Moore Family by our shareholders as settlement expense with a corresponding increase to additional paid-in capital.

In July 2006, in return for $1,200,000 we issued to three noteholders convertible promissory notes. The notes matured on January 18, 2007 and bore interest at 6% per annum. The noteholders had the right to convert at any time before maturity of the notes, the outstanding note balance into four Units of Indigo LP upon the same terms and conditions as then contemplated by the private placement offering and the Partnership Agreement, provided that Indigo LP raised at least $1,000,000 of gross proceeds in the private placement offering to be utilized for the drilling activities of Indigo LP. In July 2006, the entire amount of $1,200,000 was converted into four Units of general partnership interests in Indigo LP. As of December 31, 2006, accrued interest on the promissory notes amounted to $19,726.

On February 23, 2006, our Board of Directors authorized the issuance of approximately 75,000,000 shares of common stock to various parties in consideration for the services they were engaged to provide. On March 3, 2006, we issued a total of 72,330,000 shares to these parties.

Out of the 72,330,000 shares of common stock issued, 8,000,000 shares were issued to Consumer Value (which were subsequently returned to us as we entered into a termination agreement with them in December 2006), 45,700,000 shares were issued to various related parties as follows:

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

In December 2006, we entered into a Termination Agreement with Mr. Larson to terminate the consulting agreement since it was subsequently determined that the services as contemplated by the consulting agreement had not been performed by Mr. Larson, resulting in a material breach of the terms of the consulting agreement. As a result, in December 2006, Mr. Larson returned the 18,000,000 shares of common stock we issued to him and his affiliate. Pursuant to the Termination Agreement, Mr. Larson also returned the 5,000,000 shares of our Super Preferred Stock .

•
We issued a total of 15,000,000 shares to two entities (8,000,000 shares to Impact Consulting, Inc. (“Impact”), and 7,000,000 shares to Stone Creek Equity, LLC (“Stone Creek”)) in compensation for consulting services provided by those entities pursuant to the consulting agreements we entered with them in February 2006. Impact and Stone Creek are under the common control of Stephen White. Upon the receipt of these shares, Mr. White and his affiliates became a shareholder of Indigo with more than 5% stock ownership interest.

In December 2006, we entered into a Termination Agreement with Consumer Value, a non-related party, Impact, and Stone Creek to terminate the consulting agreements since it was subsequently determined that the services as contemplated by the consulting agreements had not been performed by the three entities, resulting in a material breach of the terms of the consulting agreements. As a result, in December 2006, Consumer Value, Impact, and Stone Creek returned 8,000,000, 7,600,000, and 7,000,000 shares of common stock to us, respectively.  In addition, Consumer Value also returned the 5,000,000 shares of our Super Preferred Stock.

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

Since the subsequent cancellation of the total of 41,300,000 shares we originally issued to Dave Larson, Consumer Value, Impact, Stone Creek, and STI was a result of their failure to perform under the terms of the consulting agreements and since we had not issued any of our 2006 financial statements as of the date of the termination agreements, we did not deem those shares ever validly issued and therefore assigned no value to the shares. Accordingly, only 31,030,000 out of the original 72,330,000 shares were validly issued as of December 31, 2006, which were valued at $0.45 per share based on our market-trading price on February 23, 2006, for a total of $13,963,500. Of the 31,030,000 shares, 12,400,000 were issued to related parties, which were recorded as a consulting expense in the amount of $5,580,000.

On February 15, 2007, we agreed to issue 375,000 shares of our common stock to a consultant in compensation for services rendered by the consultant in 2005. The shares were valued at $0.45 per share using the per share value for the 72,330,000 shares of common stock we originally issued to various consultants during the first quarter of 2006 in compensation for their services rendered in 2005. Consequently, we recorded a consulting fee of $168,750, which was accrued as liabilities to be settled in common stock at December 31, 2006.

On December 22, 2006, we entered into a Forbearance Agreement with HUB Energy LLC (“HUB”) whereby we issued 246,078 shares of our common stock to HUB valued at $270,686 based on the trading price of our common stock of $1.10 per share at the date of the agreement. The value of the shares was accrued as liabilities to be settled in common stock at December 31, 2006.

We have agreed to issue shares of common stock to Gersten Savage, LLP (“GS”) in exchange for certain legal services rendered in the amount of $39,911, which was accrued and recorded as liabilities to be issued in common stock at December 31, 2006. We issued 24,897 shares of our common stock to GS on March 2, 2007 as satisfaction of $14,938 of our obligation.

Under the terms of our converted loan in the amount of $175,000, we agreed to issue 28,768 shares of common stock to the lender as satisfaction of the interest obligation of $14,384 on the loan, which was accrued as liabilities to be settled in common stock at December 31, 2006. The shares were issued in 2007.

On January 19, 2007, we issued shares of common stock to various parties in order for them to extend the due date of our outstanding balances due to those parties as followed:

647,410 shares of common stock to Epicenter;

1,493,196 shares of our common stock to TAPO Energy, LLC;

963,647 shares of our common stock to Dannic Energy Corp;

215,000 shares of our common stock to P & J Resources, INC; and

2,125,288 shares of our common stock to Mid-East Oil Company.

On January 19, 2007, we borrowed $200,000 from an individual lender and issued a promissory note, which provided the lender with a 30% net revenue interest in our Indigo No. 2 well from the date of the funding through January 23, 2008, the maturity date of the note. On the maturity date, as full satisfaction for the note, the lender will have the option of either receiving repayment of half of the borrowing of $100,000 and retaining a 15% net revenue interest in our Indigo No. 2 well for the life of the well, or receiving repayment of the entire borrowing of $200,000. In addition, the lender was entitled to 200,000 shares of our common stock to be issued within thirty days of the date of funding. In the event the note is unpaid within ten days of its due date, we will incur a late charge equal to 10% of the note amount. In March 2007, we issued 200,000 shares of common stock to the lender.

On January 25, 2007, we borrowed $80,000 from an individual lender and issued a promissory note, which provided the lender with a 12% net revenue interest in Indigo No. 2 well from the date of the funding through January 25, 2008, the maturity date of the note. On the maturity date, as full satisfaction for the note, the lender will have the option of either retaining the 12% net revenue interest in our Indigo No. 2 well for the life of the well; or receiving repayment of the entire borrowing of $80,000 and retaining a 6% net revenue interest in our Indigo No. 2 well for the life of the well. In addition, the lender was entitled to 100,000 shares of our common stock to be issued within thirty days of the date of funding. In the event the note is unpaid within ten days of its due date, we will incur a late charge equal to 10% of the note amount. In March 2007, we issued 100,000 shares of common stock to the lender.

On February 7, 2007, we borrowed $200,000 from an individual lender and issued a promissory note that provided the lender with a 30% net revenue interest in our Indigo No. 2 well from the date of the funding through February 7, 2008, the maturity date of the note. On the maturity date, as full satisfaction for the note, the lender will have the option of either receiving repayment of half of the borrowing of $100,000 and retaining a 15% net revenue interest in our Indigo No. 2 well for the life of the well; or receiving repayment of the entire borrowing of $200,000. In addition, the lender was entitled to 200,000 shares of our common stock to be issued within thirty days of the date of funding. In the event the note is unpaid within ten days of its due date, we will incur a late charge equal to 10% of the note amount. In March 2007, we issued 200,000 shares of common stock to the lender.

On February 12, 2007, we entered into a consulting agreement with Epicenter, whereby Epicenter is to provide consulting services and business development support; assist in the development of our commercial land and mineral sites; provide direction for the development of our research and development program, and to assist in the development of our strategic marketing plan. The term of the consulting agreement was two months commencing January 31, 2007. Epicenter will be compensated with a payment of $36,000 due April 1, 2007 and the issuance of 72,000 shares of our common stock, which were issued in February 2007. We failed to pay Epicenter the $36,000 on April 1, 2007, but were released from this obligation in July 2007 as a result of the settlement agreement we entered into with Epicenter.

On February 15, 2007, we borrowed $100,000 from an individual lender and issued a promissory note that provided the lender with a 15% net revenue interest in our Indigo No. 2 well from the date of the funding through February 16, 2008, the maturity date of the note. On the maturity date, as full satisfaction for the note, the lender will have the option of either retaining the 15% net revenue interest in our Indigo No. 2 well for the life of the well; or receiving repayment of the entire borrowing of $100,000 and retaining a 7.5% net revenue interest in our Indigo No. 2 well for the life of the well. In addition, the lender was entitled to 120,000 shares of our common stock to be issued within thirty days of the date of funding. In the event the note is unpaid within ten days of its due date, we will incur a late charge equal to 10% of the note amount. In March 2007, we issued 120,000 shares of common stock to the lender.

On April 5, 2007, we borrowed $150,000 from three individual lenders and issued promissory notes to each lender that provided for interest at a rate of 20% per annum with a maturity date of October 5, 2007. The lenders have the option to either receive all principal and interest due on the loan within ten days of the maturity date or to receive shares of the Company’s common stock equal to the numerical dollars of principal and interest outstanding on the maturity date of the loan. Within thirty days of funding of the loan, the lenders are to also receive additional shares of the Company’s common stock equal to twice the numerical dollars of the principal on the loan. As of July 18, 2007, the Company has issued 300,000 shares of common stock to these three lenders. In the event the note is unpaid within ten days of its maturity date, we will incur a late charge equal to 10% of the note amount.

On April 6, 2007, we borrowed $100,000 from an individual lender and issued a promissory note that provided for interest at a rate of 20% per annum with a maturity date of June 6, 2007. The lender has the option to either receive all principal and interest due on the loan within ten days of the maturity date or to receive shares of the Company’s common stock equal to the numerical dollars of principal and interest outstanding on the maturity date of the loan. Within thirty days of funding of the loan, the lender is to also receive additional shares of the Company’s common stock equal to twice the numerical dollars of the principal of the loan. As of July 18, 2007, the Company has issued 200,000 shares of common stock to the lender. In the event the note is unpaid within ten days of its maturity date, we will incur a late charge equal to 10% of the note amount.

On April 19, 2007, we borrowed $10,000 from an individual lender and issued a promissory note that provided for interest at a rate of 20% per annum with a maturity date of October 19, 2007. The lender has the option to either receive all principal and interest due on the loan within ten days of the maturity date or to receive shares of the Company’s common stock equal to the numerical dollars of principal and interest outstanding on the maturity date of the loan. Within thirty days of funding of the loan, the lender is to also receive additional shares of the Company’s common stock equal to twice the numerical dollars of the principal of the loan. In the event the note is unpaid within ten days of its maturity date, we will incur a late charge equal to 10% of the note amount. As of July 18, 2007, the Company has issued 20,000 shares of common stock to the lender.

In April 2007, we borrowed $100,000 from an individual lender and issued a promissory note that provided for interest at a rate of 20% per annum with a maturity date of October 2007. The lender has the option to either receive all principal and interest due on the loan within ten days of the maturity date or to receive shares of the Company’s common stock equal to the numerical dollars of principal and interest outstanding on the maturity date of the loan. Within thirty days of funding of the loan, the lender is to also receive additional shares of the Company’s common stock equal to twice the numerical dollars of the principal of the loan. In the event the note is unpaid within ten days of its maturity date, we will incur a late charge equal to 10% of the note amount.

On May 8, 2007, we borrowed $75,000 from an individual lender and issued a promissory note that provided for interest at a rate of 20% per annum with a maturity date of November 8, 2007. The lender has the option to either receive all principal and interest due on the loan within ten days of the maturity date or to receive shares of the Company’s common stock equal to the numerical dollars of principal and interest outstanding on the maturity date of the loan. Within thirty days of funding of the loan, the lender is to also receive additional shares of the Company’s common stock equal to twice the numerical dollars of the principal of the loan. In the event the note is unpaid within ten days of its maturity date, we will incur a late charge equal to 10% of the note amount. As of July 18, 2007, we have issued 150,000 shares of common stock to the lender in accordance with the terms of the note.

On May 9, 2007, we borrowed $50,000 from an individual lender and issued a promissory note that provided for interest at a rate of 20% per annum with a maturity date of November 9, 2007. The lender has the option to either receive all principal and interest due on the loan within ten days of the maturity date or to receive shares of the Company’s common stock equal to the numerical dollars of principal and interest outstanding on the maturity date of the loan. Within thirty days of funding of the loan, the lender is also to receive additional shares of the Company’s common stock equal to twice the numerical dollars of the principal of the loan. In the event the note is unpaid within ten days of its maturity date, we will incur a late charge equal to 10% of the note amount. As of July 18, 2007, we have issued 100,000 shares of common stock to the lender in accordance with the terms of the note.

On May 22, 2007, we borrowed $25,000 from an individual lender and issued a promissory note that provided for interest at a rate of 20% per annum with a maturity date of November 23, 2007. The lender has the option to either receive all principal and interest due on the loan within ten days of the maturity date or to receive shares of the Company’s common stock equal to the numerical dollars of principal and interest outstanding on the maturity date of the loan. Within thirty days of funding of the loan, the lender is also to receive additional shares of the Company’s common stock equal to twice the numerical dollars of the principal of the loan. In the event the note is unpaid within ten days of its maturity date, we will incur a late charge equal to 10% of the note amount.

On June 19, 2007, we borrowed $25,000 from an individual lender and issued a promissory note that provided for interest at a rate of 20% per annum with a maturity date of December 21, 2007. Within thirty days of funding of the loan, the lender is also to receive additional shares of the Company’s common stock equal to twice the numerical dollars of the principal of the loan. In the event the note is unpaid within ten days of its maturity date, we will incur a late charge equal to 10% of the note amount.

On June 26, 2007, we borrowed $50,000 from an individual lender and issued a promissory note that provided for interest at a rate of 20% per annum with a maturity date of December 27, 2007. Within thirty days of funding of the loan, the lender is also to receive additional shares of the Company’s common stock equal to twice the numerical dollars of the principal of the loan. In the event the note is unpaid within ten days of its maturity date, we will incur a late charge equal to 10% of the note amount.

On June 27, 2007, we borrowed $25,000 from an individual lender and issued a promissory note that provided for interest at a rate of 20% per annum with a maturity date of February 2008. The note and accrued interest thereon will be converted into shares of the Company’s stock at a conversion price equal to 70% of the average ten-day closing price of the stock immediately prior to the maturity date of the note. Within thirty days of funding of the loan, the lender is also to receive 25,000 shares of the Company’s common stock.

On June 28, 2007, the Company entered into two Restricted Equity Purchase Agreements with Mercatus & Partners Limited, a United Kingdom Private Limited Company (“Mercatus”) (“Mercatus Agreements”). Under the terms of each of the Mercatus Agreements, Mercatus agreed to purchase 8,720,000 shares of the Company’s common stock (“Mercatus Shares”) at a purchase price based upon 40% of the average of the last sale price of the Company’s common stock reported by the OTCBB Over-the-Counter (OTC) quoting service, for the ten business days immediately preceding the closing of the purchase transaction (“Closing”). The two Mercatus Agreements provide that the Mercatus Shares must be purchased within 45 days and 135 days of the date of each of the respective agreements. The Mercatus Agreements restrict the trading of shares of the Company’s common stock by Affiliates, as defined by the Securities Act of 1933, as Amended (the “Securities Act”) such that Affiliates are prohibited from trading their shares within 30 days of the Closing, and also prohibited from selling their shares 15 months subsequent to the date of Closing or 3 months subsequent to the registration of the Mercatus Shares. The Mercatus Shares carry certain registration rights, and the Company is required to fund the registration costs of the Mercatus Shares up to a maximum of $15,000 under each agreement. The Mercatus Shares were issued in June 2007 but are held in escrow pending closing and payment.

On June 29, 2007, we borrowed $25,000 from an individual lender and issued a promissory note that provided for interest at a rate of 20% per annum with a maturity date of December 30, 2007. Within thirty days of funding of the loan, the lender is also to receive additional shares of the Company’s common stock equal to twice the numerical dollars of the principal of the loan. In the event the note is unpaid within ten days of its maturity date, we will incur a late charge equal to 10% of the note amount.

On July 9, 2007, we borrowed $100,000 from an individual lender and issued a promissory note that provided for interest at a rate of 20% per annum with a maturity date of January 9, 2008. The lender has the option to either receive all principal and interest due on the loan within ten days of the maturity date or to receive shares of the Company’s common stock equal to the numerical dollars of principal and interest outstanding on the maturity date of the loan. Within thirty days of funding of the loan, the lender is also to receive additional shares of the Company’s common stock equal to twice the numerical dollars of the principal of the loan. In the event the note is unpaid within ten days of its maturity date, we will incur a late charge equal to 10% of the note amount.

On July 10, 2007, we borrowed $25,000 from an individual lender and issued a promissory note that provided for interest at a rate of 10% per annum with a maturity date of October 12, 2007. Within thirty days of funding of the loan, the lender is also to receive additional shares of the Company’s common stock equal to twice the numerical dollars of the principal of the loan. In the event the note is unpaid within ten days of its maturity date, we will incur a late charge equal to 10% of the note amount.

On July 10, 2007, we borrowed $125,000 from an individual lender and issued a promissory note that provided for interest at a rate of 12% per annum with a maturity date of October 12, 2007. Within thirty days of funding of the loan, the lender is also to receive additional shares of the Company’s common stock equal to three times the numerical dollars of the principal of the loan. In the event the note is unpaid within ten days of its maturity date, we will incur a late charge equal to 10% of the note amount.

In April 2007, we issued Big Apple Consulting USA, Inc. 5,000,000 shares of common stock for consulting services.

In April 2007, the Company filed a Certificate of Designation with the Nevada Secretary of State to designate 75,000,000 shares of Series B convertible preferred stock (“Series B Convertible Preferred Stock”). The terms of the Series B Convertible Preferred Stock provide the holder with the capacity for two times the number of votes on all matters submitted to the common shareholders, and with a liquidation preference equal to two times the amount distributable to the common shareholders prior to any liquidating distribution being paid to common shareholders. The Series B Convertible Preferred Stock carry no dividend rights and are automatically converted into two shares of common stock for each Series B share held as prescribed in the Certificate of Designation at the anniversary date of the stock issuance. The holders of the converted shares have piggyback registration rights for the common stock issued upon conversion. In the event the Series B shareholder is no longer engaged or employed by the Company, the Series B Convertible Preferred Stock which have not been converted are immediately cancelled.  As of July 18, 2007, we had issued an aggregate of 17,000,000 shares of Series B convertible preferred stock, 9,500,000 of which have been converted into 19,000,000 shares of our common stock and the remaining 7,500,000 shares of the Series B convertible preferred stock remained unvested.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
Forward-Looking Statements

The information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in the Company’s revenues and profitability, (ii) prospective business opportunities and (iii) the Company’s strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Annual Report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

You should read the following discussion and analysis in conjunction with the Financial Statements and Notes attached hereto, and the other financial data appearing elsewhere in this Annual Report.

The Company’s results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: the risk of significant natural disaster, the inability of the Company to insure against certain risks, inflationary and deflationary conditions and cycles, currency exchange rates, changing government regulations domestically and internationally affecting our products and businesses.

Overview

We are an independent Nevada energy company, currently engaged in the exploration of natural gas and oil. Our strategy is to profitably grow reserves and production, primarily through acquiring oil and gas leasehold interests and participating in or actively conducting drilling operations in order to exploit those interests. The Company was formed in 1981 as Fuller-Banks Energy, Inc., changed its name to Royal Equity Exchange Inc. in 1987, and subsequently to Procare America, Inc. in 1999. In 2001 the Company ceased all operations and became a public shell company. On December 15, 2005, the Company issued 49,100,000 shares of common stock in exchange for 100% of the outstanding shares of Indigo Land & Development, Inc. (“ILD”), which was treated as a recapitalization of ILD. On January 12, 2006, the Company changed its name to Indigo Energy, Inc.

We own mineral rights (excluding coal) in Greene County, Pennsylvania and Monongalia County, West Virginia as follows: 100% interest in 430 acres; one-third interest in 13 acres, one-sixth interest in 68 acres, and various percentages in an additional 56 acres (collectively the “The Indigo Property”). We do not own the surface land in these areas. These natural resources are available via subsurface drilling and recovery techniques. To quantify the potential for recoverable reserves of natural gas, oil and coal bed methane, we commissioned four independent geological and engineering studies of the Indigo Property.

As an exploratory stage company, we have incurred losses since our inception. Our current liabilities exceed our current assets and we will need additional capital to fund operations. There are no assurances that we will receive funding to implement our business plan and our independent registered accountant indicated in its opinion on our 2006 annual financial statements that there was substantial doubt about our ability to continue as a going concern.

As of July 18, 2007, we still owe our operators and vendors payments for drilling our wells, however, as a result of our paying a portion of the amounts due, we have been assigned a portion of various percentage of working interest in those wells by the operators.

Plan of Operation

In September 2005, we entered into a Services Agreement with Falcon Holdings, LLC (“Falcon”) for turnkey drilling operations (the “Falcon Agreement”). Falcon has performed work for the Company in preparation for permits, right of ways, and delivery of gas into line. The agreement with Falcon was terminated in May 2006 and the Company became its own operator on the Company’s property. Drilling commenced on the wells during the second quarter of 2006 and all three wells were completed in September and October 2006.

During the second quarter of 2006, the Company entered into certain agreements with HUB. The HUB agreements consisted of the Advisory Services Agreement, Option Agreement and the Registration Rights Agreement. The Advisory Services Agreement was amended in December 2006 and later in March 2007.

On December 28, 2006, we entered into a letter agreement amending the HUB Advisory Service Agreement, which eliminated our obligation to issue HUB options to purchase the total of 15 million shares upon HUB’s completion and delivery of a total of 250 wells as described above. Instead, under the amendment agreement, we were required to issue options to HUB to purchase 7,000,000 shares of our common stock at terms to be determined by our Board of Directors. A second amendment to the HUB Advisory Service Agreement was entered into in March 2007, whereby HUB is to receive 12,500,000 shares of our Series B convertible preferred stock in place of the 7,000,000 options to purchase the Company’s common stock. The 12,500,000 shares of Series B convertible preferred stock is convertible into shares of the Company’s common stock as follows: 5,000,000 shares are convertible into 10,000,000 shares immediately, and 2,500,000 shares are each convertible into 5,000,000 shares in April of 2008, 2008 and 2010, respectively. As of July 18, 2007, 5,000,000 shares of Series B Convertible Preferred Stock have been converted into 10,000,000 shares of Indigo’s common stock, upon which HUB became related party to us which owns more than 5% of our outstanding common stock upon conversion of the Series B Convertible Preferred Stock.

Under the Advisory Service Agreement, HUB is entitled to receive the following fees:

(a)
Drilling Services Fee. The Advisor is entitled to a nonrefundable drilling services fee in the amount of $7,500 per gross well (“Drilling Services Fee”), payable upon the completion of each well. The Drilling Services Fee will be reduced pro rata in the event that the owner of the gross well holds less than a sixty-two and one half percent (62.5%) working interest in such well.

(b)
Advance Fee. Prior to the execution of this agreement, the Company is required to have paid the Advisor a good faith deposit in the amount of $75,000 (the “Deposit”) to pay for such services as the Advisor deemed necessary in order to commence its obligations in connection with this agreement. The Advisor and the Company agreed that the Deposit will be amortized over the course of the first 10 net wells drilled and applied against the Drilling Services Fee payable for such net wells. The Deposit was paid in June 2006.

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

In July 2006, as prescribed by the Advisory Service Agreement, Indigo LP, a limited partnership in which we are the managing general partner (see The Indigo Energy Partners LP section under Note 4 “Oil and Gas Properties” to the Financial Statements for more details about the partnership), entered into the following Drilling and Operating Agreements on the respective drilling area:

DOA1   (Drilling and Operating Agreement with TAPO Energy, LLC)

Under DOA1, Operator1 agreed to drill, complete and operate five wells in the drilling area as defined by DOA1 for a term as long as any well covered is producing oil or gas. The turnkey price per well is $350,000. In exchange for the turnkey price, Operator1 will provide one well complete to the pipeline. Upon completion of each well and payment in full by the Developers, Operator1 will assign to the Developers their respective interest in the wells. As of December 31, 2006, Indigo LP has incurred drilling costs in the amount of $1,531,250 under DOA1 determined based on the well completion percentage of each well, of which $746,598 was unpaid and accrued for as of December 31, 2006.

Under the original DOA1, Indigo was required to contribute $1,071,875 to earn a 61.25% working interest in the wells while Indigo LP was required to contribute $459,375 to earn a 26.25% working interest. The DOA1 was amended in January 2007 such that Indigo LP became the sole Developer and obligor under the agreement and will be assigned a 87.5% working interest in the wells upon payment of the total required capital contribution. The DOA1 was further amended such that of the outstanding balance due for the unpaid Turnkey Well Costs of $746,598 and any additional operating fees, $250,000 was due and payable on January 26, 2007, and the remaining balance was due March 31, 2007 (the “Extended Due Date”), subject to Indigo issuing to Operator1 1,493,196 shares of its common stock. The shares of the common stock have piggyback registration rights. On January 19, 2007, the Company issued 1,493,196 shares of common stock to Operator1. On April 5, 2007, the DOA1 was amended again such that the Extended Due Date was extended to April 16, 2007. On July 18, 2007, Indigo LP was in default on the outstanding balance due Operator1 in the amount of $696,598 but was assigned a working interest of 48% in the five wells by Operator 1. The DOA1 also provides for an overriding royalty interest of 1/16 (6.25%) of all gross revenues from oil and gas produced from the wells drilled by Operator1. This overriding royalty interest is in addition to the customary 12.5% royalty interest due to the landowner. Commencing at the time that a drilled well begins to produce, the DOA1 also entitles Operator1 to an operating fee of $300 per month for each well operated. Either the Developer or Operator1 may propose to have the following additional activities conducted: (1) drill a new well on the existing drilling site or wells on any drilling area; (2) rework, recomplete, deepen the wells, or (3) plug back the wells such as a dry hole. The entire cost and risk of conducting these additional activities will be borne by the Developers who elected to participate in the additional operations as defined by DOA1.

DOA2   (Drilling and Operating Agreement with Dannic Energy Corp.)

Under DOA2, Operator2 agreed to drill, complete and operate five wells in the drilling area as defined by DOA2 for a term as long as any well covered is producing oil or gas. The turnkey price per well is (A) three wells at $290,970 and (B) two wells at $277,565. In exchange for the turnkey price, Operator2 will provide one well complete to the pipeline. Upon completion of each well and payment in full by the Developer, Operator2 will assign to the Developer its respective interest in the wells. As of December 31, 2006, Indigo LP has incurred drilling costs in the amount of $856,824 under DOA2 determined based on the well completion percentage of each well, of which $481,824 was unpaid and accrued for as of December 31, 2006.

Under the original DOA2, Indigo LP was required to contribute $1,071,030 to earn a working interest of 75% in the wells. The agreement was subsequently amended in December 2006 such that Indigo LP was to contribute $856,824 for a 60% working interest in the wells. Further, the amendment provides that the balance due for the unpaid turnkey drilling costs of $481,824 and any additional operating fees were due and payable on March 31, 2007 (the “Curing Period”). Since the balance due was not paid by the Curing Period, Operator2 had the right to require Indigo to issue to Operator2 two shares of its common stock for each dollar outstanding on or before the Curing Period. The shares of common stock have piggyback registration rights. On January 19, 2007, the Company issued 963,647 shares of common stock to Operator2 prior to the lapse of the Curing Period, anticipating that Indigo LP would not be able to pay off the outstanding balance by March 31, 2007. On April 5, 2007, the DOA2 was amended again to extend the Curing Period to April 16, 2007. On July 18, 2007, Indigo, LP was in default on the outstanding balance due to Operator 2 in the amount of $381,824, but was assigned a partial working interest of 31% the five wells by Operator 2. The DOA2 also provides for an overriding royalty interest of 1/16 (6.25%) of all gross revenues from oil and gas produced from the wells drilled by Operator2. This overriding royalty interest is in addition to the customary 12.5% royalty interest due to the landowner. Commencing at the time that a drilled well begins to produce, the DOA2 also entitles Operator2 to an operating fee of $300 per month for each well operated. Either the Developer or Operator2 may propose to have the following additional activities conducted: (1) drill a new well on the existing drilling site or wells on any drilling area; (2) rework, recomplete, deepen the wells, or (3) plug back the wells such as a dry hole. The entire cost and risk of conducting these additional activities will be borne by the Developer who elected to participate in the additional operations as defined by DOA2.

DOA3   (Drilling and Operating Agreement with P&J Resources, Inc.)

Under DOA3, Operator3 agreed to drill, complete and operate five wells in the drilling area as defined by DOA3 for a term as long as any well covered is producing oil or gas. The turnkey price per well is $258,000. In exchange for the turnkey price, Operator3 will provide one well complete to the pipeline. Upon completion of each well and payment in full by the Developer, Operator3 will assign to the Developer its respective interest in the wells. As of December 31, 2006, Indigo LP has incurred drilling costs in the amount of $541,800 under DOA3 determined based on the well completion percentage of each well, for which Indigo LP has paid Operator3 $860,000. The excess payment of $318,200 was recorded as a prepayment as of December 31, 2006.

Under the original DOA3, Indigo LP was required to contribute $967,500 to earn a working interest of 75% in the wells. The DOA3 was amended in December 2006, such that the balance due for the unpaid turnkey drilling costs and any additional operating fees were due and payable on March 31, 2007 (the “Curing Period”). Since the balance due was not paid by the Curing Period, Operator3 had the right to require Indigo to issue to Operator3 two shares of its common stock for each dollar outstanding on or before the Curing Period. The shares of common stock have piggyback registration rights. On January 2, 2007, Indigo LP and Operator3 entered into a Forbearance Agreement to extend the due date for the then outstanding balance of $107,500 due to Operator3 to March 31, 2007, in consideration for which Indigo agreed to issue 215,000 shares of its common stock to Operator3. On January 19, 2007, the Company issued 215,000 shares of common stock to Operator3. On April 5, 2007, the DOA3 was amended again such that the Curing Period was extended to April 16, 2007. On July 18, 2007, Indigo LP was in default on the outstanding balance to Operator 3 in the amount of $72,500 but was assigned a partial working interest of 31% in the five wells by Operator 3. The DOA3 also provides for an overriding royalty interest of 1/16 (6.25%) of all gross revenues from oil and gas produced from the wells drilled by Operator3. This overriding royalty interest is in addition to the customary 12.5% royalty interest due to the landowner. Commencing at the time that a drilled well begins to produce, the DOA3 also entitles Operator3 to an operating fee of $350 per month for each well operated. Either the Developer or Operator3 may propose to have the following additional activities conducted: (1) drill a new well on the existing drilling site or wells on any drilling area; (2) rework, recomplete, deepen the wells, or (3) plug back the wells such as a dry hole. The entire cost and risk of conducting these additional activities will be borne by the Developer who elected to participate in the additional operations as defined by DOA3.

DOA4    (Drilling and Operating Agreement with Mid-East Oil Company).

Under DOA4, Operator4 agreed to drill, complete and operate ten wells in the drilling area as defined by DOA4 for a term as long as any well covered is producing oil or gas. The turnkey price per well is (A) three wells at $290,970, (B) four wells at $332,985, and (C) three wells at $353,804. In exchange for the turnkey price, Operator4 will provide one well complete to the pipeline. Upon completion of each well and payment in full by the Developer, Operator4 will assign to the Developer its respective interest in the wells. As of December 31, 2006, Indigo LP has incurred drilling costs in the amount of $1,486,438 under DOA4 determined based on the well completion percentage of each well, of which $75,881 was unpaid and accrued for as of December 31, 2006.

Under the original DOA4, Indigo LP was required to contribute $2,449,694 to earn a working interest of 75% in the wells. The drilling and operating agreement was amended in December 2006, such that the balance due for the unpaid turnkey drilling price of $1,062,644 and any additional operating fees were due and payable on March 31, 2007 (the “Curing Period”). Since the payment was not made by the Curing Period, Operator4 required the Company to issue to Operator4 two shares of its common stock for each dollar outstanding on or before the Curing Period. The shares of common stock have piggyback registration rights. On January 19, 2007, the Company issued 2,125,288 shares of common stock prior to the lapse of the Curing Period, anticipating that Indigo LP would not be able to pay off the outstanding balance by March 31, 2007. On April 5, 2007, the DOA4 was amended again such that the Curing Period was extended to April 16, 2007. On July 18, 2007, Indigo LP was in default on the outstanding balance due to Operator 4 in the amount of 1,037,644, but was assigned a 75% working interest in six of the ten wells by Operator 4. The DOA4 also provides for an overriding royalty interest of 1/16 (6.25%) of all gross revenues from oil and gas produced from the wells drilled by Operator4. This overriding royalty interest is in addition to the customary 12.5% royalty interest due to the landowner. Commencing at the time that a drilled well begins to produce, the DOA4 also entitles Operator4 to an operating fee of $300 per month for each well operated. Either the Developer or Operator4 may propose to have the following additional activities conducted: (1) drill a new well on the existing drilling site or wells on any drilling area; (2) rework, recomplete, deepen the wells, or (3) plug back the wells such as a dry hole. The entire cost and risk of conducting these additional activities will be borne by the Developer who elected to participate in the additional operations as defined by DOA4.

Under the four drilling and operating programs described above, seven wells were completed in 2006 and eight wells have been completed in 2007. The following table lists the period and quantity of the completed wells:

Wells Completed

Period	Quantity
August 2006	2
September 2006	3
October 2006	2
January 2007	7
February 2007	1

As explained in Note 3 of the Company’s December 31, 2006 financial statements as of December 31, 2006, the Company owed the operators and other vendors payments for drilling wells for the Company. Since the Company has not paid these parties, they have not assigned working interests to the Company, provided production information, nor paid the Company for its share of any revenue that may have been generated by the wells as of December 31, 2006. As a result, the Company and its outside reserve engineer were unable to determine whether it has proved reserves due to the lack of information necessary for them to make the evaluation. Consequently, all the Company’s oil and gas properties were determined unproved at December 31, 2006.

On July 24, 2006, we entered into a Joint Venture Agreement with Epicenter Oil & Gas, LLC, a Florida limited liability company (“Epicenter”) (Epicenter and the Company will be referred to collectively as the “Parties”), HUB, and Golden Eagle Resources, Inc., a Colorado corporation (“Golden Eagle”), to lease approximately 16,000 gross oil and gas acres for the purpose of exploring and developing oil and natural gas from oil and gas horizons through the base of the Devonian geologic formation in Johnson County, Illinois (the “Joint Venture”). The Parties may jointly or severally acquire the leasehold acreage during the term of the joint venture and agree to establish an Area of Mutual Interest (“AMI”) encompassing Johnson County, Illinois (the “Contract Area”). The AMI will remain in effect for a period of three years unless sooner terminated or extended by mutual written consent of Epicenter and the Company. Epicenter and us will each own a 50% working interest in leases within the AMI. Under the Joint Venture, in consideration for a 50% interest in the assets of the Joint Venture, which were 100% of the oil and gas leasehold acres, we paid Epicenter $225,000, during the year ended December 31, 2006.

The Joint Venture agreement with Epicenter was amended on January 6, 2007 and extended the due date for Indigo’s original obligation to pay the remaining unfunded leasehold acquisition costs incurred by Epicenter to March 31, 2007. Indigo was also required to issue Epicenter two shares of its common stock for each dollar then outstanding by January 23, 2007. The shares of common stock have piggyback registration rights. On January 19, 2007, the Company issued 647,410 shares of common stock to Epicenter in accordance with the amended agreement. In April 2007, the Joint Venture agreement was amended again such that the due date of the Company’s obligation was extended to April 16, 2007.

On July 19, 2007, Epicenter elected to withdraw from the Joint Venture Agreement with the consent of all other parties to the Joint Venture Agreement, as it deemed the goal of the Joint Venture not fulfilled. As a result, Indigo was released of all obligations due to Epicenter, but also lost its right to receive a 50% working interest in the assets of the Joint Venture due to the expiration of leases caused by its delinquent payments in funding the lease acquisitions. Consequently, the Company recorded an impairment charge of $225,000. Indigo and Epicenter also agreed that if Indigo has the necessary funding within the next six months to either acquire leases or conduct drilling operations in the New Albany Shale in southern Illinois, Indigo will be allowed to participate with Epicenter in such projects and provided a credit of $225,000 by Epicenter for such participation.

The Company needs to raise significant funds for future drilling and operating costs once production has commenced. Any fundraising conducted by the Company will most likely result in the issuance of additional shares of common stock which will dilute the ownership interests of the Company’s current shareholders. The Company is committed to invest approximately $1,400,000 in the next 12 months to fund the tangible drilling costs for Indigo LP. In addition, the Company will be required to fund an additional $125,000 to fund its obligations to HUB.

During the next 12 months, we neither expect to purchase any plant or significant equipment, nor anticipate any significant changes in the number of employees.

Results of Operations for the Year Ended December 31, 2006

For the year ended December 31, 2005, we were a dormant company with no activities. As such we do not believe that our operating activities for the year periods ended December 31, 2006 are comparable to those for the year December 31, 2005.

We incurred a net loss for the year ended December 31, 2006 of $23,627,237, primarily attributable to issuing a substantial number of shares of our common stock to various parties as compensation for their consulting services interest expense incurred as a result of the amortization of discounts on our convertible notes, settlement expense incurred with a former shareholder and professional fees incurred in connection with the filing of our quarterly and other reports with the SEC. We had no revenue for the period, as we have not fully paid the parties who operated our wells. As a result of the non-payment, the operators have not assigned any interest to us, provided us production information, nor did they pay us any revenues that may have been generated by the wells as of December 31, 2006.

Impairment of Oil and Gas Properties

Impairment cost of $367,724 were incurred for the year ended December 31, 2006. The Company impaired $225,000 related to leases that expired and $142,724 on its three initial wells.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2006 were $19,619,579, which consisted primarily of share-based consulting fees in addition to professional fees incurred for purposes of bringing our filings current with the SEC. During the year ended December 31, 2006, we issued an aggregate of 34,483,000 shares of our common stock to various parties as compensation for consulting services. We also incurred a liability to issue 375,000 shares of common stock to a consultant who performed services for us during the first six months of 2006. These share issuances resulted in share-based compensation expense of $16,908,000, of which $7,050,000 was incurred with related parties. The services consisted of professional fees from attorneys, technical services from oil and gas engineers and personal services from our officers and directors.

General and administrative expenses for the year ended December 31, 2006, also include non-share-based consulting fees, accounting, legal and other professional fees and salaries to our employees in the total amount of $2,105,960 of which $441,873 was incurred with related parties.

Operating Expenses

Operating expenses consisted primarily of right-of-way costs incurred to allow us to drill on our properties.

Interest Expense

Interest expense for the year ended December 31, 2006 was $2,706,132 which consisted of the amortization of the discounts and loan fees on our convertible notes in the amount of $2,316,789, interest resulting from our forbearance agreement in the amount of $270,686, and interest accrued and paid on our loan and other obligations in the amount of $118,657.

Settlement Expense - Related Party

We incurred settlement expense for a payment made by certain of our shareholders to Jerry Moore and his family in the amount of $900,000 during 2006.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of our common stock and the use of convertible debt. As of December 31, 2006, we had a cash balance of $66,663.

We require a minimum of approximately $1,400,000 in order to fund the tangible drilling costs of Indigo LP, $800,000 to pay for our outstanding professional fees, $500,000 to pay for the drilling costs incurred in our three (3) initial wells, $960,000 to pay our note payable obligation, a total of approximately $123,000 to pay for our obligations due to HUB, and additional funds to meet our capital needs for the anticipated drilling, development, and production activities on the Indigo Property as well as any other oil and gas properties we may acquire over the next twelve months. In addition, in the event we locate additional prospects for acquisition, experience cost overruns at our current prospects or fail to generate projected revenues, we will also need additional funds during the next twelve months. We currently do not have sufficient funds to fund out current operations or such capital calls, pay our debts and other liabilities, and operate at our current levels for the next twelve months. Accordingly, we need to raise additional funds through sales of our securities or otherwise, immediately.

If we are unable to obtain additional funds on terms favorable to us, if at all, we may be required to delay, scale back or eliminate some or all of our exploration and well development programs and may be required to relinquish our interest in one or more of our projects or in the extreme case, cease operations.

For the Year Ended December 31, 2006:

Net cash used in operating activities was $1,663,691. The funds were primarily used to pay general and administrative expenses.

Net cash used in investing activities was $5,381,585, which was used to fund oil and gas drilling and lease acquisition costs.

Net cash provided by financing activities was $6,862,624, representing proceeds from our issuance of convertible debt in the amount of $3,287,100, less loan costs of $266,210, capital contributions from the participating partners of Indigo LP in the amount of $4,400,000, less syndication costs of $518,242 and private sales of common stock in the amount of $429,975, offsetting by cash used in the repurchase of our common stock of $30,000 as well as payments on notes issued to purchase treasury stock in the amount of $440,000.

At December 31, 2006, we had a working capital deficit of $3,653,955 compared to a working capital deficit of $2,660,964 at December 31, 2005. The increase in working capital deficit in the amount of $992,991 was due primarily to obligations incurred by Indigo LP under the drilling and operating agreements with the four operators in the amount of $1,304,302, offset by amounts prepaid under these programs of $347,400, our obligations due to various parties for well drilling costs incurred on our three initial wells, obligations to our independent auditor, attorneys and accountants in the amount of $783,651, and an issuance of a note payable due within one year in the amount of $330,662, net of discount, offset by a net decrease in our liabilities to be settled in common stock in the amount of $1,281,270 and a reduction of our obligations to our former shareholders in the amount of $272,474.

Critical Accounting Policies and Estimates

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These accounting principles require management to use estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period. Management reviews its estimates, including those related to the determination of proved reserves, well completion percentage under the turnkey drilling programs, estimates of future dismantlement costs, estimates of future cash flows in valuing oil and gas proprieties, income taxes and litigation. Actual results could differ from those estimates.

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

Impairment of unproved properties is based on factors such as the existence of events that may serve to impair the properties such as failure of a well, expiration of leases and comparison of carrying value of oil and gas properties with their fair market value at the end of the reporting period.

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

ITEM 7.  FINANCIAL STATEMENTS

See Page F-1

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

ITEM 8A.  CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-KSB, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As a result of communication from our auditors and whereby management identified several filings which needed to be restated and re-filed (which the Company did) based on communication from the Securities and Exchange Commission, we have identified the following material weaknesses of our internal controls:

•
Reliance upon independent financial reporting consultants not familiar with US generally accepted accounting principles or SEC rules and regulations for review of critical accounting areas and disclosures and material non-standard transactions.

•	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

•	Lack of formal policy for review and booking of stock issuances.

•	Lack of expertise in US generally accepted accounting principles.

•	Lack of expertise in US Securities and Exchange commissions rules and regulations.

•	Lack of formal process and timeline for closing the books and records at the end of each reporting period

•	Lack of formal policy for review and booking of contracts.

•	Lack of control in the issuance of the Company’s common stock, which resulted in several instances of issuance of extra or duplicate shares and

•	Lack of internal personnel experienced and knowledgeable about oil and gas operations.

Commencing at end of 2006 and through March 2007, the Company took the following actions to start addressing the weaknesses noted above and catch up with its 2006 interim filings:

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

(b) Changes in internal controls.

The following significant changes occurred in our internal control over financial reporting during the quarter ended December 31, 2006, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting:

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

•	The Company has established a process and timeline for closing the books and records at the end of each reporting period.

•	The Company has established a process and procedure for review of all contracts prior to execution.

ITEM 8B.  OTHER INFORMATION

None.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

Directors and Executive Officers

Our bylaws provide that we have at least one director. The number of Directors which shall constitute the whole board shall be five (5). The number of Directors may from time to time be increased or decreased to not less than one nor more than seven (7) by action of the Board of Directors. The Directors shall be elected at the annual meeting of the stockholders, each Director elected shall hold office until his successor is elected and qualified. Directors need not be stockholders. Vacancies in the Board of Directors including those caused by an increase in the number of directors, may be filled by a majority of the remaining Directors, though less than a quorum, or by a sole remaining Director, and each Director so elected shall hold office until his successor is elected at an annual or a special meeting of the stockholders. The holders of two-thirds of the outstanding shares of stock entitled to vote may at any time peremptorily terminate the term of office of all or any of the Directors by vote at a meeting called for such purpose or by a written statement filed with the secretary or, in his absence, with any other officer. Such removal shall be effective immediately, even if successors are not elected simultaneously and the vacancies on the Board of Directors resulting therefrom shall only be filled from the stockholders.

A vacancy or vacancies in the Board of Directors shall be deemed to exist in case of the death, resignation or removal of any Directors, or if the authorized number of Directors be increased, or if the stockholders fail at any annual or special meeting of stockholders at which any Director or Directors are elected to elect the full authorized number of Directors to be voted for at that meeting.

The stockholders may elect a Director or Directors at any time to fill any vacancy or vacancies not filled by the Directors. If the Board of Directors accepts the resignation of a Director tendered to take effect at a future time, the Board or the stockholders shall have power to elect a successor to take office when the resignation is to become effective.

No reduction of the authorized number of Directors shall have the effect of removing any Director prior to the expiration of his term of office.

The directors and executive officers of the Company currently serving are as follows:

Name	Age	Title
David J Larson	56	Chief Executive Officer & Director and President

Stanley L. Teeple	58	Chief Financial Officer & Director and Secretary and Treasurer

Steve Durdin	41	Director

Management

Significant Employees / Consultants

David J. Larson was appointed President of Indigo-Energy, Inc. on February 27, 2006, having previously been appointed a director of the Company on February 22, 2006.  Mr. Larson was previously a consultant for the Company having been instrumental in the Company's reorganization with Procare America, Inc. Prior to his association with the Company; Mr. Larson’s 30-year business career has encompassed executive sales and marketing management positions with two Fortune 250 Company’s to President and CEO of a publicly traded water treatment company.   His business skill sets offers clients proven interpersonal relationship building and strategic project development, while creating a problem solving focused environment.   Additional business experience includes implementing national sales strategies, franchise business development, national mass distribution product placement strategies, contractual negotiations and short-term execution of a business plan as a consultant for both public and private companies.  Mr. Larson is a graduate of Northwest Missouri State University with a Bachelor of Science degree in Marketing.

Stanley L. Teeple. Over the last 30 years Stan has held numerous senior management positions in a number of public and private companies across a broad spectrum of industries. In his capacity as a turnaround consultant he has taken over and ultimately owned, operated, and then sold two $50 plus million perishables distribution businesses involved in commercial, wholesale, franchise and retail operations. Additionally he has operated and worked for various court appointed trustees and principals as CEO, COO, and CFO in the entertainment, pharmaceuticals, food, travel, and tech industries. He is presently CFO of an entertainment related publicly traded company, operates his consulting business on a project-to-project basis, and holds various other directorships. His businesses operational strengths include knowing how to manage and maximize the resources and preserve the integrity of a company from start-up through to maturity. In his capacity as President of Stan Teeple, Inc. for the last 25 plus years, he has provided services to various bankruptcy Trustees and Counsel primarily in the Central District of California. These services included interim operator, CEO, CFO, appraisals, plan structuring and various other capacities as required. These situations required delicate negotiations with creditors, vendors, lenders, and the debtors themselves to evolve and maximize the assets of the corporations. Some of the industries include pharmaceuticals, travel & transportation, food manufacturing, distribution, entertainment and franchise development. Some of the companies included as clients are United Artists Theatre Circuit, Chiquita Brands, Inc., United Airlines, Warner Lambert, General Mills, Coca-Cola Foods, Numero Uno Pizza, Pro Image Entertainment Corporation, and Compass Microsystems.

Steve Durdin - Graduated from Rider University in Lawrenceville, New Jersey with a degree in Finance and, upon graduation, went to work for Allstate Insurance Company.  During a career that lasted for over 16 years, Steve moved from the ranks of associate agent to Senior Account agent and was asked to join the management team of the corporation in 1999.  In his management role, Steve was promoted through multiple levels of responsibility and eventually was given a seat on the Senior Staff Board for the company in the Midlantic Region.  In both of his tracks through Allstate (Agency Owner and Corporate Management), Steve was consistently recognized with awards for outstanding results and leadership.  During his tenure there, he learned volumes about building and growing organizations, raising capital, financial management and accountability and working within the public company arena.  During his last 5 years with Allstate, Steve had started to pursue other business interests which led him through many successful projects in real estate development and the formation of an international trading company in Colon, Panama.  He also began consulting with small companies in the U.S. on expansion into international markets and simultaneously helped them to develop stronger infrastructure bases from which to operate.  Because of the successes in his other pursuits, Steve officially retired from Allstate in 2000 and eventually sold his remaining agency interests.  Steve became involved with Indigo-Energy in the Fall of 2005 and has been the foundation for the company’s fund raising since its inception.  As a founding member of Indigo-Partners, L.P. and core investor representing several different groups within the company, he has personally been responsible for raising approximately 95% of the company funding to date and has been responsible for raising in excess of $ 500,000 within the past 45 days to help the company meet its short-term obligations.  Additionally, Steve has personally invested over $ 1.2 million of personal funds over the past year.  Steve is a key link with major shareholder groups and has demonstrated through his actions his commitment to the future success of the company.

Mark A. Thompson. Mr. Thompson effectively acts as our COO through his affiliate HUB. He has been in the Oil and Gas Business his entire life. He started working for his father and uncle as a teenager. In the 1970’s he was a Land Man and started his own company, MATCO. He expanded that business to include well drilling and brine haling. He later sold MATCO and formed MAT Oil and Gas, drilling over 250 wells in Pennsylvania. In 1992 MAT was dissolved and Mark purchased 100% of the stock of Mid-East Oil Company from the estate of Chuck Griffith, a Pittsburgh businessman. Since that time Mid-East has drilled over 750 wells and has constructed miles of pipeline systems. In the past six years Mark has been involved in numerous drilling ventures with a variety of partners. His philosophy has been one of discovering new fields, developing them to their full potential and finally selling the fields to larger industry participants. In 2001, Mid-East and its et al. sold the Olanta Field in Clearfield County, PA for $26 Million and in 2004 Mid-East and its partners sold the Pine Glen Field in Center County, PA for more than $40 Million. Both of the fields had been in production for less than four years. Mr. Thompson continues to develop new production with industry partners and public and private drilling partnerships.

Involvement in certain legal proceedings

No director, person nominated to become a director, executive officer, promoter or control person of the Company has, during the last five years: (i) been convicted in or is currently subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any Federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our common stock must report on their ownership of the common stock and any changes in that ownership to the Commission. Specific due dates for these reports have been established. During the fiscal year ended December 31, 2006, we believe that all reports required to be filed by Section 16(a) were filed on a timely basis.

ITEM 10  EXECUTIVE COMPENSATION

Executives and Directors Compensation

The following table provides certain summary information concerning compensation paid to or accrued by the executive officers named below during the fiscal years ended December 31, 2006 and 2005.

	2006
	Salary/	2006	2005	2005
	Consulting	All Other	Salary	All Other

David Larson (1)
Chief Executive Officer	$123,873		-

Stanley Teeple (2)	$175,000		-
Secretary and Treasurer

David Albanese (3)	$32,000		-	$250,000

Alec Winfrey (4)	$40,000		-	$250,000

Curtis Fleming (5)	$6,000	$20,000	-	$237,500

James Holland(6)	$25,000		-	$250,000

Steve Durdin (7)	-	-	-	-

Mark Thompson (8)	$380,800	$270,686	-	-

(1) Mr. Larson served as our President under the terms of his February 2006 consulting agreement. On December 21, 2006, the consulting agreement with Mr. Larson was terminated and in its place we entered into an employment agreement pursuant to which Mr. Larson would serve as our President for a two-year period commencing January 1, 2007. The agreement will automatically renew each year unless terminated for cause as defined in the agreement. As compensation, we agreed to pay Mr. Larson a salary of $17,250 per month. In addition, we agreed to issue to Mr. Larson options or cashless exercise warrants during the first quarter of 2007 to acquire a minimum of 18,000,000 shares of our common stock at terms to be determined by our Board of Directors. During the year ended December 31, 2006, we incurred $69,500 to Mr. Larson as a consulting fee, and $54,373 as salary. On March 8, 2007, the Company entered into a new employment agreement with Mr. Larson that superceded, but provided for the identical terms of, cash compensation and restrictive covenants as Mr. Larson’s agreement of December 21, 2006. In addition, Mr. Larson received 5,000,000 shares of our Series B Convertible Preferred Stock in April 2007, which were immediately converted into 10,000,000 shares of our common stock. Mr. Larson was also entitled to receive stock options or cashless warrants to acquire 30,000,000 shares of our common stock at prices to be determined by the terms of a stock option plan to be adopted by the Company. On July 11, 2007, we entered into a Release and Settlement Agreement with Mr. Larson, pursuant to which Mr. Larson agreed to return 5,000,000 shares of our common stock and resign as the President, CEO and Board Director of us as noticed by our Board of Directors, but no later than December 2007. Mr. Larson received a one-time settlement and separation fee of $100,000 to be paid by us in installments commencing July 25, 2007 through December 2007. In addition, for a period of one year, we will pay Mr. Larson a finder’s fee of 5% of the gross amount received by us in the form of a debenture, note or similar instrument, from lenders as introduced solely by Mr. Larson. This settlement agreement terminated our employment agreement with Mr. Larson and mutually released all obligations under the employment agreement.

(2) On May 26, 2006, we executed a consulting agreement with Stanley Teeple, Inc.(“STI”), an entity affiliated with Stanley Teeple, to provide services related to accounting and securities reporting for a one-time fee of $10,000 plus reimbursement of certain expenses. On June 15, 2006, we executed a new consulting agreement with STI to provide the aforementioned services for a compensation of $5,000 per week for six months and reimbursement of related costs. In July 2006, our Board of Directors appointed Stanley Teeple as our Secretary and Treasurer and Board Director. On December 21, 2006, we entered into a third consulting agreement with STI pursuant to which we agreed to pay STI a weekly consulting fee of $5,000, and issue to STI options or cashless exercise warrants during the first quarter of 2007 to acquire a minimum of 5,000,000 shares of our common stock at terms to be determined by our Board of Directors. The agreement was effective on January 1, 2007 for a two-year period and would be automatically renewed for consecutive one-year periods unless terminated by either party. During the year ended December 31, 2006, we paid $175,000 to STI for consulting services, of which $20,000 was recorded as prepaid expense - related party as of December 31, 2006 and the remaining $155,000 was expensed. On March 8, 2007, the Company entered into a fourth consulting agreement with STI, which superceded but provided for the identical terms of cash compensation as STI’s agreement of December 21, 2006. In addition, STI is to be reimbursed for certain medical and dental insurance coverage, an auto allowance of $1,000 per month, and certain other fringe benefits. STI is also entitled to receive options or cashless warrants to acquire 20,000,000 shares of our common stock at prices to be determined by the terms of a stock option plan to be adopted by the Company.

(3) Mr. Albanese was our Secretary and Treasurer until he resigned on February 22, 2006. We agreed to have Mr. Albanese retain the 1,000,000 shares we previously issued to him, which were valued at $250,000 and pay him $24,000 in periodic payments through May 2006. Mr. Albanese agreed to be a consultant to us for a transitional period of at least 60 days. During the year ended December 31, 2006, we paid $32,000 to Mr. Albanese as a consulting fee.

(4) On February 22, 2006, our Board of Directors appointed Alex Winfrey to replace David Albanese as our Secretary and Treasurer and Board Director. On June 30, 2006, Mr. Winfrey resigned, upon which we agreed to have Mr. Winfrey retain the 1,000,000 shares of common stock he was granted in 2005 as compensation for his services which were valued at $250,000. During the year ended December 31, 2006, we paid $40,000 to Mr. Winfrey as a fee for his consulting services.

(5) Mr. Fleming became our President and Board Director on December 15, 2005, and on February 27, 2006, he resigned as our President and Board Director. On May 15, 2006, in connection with his resignation, our Board of Directors agreed to have Mr. Fleming retain 950,000 of the 1,000,000 shares we previously issued to him but canceled the remaining 50,000 shares, in consideration for which we paid Mr. Fleming $20,000 in periodic payments in 2006. The 950,000 shares were valued at $237,500.

(6) Mr. Holland served as an officer and director of our company in 2006 until he resigned on June 30, 2006. We agreed to have Mr. Holland retain the 1,000,000 shares we previously issued to him which were valued at $250,000. During the year ended December 31, 2006, we paid $25,000 to Mr. Holland as a consulting fee, of which $6,000 was paid to Mr. Holland as a severance payment.

(7) On April 14, 2007 we entered into a consulting agreement with Steve Durdin, who was appointed our Board Director on April 11, 2007, pursuant to which Mr. Durdin will assist the Company in raising funds, developing financial strategy, acting as a liaison with current investors and assisting with business development. We agreed to pay Mr. Durdin a weekly consulting fee of $1,200, and issue to Mr. Durdin options or cashless exercise warrants during the second quarter of 2007 to acquire a minimum of 6,000,000 shares of our common stock at terms to be determined by our Board of Directors. Payment of the consulting fee may be deferred by the Company, however he must be paid no later than August 1, 2007. The agreement was effective on April 1, 2007 for a one-year period and would be automatically renewed for consecutive one-year periods unless terminated by either party.

(8) Mark Thompson, who effectively acts as our Chief Operating Officer, is compensated through his affiliate HUB. Under the Company’s Advisory Service Agreement with HUB which was amended in March 2007, HUB is to receive 12,500,000 shares of our Series B convertible preferred stock. The 12,500,000 shares of Series B convertible preferred stock is convertible into shares of the Company’s common stock as follows: 5,000,000 shares are convertible into 10,000,000 shares immediately, and 2,500,000 shares are each convertible into 5,000,000 shares in April of 2008, 2008 and 2010, respectively. Under the Advisory Service Agreement, HUB is entitled to receive the following fees:

Drilling Services Fee. HUB is entitled to a nonrefundable drilling services fee in the amount of $7,500 per gross well (“Drilling Services Fee”), payable upon the completion of each well. The Drilling Services Fee will be reduced pro rata in the event that the owner of the gross well holds less than a sixty-two and one half percent (62.5%) working interest in such well.

Advance Fee. Prior to the execution of this agreement, the Company is required to have paid HUB a good faith deposit in the amount of $75,000 (the “Deposit”) to pay for such services as HUB deemed necessary in order to commence its obligations in connection with this agreement. HUB and the Company agreed that the Deposit will be amortized over the course of the first 10 net wells drilled and applied against the Drilling Services Fee payable for such net wells.

Reimbursement of Expenses. The Company is required to reimburse HUB for reasonable out-of-pocket expenses incurred by HUB in performing services including drilling and excavation activities relating to the wells.

Additional Drilling Services Fee for Shallow Wells. HUB is entitled to increase the Drilling Services Fee per well of each oil and gas well contracted for under this agreement for conventional shallow wells in Pennsylvania, West Virginia and Kentucky by an amount of $12,500 per gross well to cover all general and administrative expenses that will be incurred by HUB.

On December 22, 2006, we entered into a Forbearance Agreement with HUB whereby we issued 246,078 shares of our common stock to HUB valued at $270,686 based on the trading price of our common stock of $1.10 per share at the date of the agreement. The value of the shares was accrued as liabilities to be settled in common stock at December 31, 2006.

The Company did not grant any options during 2006.

Compensation for Board Services and Reimbursement of Expenses

None

Employment Arrangements - Executives and Key Employees

None

ITEM 11    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Beneficial Owners and Management

The following table sets forth information, as of July 23, 2007, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock,by each of the Company’s officers and directors, and by the officers and directors of the Company as a group.

Name and Address of Shareholders*	Shares	Percentage
	Beneficially Owned (1)	Ownership (1)

Dave Larson	5,000,000	3.12%
Steve Durdin	2,391,681	1.5%
Stan Teeple	0
Mark Thompson	9,000,000	6.125%
Officers and Directors as a group (3) persons	7,391,681	4.62%

*	Each shareholder’s address is c/o Indigo Energy, Inc. 701 N. Green Valley Pkwy, Suite 200, Henderson, Nevada 89074

(1)	Based on an aggregate of 160,169,599 shares outstanding as of July 23, 2007.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Mr. Albanese was our Secretary and Treasurer until he resigned on February 22, 2006. We agreed to have Mr. Albanese retain the 1,000,000 shares we previously issued to him and pay him $24,000 in periodic payments through May 2006. Mr. Albanese agreed to be a consultant to us for a transitional period of at least 60 days. During the year ended December 31, 2006, we paid $32,000 to Mr. Albanese as a consulting fee.

On February 22, 2006, our Board of Directors appointed Alex Winfrey to replace David Albanese as our Secretary and Treasurer and Board Director. On June 30, 2006, Mr. Winfrey resigned, upon which we agreed to have Mr. Winfrey retain the 1,000,000 shares of common stock he was granted in 2005 as compensation for his services. During the year ended December 31, 2006, we paid $40,000 to Mr. Winfrey as a fee for his consulting services.

Mr. Fleming became our President and Board Director on December 15, 2005, and on February 27, 2006, he resigned as our President and Board Director. On May 15, 2006, in connection with his resignation, our Board of Directors agreed to have Mr. Fleming retain 950,000 of the 1,000,000 shares we previously issued to him but canceled the remaining 50,000 shares, in consideration for which we paid Mr. Fleming $20,000 in periodic payments in 2006.

Mr. Holland served as an officer and director of our company in 2006 until he resigned on June 30, 2006. We agreed to have Mr. Holland retain the 1,000,000 shares we previously issued to him. During the year ended December 31, 2006, we paid $25,000 to Mr. Holland as a consulting fee, of which $6,000 was paid to Mr. Holland as a severance payment.

Mark Thompson, who effectively acts as our Chief Operating Officer, is compensated through his affiliate HUB. Under the Company’s Advisory Service Agreement with HUB which was amended in March 2007, HUB is to receive 12,500,000 shares of our Series B convertible preferred stock. The 12,500,000 shares of Series B convertible preferred stock is convertible into shares of the Company’s common stock as follows: 5,000,000 shares are convertible into 10,000,000 shares immediately, and 2,500,000 shares are each convertible into 5,000,000 shares in April of 2008, 2008 and 2010, respectively. Under the Advisory Service Agreement, HUB is entitled to receive the following fees:

Drilling Services Fee. HUB is entitled to a nonrefundable drilling services fee in the amount of $7,500 per gross well (“Drilling Services Fee”), payable upon the completion of each well. The Drilling Services Fee will be reduced pro rata in the event that the owner of the gross well holds less than a sixty-two and one half percent (62.5%) working interest in such well.

Advance Fee. Prior to the execution of this agreement, the Company is required to have paid HUB a good faith deposit in the amount of $75,000 (the “Deposit”) to pay for such services as HUB deemed necessary in order to commence its obligations in connection with this agreement. HUB and the Company agreed that the Deposit will be amortized over the course of the first 10 net wells drilled and applied against the Drilling Services Fee payable for such net wells.

Reimbursement of Expenses. The Company is required to reimburse HUB for reasonable out-of-pocket expenses incurred by HUB in performing services including drilling and excavation activities relating to the wells.

Additional Drilling Services Fee for Shallow Wells. HUB is entitled to increase the Drilling Services Fee per well of each oil and gas well contracted for under this agreement for conventional shallow wells in Pennsylvania, West Virginia and Kentucky by an amount of $12,500 per gross well to cover all general and administrative expenses that will be incurred by HUB.

HUB was paid $410,000 in 2006, which exceeded the amount incurred by the Company by $29,200. On December 22, 2006, we entered into a Forbearance Agreement with HUB Energy LLC (“HUB”) whereby we issued 246,078 shares of our common stock to HUB valued at $270,686 based on the trading price of our common stock of $1.10 per share at the date of the agreement. The value of the shares was accrued as liabilities to be settled in common stock at December 31, 2006.

On September 3, 2005, we entered into separate agreements with two of our then principal stockholders (Leo Moore and James Love) to redeem their entire interest in the Company. At the time of the agreement, each shareholder held a 33⅓ interest in our common stock.

The original agreements provided for a redemption price of $500,000 each to be paid under different payment schedules. The original payment schedule for Love required $250,000 to be paid within 45 days of the date of the agreement and another $250,000 to be paid within 90 days of the date of the agreement. The original payment schedule for Leo Moore required $100,000 to be paid within 45 days of the date of the agreement; another $100,000 to be paid within 90 days of the agreement and a final installment of $300,000 to be paid no later than 180 days from the date of the agreement.

The terms of the original agreements did not provide for interest to accrue. The original agreements also provided that in the event of default, each selling shareholder would be allowed to keep the initial amount paid and we would be required to return the shares.

On January 27, 2006, the payment terms of the contracts were amended and extended to both ratify and confirm the remaining balance due under the terms of the original agreement and to require aggregate payments of $75,000 per month on the balance of $650,000 through June 30, 2006 together with any unpaid balance at that date. The payment terms of the contracts were amended again in July 2006 to provide for periodic payments through May 1, 2007 for Leo Moore and October 1, 2006 for Love, when the final payments on the obligation were due. The July 2006 amendments also provided that Leo Moore and Love would each receive fixed interest payments of $10,000 and $15,000, respectively. The obligation due to James Love was paid off in September 2006, including the interest payment of $15,000.

On March 23, 2007, the payment terms of the contract with Leo Moore were amended again such that payments of $50,000 will be made each month from April through July 2007; $70,000 will be paid in August 2007, and $20,000 will be paid in September 2007. The September payment represents additional interest of $20,000 on the outstanding balance. As of December 31, 2006, the balance due to Leo Moore was $270,209.

On July 11, 2006, we entered into a Mutual Release and Settlement Agreement (“Moore Settlement Agreement”) with Jerry Moore, certain of his family members and affiliates (“Moore Family”). Moore Family had received 49,100,000 of our shares of common stock and became the majority shareholder of us on December 15, 2005 through the recapitalization. Under the Moore Settlement Agreement, Moore Family agreed to surrender to us 28,485,000 shares of our common stock, in exchange for which we agreed to pay Moore Family a total of $150,000 in installment payments, commencing September 1, 2006. According to the settlement agreement, our obligation to pay $150,000 was secured by a security interest in 3,485,000 shares of our common stock, which were to be retained by an escrow agent and could be liquidated if we failed to make the payment. In October 2006, Moore Family surrendered all 28,485,000 shares of our common stock and relinquished its rights to place 3,485,000 shares in an escrow account. As of December 31, 2006, we have paid $50,000 to Moore Family. On March 23, 2007, we entered into a Modification Agreement with Moore Family to extend the payment terms on the remaining balance as follows: $25,000 to be paid on April 12, 2007; $50,000 on May 10, 2007, and $25,000 on June 1, 2007. In addition, we are required to pay an additional $20,000 on July 1, 2007 as interest on the outstanding balance. As of December 31, 2006, we owed Moore Family $107,317 including accrued interest of $7,317. This obligation remained unpaid as of July 18, 2007.

On April 7, 2006, we entered into a Strategic Partnership Agreement (the “SPA”) with Fairhills Capital (“Fairhills”). Ed Bronson, who is the managing Director of Fairhills, served as our Board Director from June through October 2006. Pursuant to the SPA, Fairhills would: (1) provide legal services required and necessary for us to be compliant with the SEC reporting and regulatory requirements; (2) facilitate the introduction and engagement of market makers; (3) be responsible for funding requirements in support of oil and gas well drilling; (4) provide management services of our investor relation function; (5) facilitate raising funds through a debenture instrument for us and be responsible for all capital raising requirements based upon our business plan. In consideration for the services to be rendered by Fairhills, we agreed to compensate Fairhills by paying a placement fee of 10% of the aggregate amount of capital received by us from Fairhills’ clients, and issuing 25% of our capital stock to Fairhills. The term of the SPA was for a minimum period of three years, with Fairhills being the exclusive provider for services as set forth in the SPA. As of December 31, 2006, we have paid Fairhills total fees of $706,210 in connection with the SPA. Fairhills was subsequently terminated by us in February 2007.

On April 26, 2006, our Board of Directors approved the issuance of (i) 5,000,000 shares of our Super Preferred Stock to Mr. Dave Larson for employment services rendered. These 5,000,000 shares of Super Preferred Stock were cancelled.

Mr. Larson served as our President under the terms of his February 2006 consulting agreement. On December 21, 2006, the consulting agreement with Mr. Larson was terminated and in its place we entered into an employment agreement pursuant to which Mr. Larson would serve as our President for a two-year period commencing January 1, 2007. The agreement will automatically renew each year unless terminated for cause as defined in the agreement. As compensation, we agreed to pay Mr. Larson a salary of $17,250 per month. In addition, we agreed to issue to Mr. Larson options or cashless exercise warrants during the first quarter of 2007 to acquire a minimum of 18,000,000 shares of our common stock at terms to be determined by our Board of Directors. During the year ended December 31, 2006, we incurred $69,500 to Mr. Larson as a consulting fee, and $54,373 as salary. On March 8, 2007, the Company entered into a new employment agreement with Mr. Larson that superceded, but provided for the identical terms of, cash compensation and restrictive covenants as Mr. Larson’s agreement of December 21, 2006. In addition, Mr. Larson received 5,000,000 shares of our Series B Convertible Preferred Stock in April 2007, which have been converted into 10,000,000 shares of our common stock as of May 7, 2007. Mr. Larson was also entitled to receive stock options or cashless warrants to acquire 30,000,000 shares of our common stock at prices to be determined by the terms of a stock option plan to be adopted by the Company. On July 11, 2007, we entered into a Release and Settlement Agreement with Mr. Larson, pursuant to which Mr. Larson agreed to return 5,000,000 shares of our common stock and resign as the President, CEO and Board Director of us as noticed by our Board of Directors, but no later than December 2007. Mr. Larson received a one-time settlement and separation fee of $100,000 to be paid by us in installments commencing July 25, 2007 through December 2007. In addition, for a period of one year, we will pay Mr. Larson a finder’s fee of 5% of the gross amount received by us in the form of a debenture, note or similar instrument, from lenders as introduced solely by Mr. Larson. This settlement agreement terminated our employment agreement with Mr. Larson and mutually released all obligations under the employment agreement.

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

On April 14, 2007, we entered into a consulting agreement with Steve Durdin, who was appointed to our Board of Directors on April 11, 2007. Pursuant to the consulting agreement we agreed to issue to Mr. Durdin options or cashless exercise warrants during the second quarter of 2007 to acquire a minimum of 6,000,000 shares of our common stock at terms to be determined by our Board of Directors.

On March 1, 2006, we entered into a consulting agreement with Impact pursuant to which Impact agreed to provide services including business development, land and mineral sites development, strategic marketing plan, etc. commencing March 1, 2006 for one year. Impact is an entity controlled by Stephen White. Mr. White and his affiliated entities owned more than 5% of our common stock (see Note 9). Impact received $8,000 per month as a consulting fee and also received reimbursement for related costs. On June 30, 2006, we entered into a new consulting agreement with Impact, which superseded the original agreement (“Second Agreement”). Under the Second Agreement, Impact provided the identical services to Indigo, for a term commencing September 1, 2006 for one year, in consideration for which Impact received $10,000 per month and reimbursement of related costs. During the fourth quarter of 2006, we entered into another agreement with Impact under which Impact provided certain additional consulting services to us in November and December 2006, in exchange for a flat fee of $15,000 and reimbursement of related costs. On December 21, 2006, we entered into a new consulting agreement with Impact pursuant to which we agreed to pay Impact a monthly consulting fee of $10,000, and to issue Impact options, or cashless exercise warrants, during the first quarter of 2007 to acquire a minimum of 22,600,000 shares of our common stock at terms to be determined by our Board of Directors. This agreement superceded the Second Agreement, and was effective on January 1, 2007 for a two-year period, and would be automatically renewed for consecutive one-year periods unless terminated by either party. During the year ended December 31, 2006, we paid $85,000 to Impact, of which $10,000 was included in prepaid expense - related party at December 31, 2006 and $75,000 was expensed. On March 9, 2007, we entered into a new consulting agreement with Impact, whereby effective January 1, 2007, we were required to pay Impact a monthly consulting fee of $10,000, which was increased to $17,250 per month commencing March 2007. Impact also received 25,000,000 shares of our Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock was automatically convertible into two shares of our common stock at a rate of 25% annually, commencing on April 1, 2007 through April 1, 2010. In April 2007, 6,250,000 shares of the Series B Convertible Preferred Stock were converted into 12, 500,000 shares of our common stock.

On April 3, 2007, we informed Impact that we would no longer pay Impact its monthly consulting fee and reimburse Impact for its expenses. Instead, we would pay Impact a fee equal to 5% of the funds raised for us directly attributable to the efforts of Impact. On July 11, 2007, we entered into a Release and Settlement Agreement with Impact which terminated our consulting agreement with Impact. As a result, Impact was required to surrender 8,500,000 shares of our common stock issued upon its conversion of our Series B Convertible Preferred Stock in April 2007. In addition, Impact was released of any future service obligation to us and required to surrender all our Series B Convertible Preferred Stock it held, which were originally convertible into 37,500,000 shares of our common stock over the next three years.

On June 3, 2006, our Board of Directors authorized the issuance of an aggregate number of 1,125,000 shares of our common stock to various parties in compensation for consulting services performed in 2005, which included 700,000 shares to Stephen White, a related party. The shares were valued at $2.10 per share, which was our stock trading price on June 3, 2006, for a total of $2,362,500 incuding $1,470,000 for the 700,000 shares we issued to Mr. White.

ITEM 13.  EXHIBITS

Exhibits and Index of Exhibits

Exhibit No.	Identification of Exhibit
2.1	Exchange Agreement dated December 15, 2005 (1)

2.2	Amended Exchange Agreement dated December 15, 2005 (1)

3.1	Articles of Incorporation(1)

3.2	Articles of Amendment dated November 8, 1982(1)

3.3	Certificate of Amendment to Articles of Incorporation dated May 29, 1987(1)

3.4	Articles of Amendment dated December 4, 1987(1)

3.5	Certificate of Amendment dated February 25, 1999(1)

3.6	Certificate of Amendment dated January 11, 2006(1)

3.7	By-Laws dated January 25, 2006(1)

4.1	Form of Specimen of Common Stock(1)

10.1	Falcon Service and Drill Agreement(1)

10.2	Advisory Agreement with HUB (2)

10.3	Option Agreement with HUB (2)

10.4	Registration rights Agreement with HUB (2)

10.5	The Company , L.P. Agreement dated July 2006 (3)

10.6	Drilling and Operating Agreement for The Company Dannic 2006 5-Well Number 1dated July 2006 (3)

10.7	Drilling and Operating Agreement for The Company-Mid East 2006 Well program 1dated July 2006 (3)

10.8	Drilling and Operating Agreement for The Company-P&J 2006 5-Well program 1dated July 2006 (3)

10.9	Drilling and Operating Agreement for The Company-TAPO 2006 5-Well program 1 dated July 2006 (3)

10.10	Joint Venture Agreement between The Company Energy, Inc. and Epicenter Oil & Gas, LLC dated July 2006 (3)

14.1	Code of Ethics dated January 25, 2006(1)

16.1	Letter from Stirtz Bernards Boyden Surdel & Larter, P.A. dated January 27, 2006 (1)

31.1	Sarbanes Oxley Section 302 Certification

31.2	Sarbanes Oxley Section 302 Certification

32.1	Sarbanes Oxley Section 906 Certification

32.2	Sarbanes Oxley Section 906 Certification

(1) Incorporated by reference, and as same exhibit number, from the Company’s Current Report on Form 8-K filed February 2, 2006.
(2) Incorporated by reference, and as same exhibit number, from the Company’s Current Report on Form 8-K filed October 4, 2006
(3) Incorporated by reference, and as same exhibit number, from the Company’s 10-QSB for the quarter ended September 30, 2006 filed April 11, 2007.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Audit Committee pre-approved all audit and non-audit services provided to us and during the periods listed below. The Audit Committee approves discrete projects on a case-by-case basis that may have a material effect on our operations and also considers whether proposed services are compatible with the independence of the public accountants.

The following table presents fees for professional services rendered by our auditors for the calendar years 2006 and 2005:

Services Performed	2006	2005

Audit Fees (1)	$728,000		$10,000
Audit-Related Fees (2)	$175,000		----------
Tax Fees (3)	$50,000
All Other Fees (4)	-		-
Total Fees	$953.000	$

(1) Audit fees represent fees billed for professional services provided in connection with the audit of the Company's annual financial statements, reviews of its quarterly financial statements, audit services provided in connection with statutory and regulatory filings for those years and audit services provided in connection with securities registration and/or other issues resulting from that process.
(2) Audit-related fees represent fees billed primarily for assurance and related services reasonably related to securities registration and/or other issues resulting from that process.
(3) Tax fees principally represent fees billed for tax preparation, tax advice and tax planning services.
(4) All other fees principally would include fees billed for products and services provided by the accountant, other than the services reported under the three captions above.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

THE COMPANY-ENERGY, INC.

By:	/s/ David J. Larson
David J. Larson
President and Chief Executive Officer

FINANCIAL STATEMENT TABLE OF CONTENT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Indigo-Energy, Inc.
Henderson, Nevada

We have audited the accompanying consolidated balance sheet of Indigo-Energy, Inc. (an exploration stage entity) as of December 31, 2006, and the related consolidated statement of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indigo-Energy, Inc. as of December 31, 2006, and the results of its operations, changes in stockholders’ deficit and its cash flow for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company: has incurred net losses since inception; had a working capital deficiency of $3,653,955 as of December 31, 2006; had a net loss in 2006 of $24,063,088; is delinquent on many of its obligations to its creditors, some of which have filed liens on property of the Company; still owes certain parties payments for drilling wells for the Company; and does not currently have sufficient funds to execute its business plan or fund current operations or current capital commitments; and has been borrowing money and assigning its interests in certain property as collateral or consideration for these loans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also describe in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

L J SOLDINGER ASSOCIATES, LLC

Deer Park, Illinois
July 18, 2007

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

I conducted my audit in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

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

September 21, 2006

/s/ Michael F. Cronin
Michael F. Cronin
Certified Public Accountant
Orlando, Florida

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Consolidated Balance Sheets

	Year Ending December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$66,663	$249,315
Due from related party	4,000	-
Prepaid expenses	423,290	-
Prepaid expenses - related party	30,000	-
Total current assets	523,953	249,315
Unproved oil and gas properties	6,136,800	-
Net deferred loan costs	35,833	-
	$6,696,586	$249,315
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,968,527	$475,279
Accounts payable and accrued expenses - related party	7,503	-
Refundable stock subscription	-	10,000
Liabilities to be settled in common stock	493,730	1,025,000
Liabilities to be settled in common stock - related party	-	750,000
Note payable, net of discount	330,622	-
Due to related parties	377,526	650,000
Total current liabilities	4,177,908	2,910,279
Convertible notes, net	35,295	-
Total liabilities	4,213,203	2,910,279
Commitments and contingencies
Minority interest	3,979,995	-
Stockholders’ deficit
Series A convertible super preferred stock; $0.001 par value; 25,000,000 shares authorized; 2,662,100 shares issuable at December 31, 2006; 0 issued and outstanding at December 31, 2005	2,662	-
Liquidation preference: See Note 9
Common stock; $.001 par value; 600,000,000 shares authorized; 118,627,377 and 46,868,127 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively; 0 and 52,722,000 shares issuable at December 31, 2006 and December 31, 2005, respectively	118,627	99,590
Additional paid-in capital	26,108,369	902,628
Deficit accumulated in the exploration stage since Quasi- reorganization December 31, 2002	(27,726,270)	(3,663,182)
Total stockholders’ deficit	(1,496,612)	(2,660,964)
	$6,696,586	$249,315

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Consolidated Statements of Operations

	For the Years Ended December 31,		Since Quasi-Reorganization (1/1/03) to December 31,
	2006	2005	2006
Operating expenses
Impairment of oil and gas properties	$367,724	$162,280	$530,004
Operating expenses	91,265	-	91,265
General and administrative - related party	7,506,873	750,000	8,256,873
General and administrative	12,112,706	1,179,655	13,292,361
Total operating expenses	20,078,568	2,091,935	22,170,503
Loss from operations	(20,078,568)	(2,091,935)	(22,170,503)
Other expenses
Interest expense, net	2,705,904	-	2,705,904
Settlement expense - related party	900,000	-	900,000
Total other expenses	3,605,904	-	3,605,904
Loss before minority interest	(23,684,472)	(2,091,935)	(25,776,407)
Minority interest	57,235	-	57,235

Net loss	(23,627,237)	(2,091,935)	(25,719,172)
Preferred dividend on Series A convertible super preferred stock	(435,851)	-	(435,851)
Net loss to common shareholders	$(24,063,088)	$(2,091,935)	$(26,155,023)
Basic and diluted loss per common share	$(0.19)	$(0.02)	$(0.19)
Basic and diluted weighted average common shares outstanding	124,006,019	117,497,384	140,885,679

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Consolidated Statements of Stockholders’ Deficit

						Deficit
						Accumulated
			Preferred Stock		Additional	During the	Total
	Common Stock		- Series A		Paid-in	Exploration	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

Balance at December 31, 2002	147,300,000	$147,300	-	$-	$-	$(147,300)	$-

Net Loss	-	-	-	-	-	-	-

Balance at December 31, 2003	147,300,000	$147,300	-	$-	$-	$(147,300)	$-

Net Loss	-	-	-	-	-	-	-

Balance at December 31, 2004	147,300,000	$147,300	-	$-	$-	$(147,300)	$-

Purchase of treasury stock	(98,200,000)	(98,200)	-	-	-	(901,800)	(1,000,000)

Acquisition of net liabilities of
Procare America, Inc.	46,868,127	46,868	-	-	-	(522,147)	(475,279)

Common stock issuable for
cash at $0.25 per share in
private placement offering	3,622,000	3,622	-	-	902,628	-	906,250

Net Loss	-	-	-	-	-	(2,091,935)	(2,091,935)

Balance at December 31, 2005	99,590,127	$99,590	-	$-	$902,628	$(3,663,182)	$(2,660,964)

Issuance of common stock for
cash at $0.25 per share in
continuance of 2005 PPM in
January, March, and May
2006	1,500,000	1,500	-	-	378,475	-	379,975

Issuance of common stock for
consulting services
performed in 2005 valued at
$0.25 per share in January
and March 2006	6,328,000	6,328	-	-	1,575,672	-	1,582,000

Issuance of common stock as
part of consideration for
convertible loan in February
2006	175,000	175	-	-	4,711	-	4,886

Issuance for common stock for
cash at $0.0555 per share in
March 2006	900,000	900	-	-	49,100	-	50,000

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Consolidated Statements of Stockholders’ Deficit

						Deficit
						Accumulated
			Preferred Stock		Additional	During the	Total
	Common Stock		- Series A		Paid-in	Exploration	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

Issuance of common stock for
consulting services
performed in 2005 valued at
$0.45 per share in March
2006	31,030,000	31,030	-	-	13,932,470	-	13,963,500

Issuance of common stock for
consulting services
performed in 2005 valued at
$0.25 per share in April 2006	3,100,000	3,100	-	-	771,900	-	775,000

Issuance of common stock for
consulting services
performed in 2005 valued at
$2.10 per share in June 2006	1,125,000	1,125	-	-	2,361,375	-	2,362,500

Settlement costs paid by
stockholders in July 2006	-	-	-	-	900,000	-	900,000

Allocation of syndication
costs from Indigo LP	-	-	-	-	(155,472)	-	(155,472)

Cancellation of shares
returned by a former officer
in August 2006	(50,000)	(50)	-	-	(19,950)	-	(20,000)

Cancellation of shares
returned by Moore Family
in October 2006	(28,485,000)	(28,485)	-	-	(121,515)	-	(150,000)

Beneficial conversion feature
of $2,662,100 convertible
notes issued in April through
October 2006	-	-	-	-	1,774,742	-	1,774,742

Discount on $2,662,100
convertible notes related to
Series A convertible super
preferred stock	-	-	-	-	887,358	-	887,358

Issuance of common stock
upon conversion of
convertible notes	2,714,250	2,714	-	-	2,259,386	-	2,262,100

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Consolidated Statements of Stockholders’ Deficit

						Deficit
						Accumulated
			Preferred Stock		Additional	During the	Total
	Common Stock		- Series A		Paid-in	Exploration	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

Series A convertible super
preferred stock issuable in
connection with issuance of
2,662,100 convertible notes	-	-	2,662,100	2,662	(2,662)	-	-

Preferred stock dividend
related to beneficial
conversion feature of Series
A convertible super
preferred stock	-	-	-	-	435,851	(435,851)	-

Issuance of common stock
upon conversion of
convertible debt in December
2006	700,000	700	-	-	174,300	-	175,000

Net Loss	-	-	-	-	-	(23,627,237)	(23,627,237)

Balance December 31, 2006	118,627,377	$118,627	2,662,100	$2,662	$26,108,369	$(27,726,270)	$(1,496,612)

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Consolidated Statements of Cash Flows

	For the Years Ended December 31,		Since Quasi- Reorganization (1/1/03) to December 31,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,627,237)	$(2,091,935)	$(25,719,172)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation for consulting services	9,858,000	-	9,858,000
Share-based compensation for consulting services - related party	7,050,000	-	7,050,000
Amortization of deferred loan costs	230,377	-	230,377
Amortization of discount on convertible debts	2,316,789	-	2,316,789
Settlement expense	900,000	-	900,000
Impairment of oil and gas properties	367,724	-	367,724
Minority interest	(57,236)	-	(57,236)
Changes in assets and liabilities
Advances to related party	(4,000)	-	(4,000)
Prepaid expenses	(75,890)	-	(75,890)
Prepaid expenses - related party	(30,000)	-	(30,000)
Accounts payable and accrued expenses	889,023	-	889,023
Accounts payable and accrued expenses - related party	7,503	-	7,503
Liabilities to be settled in common stock	493,730	1,025,000	1,518,730
Liabilities to be settled in common stock - related party	-	750,000	750,000
Due to related parties	17,526	-	17,526
Net cash used in operating activities	(1,663,691)	(316,935)	(1,980,626)
CASH FLOWS FROM INVESTING ACTIVITIES
Tangible and intangible drilling costs for unproved properties	(5,381,585)	-	(5,381,585)
Net cash used in investing activities	(5,381,585)	-	(5,381,585)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	3,287,100	-	3,287,100
Loan costs	(266,210)	-	(266,210)
Refund of common stock subscription	(10,000)	10,000	-
Proceeds from issuance of common stock	429,975	906,250	1,336,225
Repurchase of common stock - related party	(20,000)	-	(20,000)
Payment to acquire treasury stock - related party	(440,000)	(350,000)	(790,000)
Capital contributions from minority interest holders	4,400,000	-	4,400,000
Syndication costs paid by limited partnership	(518,241)	-	(518,241)
Net cash provided by financing activities	6,862,624	566,250	7,428,874
Net increase in cash and cash equivalents	(182,652)	249,315	66,663
Cash and cash equivalents, beginning of year	249,315	-	-
Cash and cash equivalents, end of year	$66,663	$249,315	$66,663

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Indigo-Energy, Inc. (the “Company”, “Indigo”, or “we”) is an independent energy company engaged primarily in the exploration of natural gas and oil in the Appalachian Basin in Pennsylvania, West Virginia, and Kentucky.

The Company, formerly known as Procare America, Inc. (“Procare”) was incorporated in Minnesota on September 22, 1993 and in 1999 relocated its state domicile to Nevada. At the date of recapitalization on December 15, 2005, Procare was a public shell company, defined as an inactive, publicly-quoted company with nominal assets and liabilities.

On December 15, 2005, pursuant to a stock exchange agreement between the Company and the shareholders of Indigo Land and Development, Inc. (“ILD”), the Company purchased all of the outstanding shares of ILD through the issuance of 49,100,000 shares of its common stock directly to the ILD shareholders. The Company was the legal acquirer in the transaction. ILD was the accounting acquirer since its stockholders acquired a majority interest in the Company. The transaction was treated for accounting purposes as a recapitalization by the accounting acquirer (ILD). The operations and financial statements of the Company are those of ILD. Upon completion of the recapitalization, the Company changed its name to Indigo-Energy, Inc.

Accordingly, the financial statements for the period prior to December 15, 2005 are those of the accounting acquirer (ILD). All historical share and per share data presented in the financial statements for transactions consummated prior to December 15, 2005 have been restated to reflect the share exchange ratio of 29,460:1.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

For comparability purposes, the 2005 figures have been reclassified where appropriate to conform to the financial statement presentation used in 2006. These reclassifications had no effect on the reported net loss.

Consolidated Financial Statements

The Company consolidates those entities it controls through a majority voting interest or otherwise, including those entities in which the Company, as the managing general partner, is presumed to have control over them pursuant to FASB Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). The provisions under EITF 04-5 have been applied to the Company’s investment and participation in a limited partnership formed in July 2006, Indigo-Energy Partners, LP (“Indigo LP”), a Delaware Limited Partnership, which has been consolidated based on our control over the operating, financial and investing decisions of the partnership. The accompanying consolidated financial statements include all of the accounts of Indigo and Indigo LP. Intercompany transactions and balances between the partnership and the Company have been eliminated.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exploration Stage Enterprise

The Company is an Exploration Stage Enterprise, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting for Development Stage Enterprises.” Under SFAS No. 7, certain additional financial information is required to be included in the financial statements for the period from inception of the Company to the current balance sheet date.

Quasi-Reorganization

As of December 31, 2002, the Company concluded its period of reorganization by reaching a settlement agreement with all of its significant creditors. The Company, as approved by its Board of Directors, elected to state its December 31, 2002, balance sheet as a “quasi-reorganization”, pursuant to ARB 43, “Restatement and Revision of Accounting Research Bulletins”. These rules require the revaluation of all assets and liabilities to their current values through a current charge to earnings and the elimination of any deficit in retained earnings by charging paid-in-capital. From January 2003 forward, the Company has recorded net losses to accumulated deficit.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management periodically reviews its estimates, including those related to the determination of proved reserves, well completion percentage under the turnkey drilling programs, estimates of future dismantlement costs, estimates of future cash flows in valuing oil and gas properties, income taxes and litigation. Actual results could differ from those estimates.

Oil and Gas Properties

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unproved property costs include the costs associated with unevaluated properties and are not included in the full cost amortization base (where proved reserves exist) until the project is evaluated. These costs include unproved leasehold acreage, seismic data, wells in progress and wells pending determination, together with interest costs capitalized for these projects. Significant unproved properties are assessed periodically, but not less than annually, for possible impairment or reduction in value. Impairment of unproved properties is based on factors such as the existence of events that may serve to impair the properties such as failure of a well, expiration of leases, and comparison of the carrying value of oil and gas properties with their fair value at the end of the reporting period. If a reduction in value has occurred, these property costs are considered impaired and are transferred to the related full cost pool. Geological and geophysical costs included in unproved properties are transferred to the full cost amortization base along with the associated leasehold costs on a specific project basis. Costs associated with wells in progress and wells pending determination are transferred to the amortization base once a determination is made whether or not proved reserves can be assigned to the property. Costs of dry holes are transferred to the amortization base immediately upon determination that the well is unsuccessful. Unproved properties whose acquisition costs are not individually significant are aggregated and the portion of such costs estimated to be ultimately nonproductive, based on experience, are amortized to the full cost pool over an average holding period.

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

Revenue Recognition

We have no revenue and therefore, have no revenue recognition policy at the time.

Segment Information

Under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined that it has one reportable operating segment; which is the acquisition and exploration of natural gas and oil properties.

Capitalization of Interest

We capitalize interest, including amortization of debt discounts, on expenditures for significant exploration projects while activities are in progress to bring the assets to their intended use. As costs are transferred to the full cost pool, the associated capitalized interest is also transferred to the full cost pool. As of December 31, 2006 and 2005, the Company has recorded $226,316 and $0 of capitalized interest, respectively.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dismantlement, Restoration and Environmental Costs

The Company follows the guidance of SFAS No. 143, “Accounting for Asset Retirement Obligations” using a cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. SFAS No. 143 requires liability recognition for retirement obligations associated with tangible long-lived assets, such as producing well sites, offshore production platforms, and natural gas processing plants. The obligations included within the scope of SFAS No. 143 are those for which a company faces a legal obligation. The initial measurement of the asset retirement obligation is to record a separate liability at its fair value with an offsetting asset retirement cost recorded as an increase to the related property and equipment on the consolidated balance sheet. The asset retirement cost will be depreciated using a systematic and rational method similar to that used for the associated property and equipment upon the establishment of proven reserves for the respective wells. As of December 31, 2006, the Company’s liability for retirement obligations was $150,000, representing the obligation for wells completed as of the balance sheet date.

Retirement Obligations consist of the following as of December 31:

	2006	2005

Balance as of January 1	-	-
Cumulative effect of change in accounting principle	-	-
Additional liabilities incurred(1)	$150,000	-
Liabilities settled	-	-
Accretion expense	-	-
Revision of estimates	-	-
Balance as of December 31	$150,000	-

(1)
Indigo and Indigo LP completed fifteen wells in 2006 and recorded asset retirement obligations in the amount of $10,000 for each well based on management’s estimates of the present value of the future cost of our legal obligation to dismantle and restore the leased property to an acceptable condition at the end of each well’s useful life.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand. The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments

The carrying value of the notes payable is recorded at face value less unamortized discounts for beneficial conversion features and the fair value of other consideration received by the lenders. The face value of the notes payable is disclosed in Note 5.

Income Taxes

Income taxes are recorded in the period in which the related transactions have been recognized in the financial statements. Deferred tax assets and liabilities are recorded for expected future tax consequences of loss carryforwards and temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities in the financial statements and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Loss Per Share

Loss per common share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued and if the additional common shares were dilutive. Shares associated with convertible preferred stock and convertible debt are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share).

At December 31, 2006 and 2005, the Company had potentially dilutive shares of 6,013,855 and 0, respectively.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken, or expected to be taken, in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company will adopt the new requirements in its fiscal first quarter of 2007. The Company does not expect the adoption of this statement in fiscal year 2007 to have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on measuring the fair value of assets and liabilities. SFAS 157 will apply to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard will also require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently determining the effect, if any, the adoption of SFAS 157 will have on its financial statements.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). The intent of SAB 108 is to reduce diversity in practice for the method companies use to quantify financial statement misstatements, including the effect of prior year uncorrected errors. SAB 108 establishes an approach that requires quantification of financial statement errors using both an income statement and a cumulative balance sheet approach. SAB 108 is effective for fiscal years beginning after November 15, 2006, and the Company will adopt the new requirements in fiscal 2007. The adoption of SAB 108 is not currently expected to have a significant impact on the Company’s consolidated financial statements.

NOTE 3 - GOING CONCERN

The Company is in the exploration stage and has incurred significant losses since its inception and is delinquent on many of its obligations to its creditors, some of which have filed liens on property of the Company. Also, its current liabilities exceed its current assets. The Company has been borrowing money and assigning certain working interests as collateral or consideration for these loans. The Company needs to raise a significant amount of cash to fund current operations and current capital commitments. There are no assurances the Company will receive funding necessary to implement its business plan.

As of December 31, 2006, the Company owed certain parties payment for drilling wells for the Company. Since the Company has not paid these parties, they have not assigned working interests to the Company, provided production information, nor paid the Company for its share of any revenue that may have been generated by the wells.

As of July 18, 2007, the Company continued to owe certain parties payments for drilling wells for the Company; however, as a result of the Company paying a portion of the amount due, the Company has been assigned a portion of various percentage of working interest in those wells by the operators (see Oil and Gas Drilling and Operating Agreement of Indigo LP in Note 4).

The conditions noted above raise substantial doubt about the ability of the Company to continue as a going concern.

The Company plans to raise funds from private offerings of equity and debt securities in order to fund its operations through December 2007. The Company will need to raise additional funds in the event it locates additional prospects for acquisition, experiences cost overruns at its current prospects, or fails to generate projected revenues.

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - OIL AND GAS PROPERTIES

Indigo Oil and Gas Interests and Operations

During the year ended December 31, 2006, the Company recorded $1,463,405 of unproved oil and gas costs incurred in the drilling of the initial three wells of Indigo, which the Company had originally contracted Falcon Holdings, LLC (“Falcon”) to operate. Falcon was subsequently terminated by the Company in May 2006 and replaced by other operators (see Note 10). On February 3, 2006, as a result of the assignment of 12.5% of net revenue interest in one of the three initial wells (“Indigo No. 1 Well”) to a creditor, the Company recorded a reduction in its oil and gas properties by $170,014 (see Note 5). On November 27, 2006, the Company assigned a 100% net revenue interest in another one of its three initial wells (“Indigo No. 3 Well”) to a lender as part of the consideration for the lender to loan $450,000 to the Company, whereby 75% of such interest is to revert back to the Company upon its performance in repaying the obligation on the original due date of the note in February 2007. As of December 31, 2006, the Company recorded a reduction in its oil and gas properties in the amount of $190,088 as a result of the assignment of the net revenue interest in Indigo No. 3 Well. As of December 31, 2006, all three wells had been completed. In November 2006, the wells incurred damages from vandalism, which resulted in a delay in the commencement of production until March 2007. The Company subsequently repaired the damages in February 2007 and incurred a nominal amount of costs.

On July 24, 2006, the Company entered into a Joint Venture Agreement with Epicenter Oil & Gas, LLC, a Florida limited liability company (“Epicenter”) (Epicenter and the Company will be referred to collectively as the “Parties”), HUB Energy, LLC (“HUB”), and Golden Eagle Resources, Inc. (“Golden Eagle”), to lease approximately 16,000 gross oil and gas acres for the purpose of exploring and developing oil and natural gas from oil and gas horizons through the base of the Devonian geologic formation in Johnson County, Illinois (the “Joint Venture”). The Parties may jointly or severally acquire the leasehold acreage during the term of the Joint Venture and agree to establish an Area of Mutual Interest (“AMI”) encompassing Johnson County, Illinois (the “Contract Area”). The AMI would remain in effect for a period of three years unless sooner terminated or extended by mutual written consent of Epicenter and Indigo. Epicenter and Indigo would each own a 50% working interest in leases within the AMI. Under the Joint Venture, in consideration for a 50% interest in the assets of the Joint Venture, which were 100% of the oil and gas leasehold acres, Indigo paid $225,000 to Epicenter during the year ended December 31, 2006, which also served as consideration for expenses incurred by Epicenter, its third party vendors and others in researching title options and bidding for and purchasing leases in the Contract Area. Indigo also agreed to be responsible for 100% of all costs incurred in the leasehold acquisition phase of the Joint Venture for a period of three years from July 24, 2006.

The Joint Venture agreement with Epicenter was amended on January 6, 2007 and extended the due date for Indigo’s original obligation to pay the remaining unfunded leasehold acquisition costs incurred by Epicenter to March 31, 2007. Indigo was also required to issue Epicenter two shares of its common stock for each dollar then outstanding by January 23, 2007. The shares of common stock have piggyback registration rights. On January 19, 2007, the Company issued 647,410 shares of common stock to Epicenter in accordance with the amended agreement. In April 2007, the Joint Venture agreement was amended again such that the due date of the Company’s obligation was extended to April 16, 2007.

On July 19, 2007, Epicenter elected to withdraw from the Joint Venture Agreement with the consent of all other parties to the Joint Venture Agreement, as it deemed the goal of the Joint Venture not fulfilled. As a result, Indigo was released of all obligations due to Epicenter, but also lost its right to receive a 50% working interest in the assets of the Joint Venture due to the expiration of leases caused by its delinquent payments in funding the lease acquisitions. Consequently, the Company recorded an impairment charge of $225,000. Indigo and Epicenter also agreed that if Indigo has the necessary funding within the next six months to either acquire leases or conduct drilling operations in the New Albany Shale in southern Illinois, Indigo will be allowed to participate with Epicenter in such projects and provided a credit of $225,000 by Epicenter for such participation.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2006, the Company entered into a Joint Venture and Operating Agreement with P & J Resources, Inc. and HUB Energy, LLC to construct a natural gas pipeline located in Butler District, Wayne County, West Virginia for a term as long as the pipeline is being used and operated. The agreement was subsequently terminated due to Indigo’s failure to pay its share of obligations to construct the pipeline.

On December 28, 2005, the Company assigned its entire interest in certain of its oil and gas leases in Pennsylvania to Jerry Moore, a former majority shareholder of the Company and a related party, for $1,000. On December 6, 2006, Mr. Moore assigned those leases back to the Company for consideration of $1,000.

As of December 31, 2006, unproved property costs included $226,316 of capitalized interest (see Notes 2 and 5).

Indigo-Energy Partners, LP

In July 2006, pursuant to a private placement offering, the Company entered into an agreement to become the managing general partner of Indigo-Energy Partners, LP (“Indigo LP” or the “Partnership”). In accordance with the terms of the partnership agreement of Indigo LP dated July 7, 2006 (the “Partnership Agreement”), as managing general partner, Indigo agreed to fund 100% of the tangible drilling cost portion of the aggregate costs related to four turnkey well drilling programs (“Turnkey Well Costs”) (see Oil and Gas Drilling and Operating Agreements section below for further discussion on the drilling programs) and also manage the affairs of the Partnership. The total tangible drilling costs were estimated to be 25% of the Turnkey Well Costs, which amounts to $1,451,317, and has not been funded by Indigo as of July 18, 2007.

The remaining interests in the Partnership were owned by other partners who contributed a total of $4,400,000 pursuant to the private placement offering (the “Participating Partners”) to fund 100% of the intangible drilling portion of the Turnkey Well Costs. These partners are considered as minority interest holders on the Company’s consolidated financial statements under EIFT 04-5 (see Note 2). The contribution included $1,200,000 that was contributed to the Partnership in July 2006 by three Participant Partners upon their conversion of the $1,200,000 promissory notes into the partnership interest (see Promissory Notes Convertible into Units of Indigo LP in Note 5). According to the private placement offering, each Participating Partner was offered one unit of ownership interest for $300,000 (“Units”). The percentage interest of each Participating Partner was to be determined by dividing each Participating Partner’s capital contribution by the sum of all Participating Partners’ capital contributions plus the managing general partner’s required capital contribution. At the sole discretion of Indigo, as the managing general partner, available cash is to be distributed among the partners in accordance with their respective percentage interests in the Partnership. Distributions in liquidation of the partnership are to be made in accordance with the capital accounts subject to the above distributions. All tangible drilling costs are to be allocated 100% to the managing general partner and all intangible drilling costs allocated 100% to the Participating Partners. Profits or losses are to be allocated among the partners in proportion to their respective percentage interests. As of December 31, 2006, the percentage interest of Indigo and the Participant Partners was approximately 25% and 75%, respectively. Each Participant Partner may initially elect to be either a general or limited partner and Indigo as the managing general partner has the right to convert all Participant Partners that have elected general partner status to limited partner. The Partnership Agreement provides that this conversion takes place as of the first of the year following the year in which the conversion is elected.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the private placement offering of the partnership interests in Indigo LP, as additional consideration for the Participant Partners’ capital contributions, each Participant Partner was to be issued warrants to purchase an indeterminate number of shares of the common stock of Indigo.

On December 15, 2006, the Partnership Agreement was amended through a letter agreement as a result of which Indigo and the Participant Partners agreed that effective January 1, 2007, the Participant Partners will (i) reduce their cash flow distribution and profit allocation to 50% in return for 2,640,000 shares of Indigo’s common stock and (ii) waive all their rights to receive warrants to purchase the Company’s common stock. The Company issued 2,680,000 shares of its common stock to the Participating Partners on January 23, 2007. The Company inadvertently issued an additional 40,000 shares of common stock to the Participant Partners that will not be returned to the Company.

Under the terms of a Strategic Partnership Agreement (“SPA”) with Fairhills Capital, LLC (“Fairhills”), Fairhills received a 10% of placement fee from Indigo on capital raised through its clients (see Note 11). As a result, during 2006, Indigo LP incurred placement fee of $440,000 to Fairhills for the raising of partnership interests in Indigo LP.

The operations of Indigo LP have been consolidated with the Company in accordance with the guidance of EITF 04-5 (see Note 2).

Oil and Gas Drilling and Operating Agreements of Indigo LP

In July 2006, as prescribed by the Advisory Service Agreement (see HUB Advisory Agreements section below), Indigo and/or Indigo-Energy Partners, LP (collectively, the “Developers”) entered into the following Drilling and Operating Agreements on the respective drilling area:

1.	Drilling and Operating Agreement among Indigo, Indigo LP and TAPO Energy, LLC (“Operator1”), with HUB as its Advisor (“DOA1”)

2.	Drilling and Operating Agreement between Indigo LP and Dannic Energy Corp. (“Operator2”), with HUB as its Advisor (“DOA2”)

3.	Drilling and Operating Agreement between Indigo LP and P&J Resources, Inc. (“Operator3”), with HUB as its Advisor (“DOA3”)

4.	Drilling and Operating Agreement between Indigo LP and Mid-East Oil Company (“Operator4”), with HUB as its Advisor (“DOA4”)

DOA1

Under DOA1, Operator1 agreed to drill, complete and operate five wells in the drilling area as defined by DOA1 for a term as long as any well covered is producing oil or gas. The turnkey price per well is $350,000. In exchange for the turnkey price, Operator1 will provide one well complete to the pipeline. Upon completion of each well and payment in full by the Developers, Operator1 will assign to the Developers their respective interest in the wells. As of December 31, 2006, Indigo LP has incurred drilling costs in the amount of $1,531,250 under DOA1 determined based on the well completion percentage of each well, of which $746,598 was unpaid and accrued for as of December 31, 2006.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the original DOA1, Indigo was required to contribute $1,071,875 to earn a 61.25% working interest in the wells while Indigo LP was required to contribute $459,375 to earn a 26.25% working interest. The DOA1 was amended in January 2007 such that Indigo LP became the sole developer and obligor under the agreement and will be assigned a 87.5% working interest in the wells upon payment of the total required capital contribution. The DOA1 was further amended such that of the outstanding balance due for the unpaid Turnkey Well Costs of $746,598 and any additional operating fees, $250,000 was due and payable on January 26, 2007, and the remaining balance was due March 31, 2007 (the “Extended Due Date”), subject to Indigo issuing to Operator1 1,493,196 shares of its common stock. The shares of the common stock have piggyback registration rights. On January 19, 2007, the Company issued 1,493,196 shares of common stock to Operator1. On April 5, 2007, the DOA1 was amended again such that the Extended Due Date was extended to April 16, 2007. On July 18, 2007, Indigo LP was in default on the outstanding balance due to Operator1 in the amount of $696,598, but was assigned a partial working interest of 48% in the five wells by Operator1. The DOA1 also provides for an overriding royalty interest of 1/16 (6.25%) of all gross revenues from oil and gas produced from the wells drilled by Operator1. This overriding royalty interest is in addition to the customary 12.5% royalty interest due to the landowner. Commencing at the time that a drilled well begins to produce, the DOA1 also entitles Operator1 to an operating fee of $300 per month for each well operated. Either the Developer or Operator1 may propose to have the following additional activities conducted: (1) drill a new well on the existing drilling site or wells on any drilling area; (2) rework, recomplete, deepen the wells, or (3) plug back the wells such as a dry hole. The entire cost and risk of conducting these additional activities will be borne by the Developers who elected to participate in the additional operations as defined by DOA1.

DOA2

Under DOA2, Operator2 agreed to drill, complete and operate five wells in the drilling area as defined by DOA2 for a term as long as any well covered is producing oil or gas. The turnkey price per well is (A) three wells at $290,970 and (B) two wells at $277,565. In exchange for the turnkey price, Operator2 will provide one well complete to the pipeline. Upon completion of each well and payment in full by the Developer, Operator2 will assign to the Developer its respective interest in the wells. As of December 31, 2006, Indigo LP has incurred drilling costs in the amount of $856,824 under DOA2 determined based on the well completion percentage of each well, of which $481,824 was unpaid and accrued for as of December 31, 2006.

Under the original DOA2, Indigo LP was required to contribute $1,071,030 to earn a working interest of 75% in the wells. The agreement was subsequently amended in December 2006 such that Indigo LP was to contribute $856,824 for a 60% working interest in the wells. Further, the amendment provides that the balance due for the unpaid turnkey drilling costs of $481,824 and any additional operating fees were due and payable on March 31, 2007 (the “Curing Period”). Since the balance due was not paid by the Curing Period, Operator2 had the right to require Indigo to issue to Operator2 two shares of its common stock for each dollar outstanding on or before the Curing Period. The shares of common stock have piggyback registration rights. On January 19, 2007, the Company issued 963,647 shares of common stock to Operator2 prior to the lapse of the Curing Period, anticipating that Indigo LP would not be able to pay off the outstanding balance by March 31, 2007. On April 5, 2007, the DOA2 was amended again to extend the Curing Period to April 16, 2007. On July 18, 2007, Indigo LP was in default on the outstanding balance due to Operator2 in the amount of $381,824, but was assigned a partial working interest of 33% in the five wells by Operator2. The DOA2 also provides for an overriding royalty interest of 1/16 (6.25%) of all gross revenues from oil and gas produced from the wells drilled by Operator2. This overriding royalty interest is in addition to the customary 12.5% royalty interest due to the landowner. Commencing at the time that a drilled well begins to produce, the DOA2 also entitles Operator2 to an operating fee of $300 per month for each well operated. Either the Developer or Operator2 may propose to have the following additional activities conducted: (1) drill a new well on the existing drilling site or wells on any drilling area; (2) rework, recomplete, deepen the wells, or (3) plug back the wells such as a dry hole. The entire cost and risk of conducting these additional activities will be borne by the Developer who elected to participate in the additional operations as defined by DOA2.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOA3

Under DOA3, Operator3 agreed to drill, complete and operate five wells in the drilling area as defined by DOA3 for a term as long as any well covered is producing oil or gas. The turnkey price per well is $258,000. In exchange for the turnkey price, Operator3 will provide one well complete to the pipeline. Upon completion of each well and payment in full by the Developer, Operator3 will assign to the Developer its respective interest in the wells. As of December 31, 2006, Indigo LP has incurred drilling costs in the amount of $541,800 under DOA3 determined based on the well completion percentage of each well, for which Indigo LP has paid Operator3 $860,000. The excess payment of $318,200 was recorded as a prepayment as of December 31, 2006.

Under the original DOA3, Indigo LP was required to contribute $967,500 to earn a working interest of 75% in the wells. The DOA3 was amended in December 2006, such that the balance due for the unpaid turnkey drilling costs and any additional operating fees were due and payable on March 31, 2007 (the “Curing Period”). Since the balance due was not paid by the Curing Period, Operator3 had the right to require Indigo to issue to Operator3 two shares of its common stock for each dollar outstanding on or before the Curing Period. The shares of common stock have piggyback registration rights. On January 2, 2007, Indigo LP and Operator3 entered into a Forbearance Agreement to extend the due date for the then outstanding balance of $107,500 due to Operator3 to March 31, 2007, in consideration for which Indigo agreed to issue 215,000 shares of its common stock to Operator3. On January 19, 2007, the Company issued 215,000 shares of common stock to Operator3. On April 5, 2007, the DOA3 was amended again such that the Curing Period was extended to April 16, 2007. On July 18, 2007, Indigo LP was in default on the outstanding balance due to Operator3 in the amount of $72,500, but was assigned a partial working interest of 31% in the five wells by Operator3. The DOA3 also provides for an overriding royalty interest of 1/16 (6.25%) of all gross revenues from oil and gas produced from the wells drilled by Operator3. This overriding royalty interest is in addition to the customary 12.5% royalty interest due to the landowner. Commencing at the time that a drilled well begins to produce, the DOA3 also entitles Operator3 to an operating fee of $350 per month for each well operated. Either the Developer or Operator3 may propose to have the following additional activities conducted: (1) drill a new well on the existing drilling site or wells on any drilling area; (2) rework, recomplete, deepen the wells, or (3) plug back the wells such as a dry hole. The entire cost and risk of conducting these additional activities will be borne by the Developer who elected to participate in the additional operations as defined by DOA3.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOA4

Under DOA4, Operator4 agreed to drill, complete and operate ten wells in the drilling area as defined by DOA4 for a term as long as any well covered is producing oil or gas. The turnkey price per well is (A) three wells at $290,970, (B) four wells at $332,985, and (C) three wells at $353,804. In exchange for the turnkey price, Operator4 will provide one well complete to the pipeline. Upon completion of each well and payment in full by the Developer, Operator4 will assign to the Developer its respective interest in the wells. As of December 31, 2006, Indigo LP has incurred drilling costs in the amount of $1,486,438 under DOA4 determined based on the well completion percentage of each well, of which $75,881 was unpaid and accrued for as of December 31, 2006.

Under the original DOA4, Indigo LP was required to contribute $2,449,694 to earn a working interest of 75% in the wells. The drilling and operating agreement was amended in December 2006, such that the balance due for the unpaid turnkey drilling price of $1,062,644 and any additional operating fees were due and payable on March 31, 2007 (the “Curing Period”). Since the payment was not made by the Curing Period, Operator4 required the Company to issue to Operator4 two shares of its common stock for each dollar outstanding on or before the Curing Period. The shares of common stock have piggyback registration rights. On January 19, 2007, the Company issued 2,125,288 shares of common stock prior to the lapse of the Curing Period, anticipating that Indigo LP would not be able to pay off the outstanding balance by March 31, 2007. On April 5, 2007, the DOA4 was amended again such that the Curing Period was extended to April 16, 2007. On July 18, 2007, Indigo LP was in default on the outstanding balance due to Operator4 in the amount of $1,037,644, but was assigned 75% working interest in six of the ten wells by Operator4. The DOA4 also provides for an overriding royalty interest of 1/16 (6.25%) of all gross revenues from oil and gas produced from the wells drilled by Operator4. This overriding royalty interest is in addition to the customary 12.5% royalty interest due to the landowner. Commencing at the time that a drilled well begins to produce, the DOA4 also entitles Operator4 to an operating fee of $300 per month for each well operated. Either the Developer or Operator4 may propose to have the following additional activities conducted: (1) drill a new well on the existing drilling site or wells on any drilling area; (2) rework, recomplete, deepen the wells, or (3) plug back the wells such as a dry hole. The entire cost and risk of conducting these additional activities will be borne by the Developer who elected to participate in the additional operations as defined by DOA4.

Under the four drilling and operating programs described above, seven wells were completed in 2006 and eight wells have been completed in 2007. The following table lists the period and quantity of the completed wells:

Wells Completed

Period	Quantity
August 2006	2
September 2006	3
October 2006	2
January 2007	7
February 2007	1

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2006, the Company owed the operators and other vendors payments for drilling wells for the Company. Since the Company has not paid these parties, they have not assigned working interests to the Company, provided production information, nor paid the Company for its share of any revenue that may have been generated by the wells as of December 31, 2006. As a result, the Company and its outside reserve engineer were unable to determine whether it had proved reserves due to the lack of information necessary for them to make the evaluation. Consequently, all of the Company’s oil and gas properties were determined unproved at December 31, 2006.

HUB Advisory Agreements

On June 23, 2006, Indigo entered into an Advisory Service Agreement, Registration Rights Agreement and Option Agreement (“HUB Agreements”) with HUB Energy, LLC (the “Advisor” or “HUB”), a Pennsylvania limited liability company. Under the terms of the Advisory Service Agreement, HUB agreed to provide to Indigo, for a term of three years, exclusive advisory services in connection with the contemplated exploration and development of certain oil and gas prospects located in Pennsylvania, West Virginia, Kentucky and Illinois (collectively, the “Premises”). In consideration and as compensation for these advisory services, Indigo agreed to issue to HUB, pursuant to the terms and conditions set forth in the Option Agreement, options to acquire the following securities:

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

On December 28, 2006, Indigo entered into a letter agreement amending the HUB Advisory Service Agreement, which eliminated Indigo’s obligation to issue HUB options to purchase the total of 15 million shares upon HUB’s completion and delivery of a total of 250 wells as described above. Instead, under the amendment agreement, Indigo was required to issue options to HUB to purchase 7,000,000 shares of its common stock at terms to be determined by our Board of Directors. A second amendment to HUB Advisory Service Agreement was entered into in March 2007, whereby HUB was to receive 12,500,000 shares of Indigo’s Series B convertible preferred stock (“Series B Convertible Preferred Stock”) (see Note 12) in place of the options to purchase 7,000,000 shares of the Company’s common stock. The 12,500,000 shares of Series B Convertible Preferred Stock is automatically convertible into the Company’s common stock on the anniversary date of the stock issuance as follows: 5,000,000 shares are convertible into 10,000,000 shares of Indigo’s common stock immediately, and 2,500,000 shares each are convertible into 5,000,000 shares in April of 2008, 2009 and 2010, respectively. As of July 18, 2007, 5,000,000 shares of the Series B Convertible Preferred Stock have been converted into 10,000,000 shares of Indigo’s common stock, upon which HUB became a related party of us which owns more than 5% of our outstanding common stock upon conversion of the Series B Convertible Preferred Stock.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the Advisory Service Agreement, HUB is entitled to receive the following fees:

a)
Drilling Services Fee. The Advisor is entitled to a nonrefundable drilling services fee in the amount of $7,500 per gross well (“Drilling Services Fee”), payable upon the completion of each well. The Drilling Services Fee will be reduced pro rata in the event that the owner of the gross well holds less than a sixty-two and one half percent (62.5%) working interest in such well.

b)
Advance Fee. Prior to the execution of this agreement, the Company is required to have paid the Advisor a good faith deposit in the amount of $75,000 (the “Deposit”) to pay for such services as the Advisor deemed necessary in order to commence its obligations in connection with this agreement. The Advisor and the Company agreed that the Deposit will be amortized over the course of the first 10 net wells drilled and applied against the Drilling Services Fee payable for such net wells. The Deposit was paid in June 2006.

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

The HUB Agreements were entered into between Indigo and HUB before the formation of Indigo LP. After Indigo LP was formed in July 2006 and upon its execution of the four Drilling and Operating Agreements, Indigo LP also became subject to the terms of the Advisory Service Agreement on the twenty five wells drilled under the four drilling programs. As a result, as of December 31, 2006, Indigo LP has incurred advisory services costs in the amount of $380,800 determined based on the well completion percentage of each well, for which Indigo LP has paid HUB $410,000. The excess payment of $29,200 was recorded as a prepaid expense as of December 31, 2006.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 22, 2006, Indigo and Indigo LP entered into a Forbearance Agreement with HUB to extend the due date for obligations due to HUB and its affiliate in the total amount of $123,039 consisting of $90,000 of drilling services fees and $33,039 for expense reimbursements, to March 31, 2007, in exchange for which Indigo agreed to issue 246,078 shares of its common stock to HUB. The shares were valued at $270,686, based on the trading price of Indigo’s common stock of $1.10 per share on the date of the Forbearance Agreement, which was recorded as interest expense and accrued for at December 31, 2006 (see Note 7). The shares were issued to HUB on January 19, 2007. On April 5, 2007, the Forbearance Agreement was amended such that the due date for the obligations was extended to April 16, 2007. As of July 18, 2007, Indigo and Indigo LP still owed a total of $123,039 to HUB and its affiliate.

Impairment of Unproved Oil and Gas Properties

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

As of December 31, 2006, Indigo has recorded an impairment charge of $142,724 on its three initial wells based on the comparison of the carrying value of these wells with their fair value determined by using the traditional method under FAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, whereby a single set of estimated cash flows from the production of these wells were computed for the estimated life of the wells, to which a risk-adjusted discount rate was applied to arrive at the fair value of the wells. In addition, Indigo recorded an additional impairment charge of $225,000 on leases it intended to acquire from Epicenter, as a result of Epicenter’s withdrawal from the Joint Venture Agreement in July 2007 and Indigo’s loss of rights to receive a 50% working interest in leases acquired by Epicenter in the Joint Venture (see Indigo Oil and Gas Interests and Operations section above).

As of December 31, 2006, Indigo LP has not recorded any impairment on the twenty five wells it has drilled since the carrying value of those wells was less than their fair value determined under the same method as described above.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary

Unproved oil and gas properties consisted of the following at December 31:

	2006			2005
	Indigo	Indigo LP	Total	Indigo
Acquisition, exploration and well drilling
costs	$1,575,838	$4,928,686	$6,504,524	$162,280
Impairment costs	(367,724)	-	(367,724)	(162,280)
Total	$1,208,114	$4,928,686	$6,136,800	$-

As of December 31, 2006, the Company has recorded a total of $2,976,030 for accounts payable and accrued expenses, of which $1,650,762 was related to the Company’s oil and gas operations. The remaining balance of $1,325,268 consisted primarily of accrued professional fees and payroll tax liabilities.

NOTE 5 - NOTES AND LOAN PAYABLE

Convertible Loan

On February 3, 2006, the Company entered into an agreement to borrow $175,000 from a private investor in consideration for which the Company (1) allowed the lender to convert the principal balance of the loan into 700,000 shares of its common stock at any time before the due date of the loan; (2) agreed to issue 175,000 shares of its common stock to the lender; and (3) granted a 12.5% net revenue interest in a well that was to be drilled with the proceeds of the borrowing, which was subsequently determined to be Indigo No. 1 well (one of Indigo’s three initial wells). The loan bore interest at 10% per annum and had no maturity date. During the second quarter of 2006, the Company issued 175,000 shares of common stock to the lender. In December 2006, the Company issued 700,000 shares of common stock to the lender upon conversion of the loan.

Since the combined value of the 175,000 shares, based on the trading price of the Company’s stock at the date of the agreement, and the fair value of the 12.5% net revenue interest in the well was assessed by management to be in excess of $175,000, the loan was fully discounted. The discount was allocated on a relative fair value basis to the 175,000 shares of stock in the amount of $4,886 and to the oil and gas properties in the amount of $170,014. The discount was fully expensed during the first quarter of 2006. In addition, the Company incurred $14,384 of interest expense on the loan during the year ending December 31, 2006. In March 2007, the Company issued 28,768 shares of common stock to the lender as payment for interest accrued on the convertible loan (see Note 7).

Convertible Notes

In return for $2,662,100 received in April 2006 and continuing through October 2006, we issued convertible notes, (“Convertible Notes”). The notes had maturity dates three years from the date of issuance and bore interest at 8% per annum. Interest was due and payable only if the trading price of our stock fell below $0.15625 in a given month, whereby we would then be responsible for paying interest on the outstanding balance of the notes for that month. As of December 31, 2006, no interest expense has been incurred by the Company on these convertible notes. The noteholders could convert their notes anytime prior to the maturity date at a rate equal to 60% of the average of the lowest three trading prices during the twenty trading days preceding the conversion date. However, the noteholders could not convert any portion of their notes which would result in the noteholders and their affiliates beneficially owning more than 4.99% of our issued and outstanding shares. The noteholders also agreed to limit all of their conversions to no more than the greater of $100,000 per month or the average daily dollar volume calculated during the ten business days prior to a conversion. The note conversion price was subject to adjustment for merger, consolidation, reorganization, etc. as defined by the Convertible Notes. Each noteholder was entitled to receive one share of our Series A convertible super preferred stock (“Super Preferred Stock”) for each dollar that was invested in the Convertible Notes. As a result, we had a total of 2,662,100 issuable shares of our Super Preferred Stock to the noteholders at December 31, 2006. Each share of the Super Preferred Stock is convertible into two shares of our common stock at the one-year anniversary of the date of issuance. As of December 31, 2006, the noteholders have converted $2,262,100 of principal into 2,714,250 shares of our common stock. The converted shares are subject to a one-year restriction from trading under Rule 144 of the Securities Act of 1933 and have piggyback registration rights. There are no penalty provisions related to the registration rights.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under Emerging Issues Task Force (“EITF”) 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company has allocated the proceeds from issuance of the Convertible Notes and Super Preferred Stock based on the proportional fair value basis for each item. Consequently, as of December 31, 2006, the Convertible Notes were recorded with discounts of $887,358 based on the ascribed value of the 2,662,100 shares of the Super Preferred Stock, which was valued at $0.50 per share by an independent valuation consultant.

A beneficial conversion discount was recorded on the Convertible Notes since each of the Convertible Notes was convertible into shares of common stock at an effective conversion price lower than the prevailing common stock share price on the note issuance date. The beneficial conversion amount was limited to the portion of the cash proceeds allocated to the Convertible Notes of $1,774,742 as of December 31, 2006. As a result, the Convertible Notes were fully discounted.

A beneficial conversion discount was also recorded on the Super Preferred Stock since the Super Preferred Stock was convertible into shares of common stock at an effective conversion price lower than the prevailing common stock share price on the note issuance date. The beneficial conversion amount was limited to the portion of the cash proceeds allocated to the Super Preferred Stock of $887,358.

The combined value of the discount and the related beneficial conversion feature on the Convertible Notes in the amount of $2,662,100 is being amortized over the term of the Convertible Notes of three years using the effective interest yield method. Under EITF 00-27, the amortization of the discount on the Convertible Notes and discount related to the beneficial conversion feature on the Convertible Notes was recorded as interest expense. Upon the conversion of the notes, the unamortized balance of the discounts was expensed immediately. The discount related to the beneficial conversion feature on the Super Preferred Stock of $887,358 was recorded as a preferred dividend over the one-year holding period prior to the earliest conversion date of the Super Preferred Stock into common stock. A preferred dividend of $435,851 related to the beneficial conversion feature was recorded for the year ended December 31, 2006.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under FASB 34, “Capitalization of Interest Costs”, and FAS Interpretation 33, “Applying FASB Statement No. 34 to Oil and Gas Producing Operations Accounted for by the Full Cost Method”, interest expense, including amortization of certain debt discounts, on expenditures for significant exploration activities is capitalized. Therefore, the Company capitalized a portion of the interest expense resulting from the amortization of the discount on the Convertible Notes based on the portion of the Convertible Notes identified as the funding source for the Company’s exploration activities. Consequently, the Company recorded capitalized interest of $226,316 on the Convertible Notes for the year ended December 31, 2006. Interest expense resulting from amortization of discounts related to the beneficial conversion features on the Convertible Notes was not capitalized.

Amortization of discount on the portion of the Convertible Notes not used to fund the Company’s exploration activities was expensed. As a result, the Company recorded interest expense of $2,071,079 for the year ended December 31, 2006.

In connection with the issuance of the Convertible Notes, the Company incurred a 10% placement fee of $266,210 to Fairhills Capital, a related party (see Note 11), which was recorded as deferred loan costs and is being amortized over three years. Upon conversion of the Convertible Notes, the unamortized balance of the related deferred loan costs was immediately expensed. For the year ended December 31, 2006, the Company has incurred $230,377 of amortization expense on the deferred loan costs, which was recorded as interest expense.

Promissory Notes Convertible into Units of Indigo LP

In July 2006, in return for $1,200,000 we issued to three noteholders convertible promissory notes. The notes matured on January 18, 2007 and bore interest at 6% per annum. The noteholders had the right to convert at any time before maturity of the notes, the outstanding note balance into 4 Units of Indigo LP upon the same terms and conditions as then contemplated by the private placement offering and the Partnership Agreement, provided that Indigo LP raised at least $1,000,000 of gross proceeds in the private placement offering to be utilized for the drilling activities of Indigo LP. In July 2006, the entire amount of $1,200,000 was converted into 4 Units of general partnership interests in Indigo LP. As of December 31, 2006, accrued interest on the promissory notes prior to the conversion amounted to $19,726. In connection with the issuance of these convertible promissory notes, the Company also incurred 10% of placement fee to Fairhills in the amount of $120,000 under the SPA (see Note 11).

Promissory Note

On November 27, 2006, the Company borrowed $450,000 from a private lender and issued a promissory note to the lender. The note had a maturity date of February 26, 2007, and bears interest at a fixed amount of $50,000. The lender was also provided a 100% net revenue interest in Indigo No. 3 well (one of the three initial wells we drilled), of which 75% will revert back to the Company upon repayment of the note. Payments that are not made within 10 days of the maturity date are subject to a late charge of 10% of the principal plus interest on the note, which equals $50,000.

The Company valued the net revenue interest assigned to the lender at $190,088 based on a single set of estimated cash flows from the production of Indigo No. 3 well for the estimated life of the well using a risk-adjusted discount rate. Consequently, the Company recorded a discount on the note in the amount of $190,088 and a reduction to the oil and gas properties in the same amount. The discount is being amortized through February 2007, the maturity date of the note. The amortization for the year ended December 31, 2006 amounted to $70,710, and was recorded as interest expense.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company did not repay the note on the original maturity date, and the note was amended on March 20, 2007. The amendment extended the maturity date to September 2007 and provided for monthly payments of $12,500 as an advance against future net revenue from Indigo No. 3 well for a period of six months. In September 2007, the net revenue advance in the total amount of $75,000 will be reconciled with the actual revenue received from Indigo No. 3 well and the excess advance payment, if any, will be applied towards the principal, interest and late charge on the note in the total amount of $550,000. If the advance payment is less than the net royalty revenue, Indigo will pay the lender for the difference. In addition, the Company was required to issue to the lender 300,000 shares of its restricted common stock. Upon its performance under the terms of the amended note, 75% of the net revenue interest in Indigo No. 3 well will revert back to the Company, with the lender retaining the remaining 25% interest.

Summary

The following summarizes the Company’s notes and loan payable as of December 31:

	2006	2005
Convertible notes	$400,000	$-
Promissory note	450,000	-
	850,000	-
Less unamortized discount	(484,083)	-
	365,917	-
Less long-term portion	35,295	-
Current	$330,622	$-

Maturities of long-term debt payable are as follows:

Year ending December 31,
2007	$-
2008	-
2009	400,000
2010	-
2011	-
$400,000

NOTE 6 - DUE TO RELATED PARTY

On September 3, 2005, we entered into separate agreements with two of our then principal stockholders (Leo Moore and James Love) to redeem their entire interest in the Company. At the time of the agreement, each shareholder held a 33⅓ interest in our common stock.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The original agreements provided for a redemption price of $500,000 each to be paid under different payment schedules. The original payment schedule for Love required $250,000 to be paid within 45 days of the date of the agreement and another $250,000 to be paid within 90 days of the date of the agreement. The original payment schedule for Leo Moore required $100,000 to be paid within 45 days of the date of the agreement; another $100,000 to be paid within 90 days of the agreement and a final installment of $300,000 to be paid no later than 180 days from the date of the agreement.

The terms of the original agreements did not provide for interest to accrue. The original agreements also provided that in the event of default, each selling shareholder would be allowed to keep the initial amount paid and we would be required to return the shares.

On January 27, 2006, the payment terms of the contracts were amended and extended to both ratify and confirm the remaining balance due under the terms of the original agreement and to require aggregate payments of $75,000 per month on the balance of $650,000 through June 30, 2006 together with any unpaid balance at that date. The payment terms of the contracts were amended again in July 2006 to provide for periodic payments through May 1, 2007 for Leo Moore and October 1, 2006 for Love, when the final payments on the obligation were due. The July 2006 amendments also provided that Leo Moore and Love would each receive fixed interest payments of $10,000 and $15,000, respectively. The obligation due to James Love was paid off in September 2006, including the interest payment of $15,000.

On March 23, 2007, the payment terms of the contract with Leo Moore were amended again such that payments of $50,000 will be made each month from April through July 2007; $70,000 will be paid in August 2007, and $20,000 will be paid in September 2007. The September payment represents additional interest of $20,000 on the outstanding balance. As of December 31, 2006, the balance due to Leo Moore was $270,209, including accrued interest of $10,209. This obligation remained unpaid as of July 18, 2007.

On July 11, 2006, we entered into a Mutual Release and Settlement Agreement (“Moore Settlement Agreement”) with Jerry Moore, certain of his family members and affiliates (“Moore Family”). Moore Family had received 49,100,000 of our shares of common stock and became the majority shareholder of us on December 15, 2005 through the recapitalization (see Note 1). Under the Moore Settlement Agreement, Moore Family agreed to surrender to us 28,485,000 shares of our common stock, in exchange for which we agreed to pay Moore Family a total of $150,000 in installment payments, commencing September 1, 2006. According to the settlement agreement, our obligation to pay $150,000 was secured by a security interest in 3,485,000 shares of our common stock, which were to be retained by an escrow agent and could be liquidated if we failed to make the payment. In October 2006, Moore Family surrendered all 28,485,000 shares of our common stock and relinquished its rights to place 3,485,000 shares in an escrow account. As of December 31, 2006, we have paid $50,000 to Moore Family. On March 23, 2007, we entered into a Modification Agreement with Moore Family to extend the payment terms on the remaining balance as follows: $25,000 to be paid on April 12, 2007; $50,000 on May 10, 2007, and $25,000 on June 1, 2007. In addition, we are required to pay an additional $20,000 on July 1, 2007 as interest on the outstanding balance. As of December 31, 2006, we owed Moore Family $107,317 including accrued interest of $7,317. This obligation remained unpaid as of July 18, 2007.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On February 15, 2007, we agreed to issue 375,000 shares of our common stock to a consultant in compensation for services rendered by the consultant in 2005. The shares were valued at $0.45 per share using the per share value for the 72,330,000 shares of common stock we originally issued to various consultants during the first quarter of 2006 in compensation for their services rendered in 2005 (see Note 9). Consequently, we recorded a consulting fee of $168,750, which was accrued as liabilities to be settled in common stock at December 31, 2006.

On December 22, 2006, we entered into a Forbearance Agreement with HUB (see HUB Advisory Agreements in Note 4) whereby we issued 246,078 shares of our common stock to HUB valued at $270,686 based on the trading price of our common stock of $1.10 per share at the date of the agreement. The value of the shares was accrued as liabilities to be settled in common stock at December 31, 2006.

We have agreed to issue shares of common stock to Gersten Savage, LLP (“GS”) in exchange for certain legal services rendered in the amount of $39,911, which was accrued and recorded as liabilities to be issued in common stock at December 31, 2006. We issued 24,897 shares of our common stock to GS on March 2, 2007 as satisfaction of $14,938 of our obligation.

Under the terms of our converted loan in the amount of $175,000 (see Note 5), we agreed to issue 28,768 shares of common stock to the lender as satisfaction of the interest obligation of $14,384 on the loan, which was accrued as liabilities to be settled in common stock at December 31, 2006. The shares were issued in 2007.

NOTE 8 - INCOME TAXES

Deferred income taxes result from the net tax effects of temporary timing differences between the carrying amounts of assets and liabilities reflected on the financial statements and the amounts recognized for income tax purposes. The tax effects of temporary differences and net operating loss carryforwards that give rise to significant portions of deferred tax assets and liabilities are as follows at December 31:

	2006	2005
Deferred tax asset
Tax benefit arising from net operating loss carryforward	$2,083,000	$-
Impairment of oil and gas properties	164,000	-
	2,247,000	-

Deferred tax liability
Intangible drilling costs	478,000	-
Capitalized interest	101,000	-
	579,000	-

Net deferred assets	1,668,000	-
Less valuation allowance	(1,668,000)	-

Net deferred tax asset	$-	$-

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax (expense) benefit consists of the following for the year ending December 31:

	2006	2005
Deferred
Federal	$(327,000)	$-
State	(88,000)	-
Federal and state benefit of net operating loss carryforward	2,083,000	-
	1,668,000	-
Less valuation allowance	(1,668,000)	-
Income tax benefit	$-	$-

As of December 31, 2006, the Company had losses which resulted in net operating loss carryforwards for tax purposes amounting to approximately $4,700,000 that may be offset against future taxable income. These NOL carryforwards expire beginning 2025 through 2026. However, these carryforwards may be significantly limited due to changes in the ownership of the Company as a result of future equity offerings.

Recognition of the benefits of the deferred tax assets and liabilities will require that the Company generate future taxable income. There can be no assurance that the Company will generate any earnings or any specific level of earnings in future years. Therefore, the Company has established a valuation allowance for deferred tax assets (net of liabilities) of approximately $1,668,000 and $0 as of December 31, 2006 and 2005, respectively.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the principal reasons for the difference between the Company’s effective tax rates and the United States federal statutory income tax rate of 35%.

	2006	2005

Federal income tax benefit at statutory rate	$8,270,000	$732,000
State income tax benefit	356,000	-
Nondeductible expenses	(6,958,000)	(732,000)
Change in valuation allowance	(1,668,000)	-
Income tax benefit	$-	$-
Effective income tax rate	0%	0%

NOTE 9 - STOCKHOLDERS’ EQUITY

Preferred Stock

On April 10, 2006, our Board of Directors authorized the designation of 25,000,000 of our authorized but unissued shares of preferred stock as Series A Convertible Super Preferred Stock with par value of $0.001 per share. Each share of the Super Preferred Stock is convertible into two shares of our common stock after one year. The conversion price is subject to proportional adjustment for stock splits, combinations, recapitalizations and stock dividends. Holders of the Super Preferred Stock are not entitled to receive dividends paid on common stock. In the event of liquidation, dissolution or winding up of the Company, the holders of the Super Preferred Stock shall be entitled to receive, before any distribution to holders of our common stock, eight times the sum available for distribution to common stockholders. Holders of our Super Preferred Stock have voting rights five times of those of our common stockholders. As of December 31, 2006, we had 2,662,100 shares of issuable Super Preferred Stock related to our issuance of convertible notes in the amount of $2,662,100 (see Note 5).

On April 26, 2006, our Board of Directors approved the issuances of (1) 5,000,000 shares of our Super Preferred Stock to Mr. Dave Larson for employment services, and (2) 5,000,000 shares of our Super Preferred Stock to Consumer Value Network, Inc. (“Consumer Value”) for consulting services rendered. Mr. Larson and Consumer Value agreed to return the shares in December 2006 pursuant to their respective consulting termination agreements (see Common Stock section below for details of the termination agreements). Since the subsequent cancellation of the total 10,000,000 shares of our Super Preferred Stock to Mr. Larson and Consumer Value was a result of their failure to perform under the terms of the consulting agreements and since we had not issued our second quarter of 2006 financial statements as of the date of the termination agreements, we did not deem those preferred shares ever validly issued and therefore assigned no value to the shares.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

During 2005 and the first quarter of 2006, pursuant to a private placement memorandum, we agreed to issue 4,942,000 shares of our common stock at $0.25 per share for $1,236,225. We received $906,250 of cash proceeds in 2005, and therefore 3,622,000 shares were issuable at December 31, 2005. We received additional cash proceeds of $329,975 and $50,000 in the first and second quarters of 2006, respectively. During the year ended December 31, 2006, we issued a total of 5,122,000 shares of common stock in connection with the private placement.

During the second quarter of 2006, we issued 175,000 shares of our common stock to a private investor as part of the consideration for the investor to loan $175,000 to us in connection with our drilling efforts, which were recorded at $4,886 (see Note 5). Upon the investor’s request for the conversion of the $175,000 loan in August 2006, we agreed to issue 700,000 shares of common stock to the investor, which were issued in December 2006. In March 2006, we also sold 900,000 shares of our common stock to this investor at $0.055 per share for total proceeds of $50,000.

On February 23, 2006, our Board of Directors authorized the issuance of approximately 75,000,000 shares of common stock to various parties in consideration for the services they were engaged to provide. On March 3, 2006, we issued a total of 72,330,000 shares to these parties.

Out of the 72,330,000 shares of common stock issued, 8,000,000 shares were issued to Consumer Value (which were subsequently returned to us as we entered into a termination agreement with them in December 2006), 45,700,000 shares were issued to various related parties as follows:

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2006, we entered into a Termination Agreement with Consumer Value, a non-related party, Impact, and Stone Creek to terminate the consulting agreements since it was subsequently determined that the services as contemplated by the consulting agreements had not been performed by the three entities, resulting in a material breach of the terms of the consulting agreements. As a result, in December 2006, Consumer Value, Impact, and Stone Creek returned 8,000,000, 7,600,000, and 7,000,000 shares of common stock to us, respectively. In addition, Consumer Value also returned the 5,000,000 shares of our Super Preferred Stock (see Preferred Stock section above).

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

Since the subsequent cancellation of the total of 41,300,000 shares we originally issued to Dave Larson, Consumer Value, Impact, Stone Creek, and STI was a result of their failure to perform under the terms of the consulting agreements and since we had not issued any of our 2006 financial statements as of the date of the termination agreements, we did not deem those shares ever validly issued and therefore assigned no value to the shares. Accordingly, only 31,030,000 out of the original 72,330,000 shares were validly issued as of December 31, 2006, which were valued at $0.45 per share based on our market-trading price on February 23, 2006, for a total of $13,963,500. Of the 31,030,000 shares, 12,400,000 were issued to related parties, which were recorded as a consulting expense in the amount of $5,580,000.

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

On May 15, 2006, in connection with the resignation of Curtis Fleming, our former President and Board Director, our Board of Directors agreed to have Mr. Fleming retain 950,000 of the 1,000,000 shares we previously issued to him (see Note 7) but canceled the remaining 50,000 shares, in consideration for which we agreed to pay Mr. Fleming $20,000 in periodic payments. This obligation was paid as of December 31, 2006.

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As disclosed under Note 5, as of December 31, 2006, we have issued 2,714,250 shares of common stock upon the noteholders’ conversion of $2,262,100 of the Convertible Notes.

In connection with the Moore Settlement Agreement (see Note 6), in July 2006, certain of our shareholders paid to Moore Family a total of $900,000 as additional consideration for settling our obligation with Moore Family. Under the SEC Staff Accounting Bulletin (“SAB”), Topic 5T, “Miscellaneous Accounting”, payments made by a principal stockholder of a company to settle the company’s obligations were deemed to be capital contributions by the stockholder to the company. Therefore, we recorded the $900,000 paid to Moore Family by our shareholders as settlement expense with a corresponding increase to additional paid-in capital.

As of December 31, 2006, Indigo LP has incurred syndication costs of $518,241 related to the raising of partnership interest in Indigo LP, which consisted of $440,000 of placement fee paid to Fairhills (see Note 4) and $78,241 of legal fees. The Company was allocated $155,472 of syndication costs from Indigo LP based on its ownership interest in Indigo LP.

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Potential Loss of Oil and Gas Interests/ Cash Calls

The Company has entered into turnkey contracts with various operators for the drilling of oil and gas properties, and still owes the operators payments on drilling wells (see Note 4). In addition, it might be subject to future cash calls due to (1) the drilling of any new well or wells on drilling sites not covered by the original turnkey contracts; (2) rework or recompletion of a well; (3) deepening or plugging back of dry holes, etc. If the Company does not pay delinquent amounts due or its share of future Authorization For Expenditures (“AFE”) invoices, it may have to forfeit all of its rights in certain of its interests in the applicable prospects and any related profits. If one or more of the other members of the prospects fail to pay their share of the prospect costs, the Company may need to pay additional funds to protect its investments.

Other

In September 2005, we entered into a Service and Drill Contract with Falcon Holdings, LLC (“Falcon”) (“Falcon Contract”), whereby Falcon agreed to perform permitting, drilling and finishing of oil and gas wells on land located in Pennsylvania and West Virginia, in which we own oil and gas interests. Under the Falcon Contract, Falcon was required to drill one well per week beginning in November 2005 for a period of time necessary for Falcon to drill 50 wells on our property. Falcon was responsible for providing completed wells to us at a cost of $60,000 per well. Falcon also received 4,500,000 shares of our common stock for its services on March 3, 2006. Effective May 10, 2006, we terminated the Falcon Contract due to an alleged misappropriation of funds that we paid to Falcon as well as Falcon’s misrepresentations on certain material business matters. In July 2007, we entered into a Release and Settlement Agreement with Falcon, whereby Falcon agreed to return 2,275,000 shares of our common stock. Falcon also agreed to accept $8,298 for the mutual release of all obligations related to Flacon Contract to be payable in two installments by us. Since we had not issued our December 31, 2006 financial statements as of the date of the settlement agreement with Falcon, we only deemed 2,225,000 shares validly issued to Falcon as of December 31, 2006 in compensation for its consulting services, which were included in the 72,330,000 shares we issued on March 3, 2006 (see Note 9) and valued at $0.45 per share for a total of $1,001,250, based on the stock trading price on February 23, 2006, the date when the shares were authorized to be issued.

In February 2006, we agreed to compensate certain landowners for right-of-way passages to accommodate our drilling requirements for our three initial wells. As a result, we incurred expenses of $46,540 to the landowners as of December 31, 2006. In addition, we are obligated to provide natural gas to one landowner’s residence at no charge and pay the landowner $5,000 on December 20 of each year for the life of the well. We subsequently paid the landowner $5,000 in February 2007 for the 2006 obligation.

On October 18, 2006, we engaged Point Capital Partners, LLC (“Point Capital”) to provide due diligence and financial advisory services for us. The agreement was on a month-to-month basis for a period of three months. Under the engagement agreement, we were required to pay Point Capital an initial fee of $10,000, additional fee of $10,000 thirty days after the engagement date and another $10,000 sixty days after the engagement date. As of December 31, 2006, we owed $20,000 to Point Capital. In May 2007, pursuant to an Unconditional General Release agreement we entered into with Point Capital, our obligation was reduced to $4,000.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2006, a subcontractor of Mid-East Oil Company (“Mid-East”), our operator under DOA4, filed Mechanic’s Liens against both Mid-East and us on certain oil and gas properties drilled by the subcontractor for claims aggregating $390,253, due to the failure to pay obligations for the drilling costs. Two other subcontractors also filed Mechanic’s Liens against Mid-East for claims aggregating approximately $100,000. The Company has engaged counsel to resolve these lien claims, which were still pending as of July 18, 2007. However, we expect the obligations to the subcontractor to be paid in full in the near future and all Liens to be released.

In December 2006, the Company was cited for certain violations by the West Virginia Department of Environmental Protection (“DEP”) pertaining to the drilling area around their wells. The violations generally consist of: the Company’s failure to seed and mulch the ground in the well area; the failure to properly mark the wells with signage; and leaving certain piping on the ground. In February 2007, the Company engaged a contractor to cure these violations and obtain abatements from the DEP. The estimated remediation costs are $50,000, of which the Company paid $25,000 in February 2007. As of July 18, 2007, the contractor has not completely finished the remediation work and the Company has not paid the remaining $25,000 to the contractor. At the time when all remediation work is done, it is expected that the DEP will abate all violations. The DEP has allowed the Company to continue its drilling and production during this curative process. The estimated remediation costs in the amount of $50,000 were accrued for at December 31, 2006.

NOTE 11 - RELATED PARTY TRANSACTIONS - NOT DISCLOSED ELSEWHERE

On February 22, 2006, David Albanese resigned as our Secretary and Treasurer and Board Director, in connection with which we agreed to have Mr. Albanese retain the 1,000,000 shares we previously issued to him (see Note 7) and pay him $24,000 in periodic payments through May 2006. Mr. Albanese agreed to be a consultant to us for a transitional period of at least 60 days. During the year ended December 31, 2006, we paid $32,000 to Mr. Albanese as a consulting fee.

On February 22, 2006, our Board of Directors appointed Alex Winfrey to replace David Albanese as our Secretary and Treasurer and Board Director. On June 30, 2006, Mr. Winfrey resigned, upon which we agreed to have Mr. Winfrey retain the 1,000,000 shares of common stock he owned. Of the 1,000,000 shares, 900,000 shares were issued to Mr. Winfrey in compensation for his services, which were part of the 3,100,000 shares we issued to various parties in April 2006 (see Note 7). During the year ended December 31, 2006, we paid $40,000 to Mr. Winfrey as a fee for his consulting services.

On May 26, 2006, we executed a consulting agreement with STI to provide services related to accounting and SEC reporting for a one-time fee of $10,000 plus reimbursement of certain expenses. On June 15, 2006, we executed a new consulting agreement with STI to provide the aforementioned services for a compensation of $5,000 per week for six months and reimbursement of related costs. In July 2006, our Board of Directors appointed Stan Teeple to replace Alex Winfrey as our new Secretary and Treasurer and Board Director. On December 21, 2006, we entered into a third consulting agreement with STI pursuant to which we agreed to pay STI a weekly consulting fee of $5,000, and issue to STI options or cashless exercise warrants during the first quarter of 2007 to acquire a minimum of 5,000,000 shares of our common stock at terms to be determined by our Board of Directors. The agreement was effective on January 1, 2007 for a two-year period and would be automatically renewed for consecutive one-year periods unless terminated by either party. During the year ended December 31, 2006, we paid $175,000 to STI for consulting services of which $155,000 was expensed and, of which $20,000, representing payment for January 2007 services, was recorded as prepaid expense - related party as of December 31, 2006. We also owed STI $1,533 for reimbursable expenses, which was accrued for December 31, 2006. On March 8, 2007, the Company entered into a fourth consulting agreement with STI, which superceded but provided for the identical terms of cash compensation as STI’s agreement of December 21, 2006. In addition, STI is to be reimbursed for certain medical and dental insurance coverage, an auto allowance of $1,000 per month, and certain other fringe benefits. STI is also entitled to receive options or cashless warrants to acquire 20,000,000 shares of our common stock pursuant to our 2007 Stock Option Plan, which has been approved by our Board of Directors and is subject to our shareholders’ approval (see Note 12).

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 27, 2006, Curtis Fleming resigned as our President and Board Director. As of December 31, 2006, we have paid off the entire obligation of $20,000 to Mr. Fleming in connection with our cancellation of 50,000 shares of common stock (see Note 9). During the year ended December 31, 2006, we paid $6,000 to Mr. Fleming as a consulting fee.

In February 2006, our Board of Directors appointed Dave Larson to replace Curtis Fleming as our new President and Board Director. On December 21, 2006, we entered into an employment agreement with Mr. Larson pursuant to which Mr. Larson would serve as our President for a two-year period commencing January 1, 2007. The agreement would automatically renew each year unless terminated for cause as defined in the agreement. As compensation, we agreed to pay Mr. Larson a salary of $17,250 per month. In addition, we agreed to issue to Mr. Larson options or cashless exercise warrants during the first quarter of 2007 to acquire a minimum of 18,000,000 shares of our common stock at terms to be determined by our Board of Directors. Under the terms of the agreement, Mr. Larson is prohibited from competing with us in the oil and gas business during his employment term, and for a one-year period subsequent to the termination of his employment with us. During the year ended December 31, 2006, we incurred $69,500 to Mr. Larson as a consulting fee, and $54,373 as salary, of which $2,862 was accrued for as of December 31, 2006. On March 8, 2007, the Company entered into a new employment agreement with Mr. Larson that superceded, but provided for the identical terms of, cash compensation and restrictive covenants as Mr. Larson’s agreement of December 21, 2006. In addition, Mr. Larson received 5,000,000 shares of our Series B Convertible Preferred Stock in April 2007, which were immediately converted into 10,000,000 shares of our common stock. Mr. Larson was also entitled to receive stock options or cashless warrants to acquire 30,000,000 shares of our common stock pursuant to our 2007 Stock Option Plan, which has been approved by our Board of Directors and is subject to our shareholders’ approval (see Note 12). On July 11, 2007, we entered into a Release and Settlement Agreement with Mr. Larson, pursuant to which Mr. Larson agreed to return 5,000,000 shares of our common stock and resign as the President, CEO and Board Director of us as noticed by our Board of Directors, but no later than December 2007. Mr. Larson received a one-time settlement and separation fee of $100,000 to be paid by us in installments commencing July 25, 2007 through December 2007. In addition, for a period of one year, we will pay Mr. Larson a finder’s fee of 5% of the gross amount received by us in the form of a debenture, note, or similar instrument, from lenders as introduced solely by Mr. Larson. This settlement agreement terminated our employment agreement with Mr. Larson and mutually released all obligations under the employment agreement.

On June 30, 2006, James Holland resigned as our Officer and Board Director in connection with which we agreed to have Mr. Holland retain the 1,000,000 shares we previously issued to him (see Note 7). During the year ended December 31, 2006, we paid $25,000 to Mr. Holland as a consulting fee, of which $6,000 was paid to Mr. Holland as a severance payment.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 1, 2006, we entered into a consulting agreement with Impact pursuant to which Impact agreed to provide services including business development, land and mineral sites development, strategic marketing plan, etc. commencing March 1, 2006 for one year. Impact is an entity controlled by Stephen White. Mr. White and his affiliated entities owned more than 5% of our common stock (see Note 9). Impact received $8,000 per month as a consulting fee and also received reimbursement for related costs. On June 30, 2006, we entered into a new consulting agreement with Impact, which superseded the original agreement (“Second Agreement”). Under the Second Agreement, Impact provided the identical services to Indigo, for a term commencing September 1, 2006 for one year, in consideration for which Impact received $10,000 per month and reimbursement of related costs. During the fourth quarter of 2006, we entered into another agreement with Impact under which Impact provided certain additional consulting services to us in November and December 2006, in exchange for a flat fee of $15,000 and reimbursement of related costs. On December 21, 2006, we entered into a new consulting agreement with Impact pursuant to which we agreed to pay Impact a monthly consulting fee of $10,000, and to issue Impact options, or cashless exercise warrants, during the first quarter of 2007 to acquire a minimum of 22,600,000 shares of our common stock at terms to be determined by our Board of Directors. This agreement superceded the Second Agreement, and was effective on January 1, 2007 for a two-year period, and would be automatically renewed for consecutive one-year periods unless terminated by either party. During the year ended December 31, 2006, we paid $85,000 to Impact, of which $10,000 was included in prepaid expense - related party at December 31, 2006 and $75,000 was expensed. On March 9, 2007, we entered into a new consulting agreement with Impact, whereby effective January 1, 2007, we were required to pay Impact a monthly consulting fee of $10,000, which was increased to $17,250 per month commencing March 2007. Impact also received 25,000,000 shares of our Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock was automatically convertible into two shares of our common stock at a rate of 25% annually, commencing on April 1, 2007 through April 1, 2010. In April 2007, 6,250,000 shares of the Series B Convertible Preferred Stock were converted into 12, 500,000 shares of our common stock.

On April 3, 2007, we informed Impact that we would no longer pay Impact its monthly consulting fee and reimburse Impact for its expenses. Instead, we would pay Impact a fee equal to 5% of the funds raised for us directly attributable to the efforts of Impact. On July 11, 2007, we entered into a Release and Settlement Agreement with Impact which terminated our consulting agreement with Impact. As a result, Impact was required to surrender 8,500,000 shares of our common stock issued upon its conversion of our Series B Convertible Preferred Stock in April 2007. In addition, Impact was released of any future service obligation to us and required to surrender all our Series B Convertible Preferred Stock it held, which were originally convertible into 37,500,000 shares of our common stock over the next three years.

Fairhills Transactions

On April 7, 2006, we entered into a Strategic Partnership Agreement (the “SPA”) with Fairhills. Ed Bronson, who is the managing director of Fairhills, served as our Board Director from June through October 2006. Pursuant to the SPA, Fairhills would: (1) provide legal services required and necessary for us to be compliant with the SEC reporting and regulatory requirements; (2) facilitate the introduction and engagement of market makers; (3) be responsible for funding requirements in support of oil and gas well drilling; (4) provide management services of our investor relation function; (5) facilitate raising funds through a debenture instrument for us and be responsible for all capital raising requirements based upon our business plan. In consideration for the services to be rendered by Fairhills, we agreed to compensate Fairhills by paying a placement fee of 10% of the aggregate amount of capital received by us from Fairhills’ clients, and issuing 25% of our capital stock to Fairhills. The term of the SPA was for a minimum period of three years, with Fairhills being the exclusive provider for services as set forth in the SPA. As of December 31, 2006, as disclosed in Note 5, we paid a placement fee of $266,210 to Fairhills in connection with the issuance of the Convertible Notes, and $440,000 in connection with the private placement offering of the partnership interests in Indigo LP as disclosed in Note 4.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 10, 2006, our Board of Directors approved the issuance of 45,530,782 shares of our common stock, which equaled 25% of our 182,123,127 shares of common stock then issued and outstanding, to Fairhills for services rendered pursuant to the SPA. On April 11, 2006, our Board of Directors approved the issuance of 6,250,000 shares of our Super Preferred Stock, which was equal to 25% of our 25,000,000 designated Super Preferred shares, to Fairhills for services rendered pursuant to the SPA.

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

NOTE 12 - SUBSEQUENT EVENTS NOT DISCLOSED ELSEWHERE

On January 19, 2007, we borrowed $200,000 from an individual lender and issued a promissory note, which provided the lender with a 30% net revenue interest in our Indigo No. 2 well from the date of the funding through January 23, 2008, the maturity date of the note. On the maturity date, as full satisfaction for the note, the lender will have the option of either receiving repayment of half of the borrowing of $100,000 and retaining a 15% net revenue interest in our Indigo No. 2 well for the life of the well, or receiving repayment of the entire borrowing of $200,000. In addition, the lender was entitled to 200,000 shares of our common stock to be issued within thirty days of the date of funding. In the event the note is unpaid within ten days of its due date, we will incur a late charge equal to 10% of the note amount. In March 2007, we issued 200,000 shares of common stock to the lender.

On January 25, 2007, we borrowed $80,000 from an individual lender and issued a promissory note, which provided the lender with a 12% net revenue interest in Indigo No. 2 well from the date of the funding through January 25, 2008, the maturity date of the note. On the maturity date, as full satisfaction for the note, the lender will have the option of either retaining the 12% net revenue interest in our Indigo No. 2 well for the life of the well; or receiving repayment of the entire borrowing of $80,000 and retaining a 6% net revenue interest in our Indigo No. 2 well for the life of the well. In addition, the lender was entitled to 100,000 shares of our common stock to be issued within thirty days of the date of funding. In the event the note is unpaid within ten days of its due date, we will incur a late charge equal to 10% of the note amount. In March 2007, we issued 100,000 shares of common stock to the lender.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 7, 2007, we borrowed $200,000 from an individual lender and issued a promissory note that provided the lender with a 30% net revenue interest in our Indigo No. 2 well from the date of the funding through February 7, 2008, the maturity date of the note. On the maturity date, as full satisfaction for the note, the lender will have the option of either receiving repayment of half of the borrowing of $100,000 and retaining a 15% net revenue interest in our Indigo No. 2 well for the life of the well; or receiving repayment of the entire borrowing of $200,000. In addition, the lender was entitled to 200,000 shares of our common stock to be issued within thirty days of the date of funding. In the event the note is unpaid within ten days of its due date, we will incur a late charge equal to 10% of the note amount. In March 2007, we issued 200,000 shares of common stock to the lender.

On February 12, 2007, we entered into a consulting agreement with Epicenter, whereby Epicenter is to provide consulting services and business development support; assist in the development of our commercial land and mineral sites; provide direction for the development of our research and development program, and to assist in the development of our strategic marketing plan. The term of the consulting agreement was two months commencing January 31, 2007. Epicenter will be compensated with a payment of $36,000 due April 1, 2007 and the issuance of 72,000 shares of our common stock, which were issued in February 2007. We failed to pay Epicenter the $36,000 on April 1, 2007, but were released from this obligation in July 2007 as a result of the settlement agreement we entered into with Epicenter (see Indigo Oil and Gas Interests and Operations section in Note 4).

On February 15, 2007, we borrowed $100,000 from an individual lender and issued a promissory note that provided the lender with a 15% net revenue interest in our Indigo No. 2 well from the date of the funding through February 16, 2008, the maturity date of the note. On the maturity date, as full satisfaction for the note, the lender will have the option of either retaining the 15% net revenue interest in our Indigo No. 2 well for the life of the well; or receiving repayment of the entire borrowing of $100,000 and retaining a 7.5% net revenue interest in our Indigo No. 2 well for the life of the well. In addition, the lender was entitled to 120,000 shares of our common stock to be issued within thirty days of the date of funding. In the event the note is unpaid within ten days of its due date, we will incur a late charge equal to 10% of the note amount. In March 2007, we issued 120,000 shares of common stock to the lender.

On February 26, 2007, we entered into a settlement agreement with Morgantown Excavators, Inc. (“MEI”) for the outstanding balance of $50,010 we owed to MEI for the environmental remediation services provided by MEI during the first and second quarter of 2006. Under the settlement agreement, we agreed to pay MEI $5,000 on or before the 15th day of each month for the period March through November 2007 and to make a final payment of $5,010 on or before December 15, 2007. The outstanding balance of $50,010 is included in accounts payable and accrued expenses as of December 31, 2006. In March and May 2007, we paid a total of $10,000 to MEI. As of July 18, 2007, we still owed MEI $40,010.

In April 2007, the Company filed a Certificate of Designation with the Nevada Secretary of State to designate 75,000,000 shares of Series B convertible preferred stock (“Series B Convertible Preferred Stock”). The terms of the Series B Convertible Preferred Stock provide the holder with the capacity for two times the number of votes on all matters submitted to the common shareholders, and with a liquidation preference equal to two times the amount distributable to the common shareholders prior to any liquidating distribution being paid to common shareholders. The Series B Convertible Preferred Stock carry no dividend rights and are automatically converted into two shares of common stock for each Series B share held as prescribed in the Certificate of Designation at the anniversary date of the stock issuance. The holders of the converted shares have piggyback registration rights for the common stock issued upon conversion. In the event the Series B shareholder is no longer engaged or employed by the Company, the Series B Convertible Preferred Stock which have not been converted are immediately cancelled.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 23, 2007, the Company entered into an agreement with a consultant to provide investor relations services, which include assistance in corporate planning and business strategies, as well as to introduce the Company to potential investors. The consulting agreement was effective March 23, 2007 for one year and will be automatically renewable for another year. On April 26, 2007, the agreement was amended. The consultant will be compensated for introducing parties that invest in the company by receiving a) cash compensation of 3.5% of the gross amount raised from an introduced party with a minimum of $150,000; b) 5% of the shares of common stock granted to an introduced party by the Company, and c) warrants that will allow the consultant to acquire 400,000 shares of our common stock at $1.50 per share. The warrants are exercisable no later than three months after issuance, have an exercise period of 7 years, and have piggyback registration rights. The consultant is also entitled to compensation on any additional financing transactions arising from the introduction of the consultant for a period of five years following the original one year terms of the consulting agreement.

On March 7, 2007, the Company entered into a consulting agreement with Big Apple Consulting USA, Inc. (“Big Apple”), whereby Big Apple will market and promote the Company to its network of brokerage firms and market makers. Big Apple is responsible for locating and introducing potential investors to the Company through telemarketing and other networking activities, as well as representing the Company in responding to investor inquiries. The Company is to compensate the consultant in the aggregate amount of $450,000, in the form of either the Company’s shares of free trading common stock or cash, at the Company’s option. Upon the execution of the consulting agreement, the Company is required to issue 333,332 shares of its common stock to Big Apple as payment for the first and last month’s compensation under the terms of the contract. The Company is also required to provide Big Apple with the option to purchase free trading shares of common stock valued at $2,000,000 at a price per share equal to 50% of the previous five-day average closing bid price for the Company’s stock. The term of the consulting agreement is for one year, and the Company has the right to extend the term for an additional year after the initial expiration date. As of July 18, 2007, the Company was unable to deposit 5,000,000 shares of free trading common stock into an escrow account, to be used as the source of the common stock that would be acquired upon the consultant exercising the aforementioned option and in payment of consulting fees. Big Apple did not perform under the terms of the contract since the Company did not have free trading common stock even though the Company issued 5,000,000 shares of its restricted common stock to Big Apple. The Company recorded $5,250,000 of consulting expense in the first quarter of 2007 for the value of the common stock issued to Big Apple.

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 5, 2007, we borrowed $150,000 from three individual lenders and issued promissory notes to each lender that provided for interest at a rate of 20% per annum with a maturity date of October 5, 2007. The lenders have the option to either receive all principal and interest due on the loan within ten days of the maturity date or to receive shares of the Company’s common stock equal to the numerical dollars of principal and interest outstanding on the maturity date of the loan. Within thirty days of funding of the loan, the lenders are to also receive additional shares of the Company’s common stock equal to twice the numerical dollars of the principal on the loan. As of July 18, 2007, the Company has issued 300,000 shares of common stock to these three lenders. In the event the note is unpaid within ten days of its maturity date, we will incur a late charge equal to 10% of the note amount.

On April 6, 2007, we borrowed $100,000 from an individual lender and issued a promissory note that provided for interest at a rate of 20% per annum with a maturity date of June 6, 2007. The lender has the option to either receive all principal and interest due on the loan within ten days of the maturity date or to receive shares of the Company’s common stock equal to the numerical dollars of principal and interest outstanding on the maturity date of the loan. Within thirty days of funding of the loan, the lender is to also receive additional shares of the Company’s common stock equal to twice the numerical dollars of the principal of the loan. As of July 18, 2007, the Company has issued 200,000 shares of common stock to the lender. In the event the note is unpaid within ten days of its maturity date, we will incur a late charge equal to 10% of the note amount.

On April 14, 2007, we entered into a consulting agreement with Steve Durdin, who was appointed our Board Director on April 11, 2007. Pursuant to the consulting agreement, Mr. Durdin will assist the Company in raising funds and developing financial strategy, act as a liaison with current investors and assist with business development. We agreed to pay Mr. Durdin a weekly consulting fee of $1,200, and issue to Mr. Durdin options or cashless exercise warrants during the second quarter of 2007 to acquire a minimum of 6,000,000 shares of our common stock at terms to be determined by our Board of Directors. Payment of the consulting fee may be deferred by the Company, however must be paid no later than August 1, 2007. The agreement was effective on April 1, 2007 for a one-year period and would be automatically renewed for consecutive one-year periods unless terminated by either party.

On April 19, 2007, we borrowed $10,000 from an individual lender and issued a promissory note that provided for interest at a rate of 20% per annum with a maturity date of October 19, 2007. The lender has the option to either receive all principal and interest due on the loan within ten days of the maturity date or to receive shares of the Company’s common stock equal to the numerical dollars of principal and interest outstanding on the maturity date of the loan. Within thirty days of funding of the loan, the lender is to also receive additional shares of the Company’s common stock equal to twice the numerical dollars of the principal of the loan. In the event the note is unpaid within ten days of its maturity date, we will incur a late charge equal to 10% of the note amount. As of July 18, 2007, the Company has issued 20,000 shares of common stock to the lender.

In April 2007, we borrowed $100,000 from an individual lender and issued a promissory note that provided for interest at a rate of 20% per annum with a maturity date of October 2007. The lender has the option to either receive all principal and interest due on the loan within ten days of the maturity date or to receive shares of the Company’s common stock equal to the numerical dollars of principal and interest outstanding on the maturity date of the loan. Within thirty days of funding of the loan, the lender is to also receive additional shares of the Company’s common stock equal to twice the numerical dollars of the principal of the loan. In the event the note is unpaid within ten days of its maturity date, we will incur a late charge equal to 10% of the note amount.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2007, the Company's Board of Directors approved the 2007 Stock Option Plan of Indigo-Energy, Inc. (the "Plan"). The Plan reserves 40,000,000 shares of common stock for issuance pursuant to stock options that are either “incentive stock options” (“ISOs”) intended to satisfy the requirements under Section 422 of the Internal Revenue Code of 1986, as amended, and the regulations thereunder, or “non-qualified stock options” (“NQSOs”), (collectively the “Options”). Employees of the Company, or any of the Company’s subsidiaries, at the option grant date are eligible to receive NQSOs or ISOs. Consultants, or non-employee directors of the Company or any of the Company's subsidiaries, are eligible to receive ISOs. The Plan is administered by the Board of Directors of the Company (the "Board"). In order to comply with certain rules and regulations of the Securities and Exchange Commission or the Internal Revenue Code, the Board can delegate authority to appropriate committees of the Board made up of “non-employee directors”, as defined under Rule 16b-3 of the Securities and Exchange Act of 1934, and “outside directors” as defined by Section 162(m) of the Code. The Board has full and final authority to: grant Options; determine the fair market value of the shares subject to Options; determine the exercise price of the Options granted; select the persons to whom awards may be granted; determine the time or times at which Options shall be granted; interpret the Plan; prescribe, amend and rescind rules and regulations relating to the Plan; to modify or amend Options or defer the exercise date of the Options, with the consent of the optionee; and to make all other determinations deemed necessary for the administration of the Plan.

Under the Plan, each option granted will be evidenced in a form satisfactory to the Plan administrator, executed by the Company and the option grantee. Options issued under the Plan have a term of no more than 10 years, an exercise price equal to at least 100% of the fair market value of the Company's common stock on the date of grant, are exercisable immediately as of the effective date of the stock option agreement granting the option or in accordance with a schedule as may be set up by the Plan administrator (each such date on such schedule, the “Vesting Base Date”), and unless otherwise determined by the Board, may not be transferred except by will, the laws of descent and distribution, or pursuant to a domestic relations order. Option grants to any person owning more than 10% of the total combined voting power of all of the Company’s classes of stock, either directly or through attribution as defined by the Code, or any affiliate as defined by the rules and regulations of the SEC (“Affiliate”), may not carry an exercise price of less than 110% of the fair market value of the Company’s common stock at the date of grant. The exercise period of ISOs granted may not exceed five years after the date of grant. Upon termination of employment, all options immediately vest unless stipulated otherwise by the Plan administrator at the time of issuance.

The 2007 Stock Option Plan is still subject to the approval of Indigo’s shareholders.

On May 8, 2007, we borrowed $75,000 from an individual lender and issued a promissory note that provided for interest at a rate of 20% per annum with a maturity date of November 8, 2007. The lender has the option to either receive all principal and interest due on the loan within ten days of the maturity date or to receive shares of the Company’s common stock equal to the numerical dollars of principal and interest outstanding on the maturity date of the loan. Within thirty days of funding of the loan, the lender is to also receive additional shares of the Company’s common stock equal to twice the numerical dollars of the principal of the loan. In the event the note is unpaid within ten days of its maturity date, we will incur a late charge equal to 10% of the note amount. As of July 18, 2007, we have issued 150,000 shares of common stock to the lender in accordance with the terms of the note.

On May 9, 2007, we borrowed $50,000 from an individual lender and issued a promissory note that provided for interest at a rate of 20% per annum with a maturity date of November 9, 2007. The lender has the option to either receive all principal and interest due on the loan within ten days of the maturity date or to receive shares of the Company’s common stock equal to the numerical dollars of principal and interest outstanding on the maturity date of the loan. Within thirty days of funding of the loan, the lender is also to receive additional shares of the Company’s common stock equal to twice the numerical dollars of the principal of the loan. In the event the note is unpaid within ten days of its maturity date, we will incur a late charge equal to 10% of the note amount. As of July 18, 2007, we have issued 100,000 shares of common stock to the lender in accordance with the terms of the note.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 22, 2007, we borrowed $25,000 from an individual lender and issued a promissory note that provided for interest at a rate of 20% per annum with a maturity date of November 23, 2007. The lender has the option to either receive all principal and interest due on the loan within ten days of the maturity date or to receive shares of the Company’s common stock equal to the numerical dollars of principal and interest outstanding on the maturity date of the loan. Within thirty days of funding of the loan, the lender is also to receive additional shares of the Company’s common stock equal to twice the numerical dollars of the principal of the loan. In the event the note is unpaid within ten days of its maturity date, we will incur a late charge equal to 10% of the note amount.

On June 11, 2007, the Company entered into a consulting agreement with G5 Capital Partners LLC (“G5”), whereby G5 will provide consulting services and support for the Company’s strategic planning of short-term financing. In return, G5 will receive $37,500 upon completion of the Company’s first interim short term fund raising round of $1,500,000 or greater; and $37,500 for a second short term fund raising round of $3,000,000 or greater. The G5 Consulting Agreement has a term of three months commencing June 11, 2007. Neither party can terminate the agreement due to the short term of the engagement.

On June 19, 2007, we borrowed $25,000 from an individual lender and issued a promissory note that provided for interest at a rate of 20% per annum with a maturity date of December 21, 2007. Within thirty days of funding of the loan, the lender is also to receive additional shares of the Company’s common stock equal to twice the numerical dollars of the principal of the loan. In the event the note is unpaid within ten days of its maturity date, we will incur a late charge equal to 10% of the note amount.

On June 26, 2007, we borrowed $50,000 from an individual lender and issued a promissory note that provided for interest at a rate of 20% per annum with a maturity date of December 27, 2007. Within thirty days of funding of the loan, the lender is also to receive additional shares of the Company’s common stock equal to twice the numerical dollars of the principal of the loan. In the event the note is unpaid within ten days of its maturity date, we will incur a late charge equal to 10% of the note amount.

On June 27, 2007, we borrowed $25,000 from an individual lender and issued a promissory note that provided for interest at a rate of 20% per annum with a maturity date of February 2008. The note and accrued interest thereon will be converted into shares of the Company’s stock at a conversion price equal to 70% of the average ten-day closing price of the stock immediately prior to the maturity date of the note. Within thirty days of funding of the loan, the lender is also to receive 25,000 shares of the Company’s common stock.

On June 28, 2007, the Company entered into two Restricted Equity Purchase Agreements with Mercatus & Partners Limited, a United Kingdom Private Limited Company (“Mercatus”) (“Mercatus Agreements”). Under the terms of each of the Mercatus Agreements, Mercatus agreed to purchase 8,720,000 shares of the Company’s common stock (“Mercatus Shares”) at a purchase price based upon 40% of the average of the last sale price of the Company’s common stock reported by the OTCBB Over-the-Counter (OTC) quoting service, for the ten business days immediately preceding the closing of the purchase transaction (“Closing”). The two Mercatus Agreements provide that the Mercatus Shares must be purchased within 45 days and 135 days of the date of each of the respective agreements. The Mercatus Agreements restrict the trading of shares of the Company’s common stock by Affiliates, as defined by the Securities Act of 1933, as Amended (the “Securities Act”) such that Affiliates are prohibited from trading their shares within 30 days of the Closing, and also prohibited from selling their shares 15 months subsequent to the date of Closing or 3 months subsequent to the registration of the Mercatus Shares. The Mercatus Shares carry certain registration rights, and the Company is required to fund the registration costs of the Mercatus Shares up to a maximum of $15,000 under each agreement. The Mercatus Shares are being held in escrow until each of the closings.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 29, 2007, we borrowed $25,000 from an individual lender and issued a promissory note that provided for interest at a rate of 20% per annum with a maturity date of December 30, 2007. Within thirty days of funding of the loan, the lender is also to receive additional shares of the Company’s common stock equal to twice the numerical dollars of the principal of the loan. In the event the note is unpaid within ten days of its maturity date, we will incur a late charge equal to 10% of the note amount.

On July 9, 2007, we borrowed $100,000 from an individual lender and issued a promissory note that provided for interest at a rate of 20% per annum with a maturity date of January 9, 2008. The lender has the option to either receive all principal and interest due on the loan within ten days of the maturity date or to receive shares of the Company’s common stock equal to the numerical dollars of principal and interest outstanding on the maturity date of the loan. Within thirty days of funding of the loan, the lender is also to receive additional shares of the Company’s common stock equal to twice the numerical dollars of the principal of the loan. In the event the note is unpaid within ten days of its maturity date, we will incur a late charge equal to 10% of the note amount.

On July 10, 2007, we borrowed $25,000 from an individual lender and issued a promissory note that provided for interest at a rate of 10% per annum with a maturity date of October 12, 2007. Within thirty days of funding of the loan, the lender is also to receive additional shares of the Company’s common stock equal to twice the numerical dollars of the principal of the loan. In the event the note is unpaid within ten days of its maturity date, we will incur a late charge equal to 10% of the note amount.

On July 10, 2007, we borrowed $125,000 from an individual lender and issued a promissory note that provided for interest at a rate of 12% per annum with a maturity date of October 12, 2007. Within thirty days of funding of the loan, the lender is also to receive additional shares of the Company’s common stock equal to three times the numerical dollars of the principal of the loan. In the event the note is unpaid within ten days of its maturity date, we will incur a late charge equal to 10% of the note amount.

In June 2007, 1,962,200 shares of our Series A Super Preferred Stock were converted into 4,505,938 shares of our common stock. In connection with such conversion, in June 2007, the Company inadvertently issued the investors an aggregate of 581,738 shares in excess of what they should have been entitled to receive as a result of the conversion. Because the amount of excess shares that any one shareholder received was not material and because those individuals provided valuable financing to the Company, the Company has made a determination that they will not seek the return of the excess shares.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest expense and income taxes for 2006 and 2005 were as follows:

	2006	2005

Interest	$15,000	$-
Income taxes	$-	$-

Non-Cash Investing and Financing Transactions:

As of December 31, 2006, the Company has acquired oil and gas properties in the total amount of $6,985,811, of which $1,604,226 was unpaid and accrued for at December 31, 2006.

The Company recorded asset retirement obligations in the aggregate amount of $150,000 and increased unproved oil and gas properties for $150,000 in 2006.

In February 2006, the Company recorded a discount of $175,000 on the converted loan of $175,000 related to the value of consideration provided to the lender, which consisted of 175,000 shares of its common stock and a 12.5% net revenue interest in one of its wells. In December 2006, the lender converted the loan into 700,000 shares of our common stock.

In November 2006, the Company recorded a discount of $190,088 on a note payable related to the value of consideration provided to the lender, which consisted of certain net revenue interest in one of its wells.

In 2006, the Company issued 7,100,000 shares of common stock to satisfy its liability of $1,775,000 for services performed in 2005, which was accrued for at December 31, 2005.

The Company recorded discounts of $2,662,100 on the notes in the aggregate amount of $2,662,100 ($2,262,100 converted and $400,000 outstanding as of December 31, 2006), related to the beneficial conversion feature of the notes and the value of the detachable Super Preferred Stock. The Company also recorded $435,851 for the value of the beneficial conversion feature of the Super Preferred Stock, which was amortized as a preferred dividend in 2006. As of December 31, 2006, the noteholders have converted $2,262,100 of these notes into 2,714,250 shares of our common stock.

As of December 31, 2006, the Company recorded capitalized interest of $226,316, related to interest incurred on the portion of the $2,662,100 notes, which were financed to fund the Company’s oil and gas exploration activities.

During 2006, certain lenders loaned the Company $1,200,000 and received convertible promissory notes, which were converted into four Units of Indigo LP in July 2006.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED)

Costs Incurred in Oil and Gas Property Exploration activities for the Years Ended December 31:

	2006	2005

Exploration costs	$6,136,800	$162,280
Total	$6,136,800	$162,280

Capitalized Costs Relating to Oil and Gas Producing Activities:

	December 31,
	2006	2005

Unproved oil and gas properties	$6,136,800	$-
Total capitalized costs	$6,136,800	$-