Form 10QSB
period 2007-03-31
Indigo-Energy, Inc.
filed 2007-08-06
CIK 356870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 2, 2007 the Company had 160,169,599 shares of Common Stock issued and outstanding.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements
	Condensed Balance Sheets — (Unaudited)	2
	Condensed Statements of Operations — (Unaudited)	3
	Condensed Statements of Cash Flows — (Unaudited)	4
	Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis or Plan of Operation	34
Item 3.	Controls and Procedures	37

	PART II
	OTHER INFORMATION

Item 1	Legal Proceedings	38
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 6.	Exhibits	39
Signatures

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$-	$66,663
Accounts receivable	41,503	-
Due from related party	4,000	4,000
Prepaid expenses	404,898	423,290
Prepaid expenses - related party	-	30,000

Total current assets	450,401	523,953

Unproved oil and gas properties	9,172,974	6,136,800
Net deferred loan costs	32,500	35,833

	$9,655,875	$6,696,586
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$3,141,259	$2,968,527
Accounts payable and accrued expenses - related party	9,852	7,503
Notes payable, net of discount	379,177	330,622
Liabilities to be settled in common stock	24,973	493,730
Due to related parties	383,441	377,526

Total current liabilities	3,938,702	4,177,908

Convertible notes, net	68,606	35,295

Total liabilities	4,007,308	4,213,203

Commitments and contingencies

Minority Interest	3,883,583	3,979,995

Stockholders’ equity (deficit)
Series A convertible super preferred stock; $.001 par value; 25,000,000 authorized; 2,662,100 and 2,662,100 issuable at March 31, 2007 and
December 31, 2006, respectively; Liquidation preference: see Note 8	2,662	2,662
Series B convertible preferred stock; $.001 par value; 75,000,000 authorized; 9,500,000 and 0 issuable at March 31, 2007 and December 31,
2006, respectively; 7,500,000 unvested as of March 31, 2007;
Liquidation preference: see Note 8	9,500	-
Common stock; $.001 par value; 600,000,000 shares authorized;
133,118,661 and 118,627,377 shares issued and outstanding at March 31,
2007 and December 31, 2006, respectively; 300,000 and 0 shares issuable
at March 31, 2007 and December 31, 2006, respectively	133,419	118,627
Additional paid-in capital	47,872,265	26,108,369
Deficit accumulated in the exploration stage since Quasi- reorganization
December 31, 2002	(46,252,862)	(27,726,270)

Total stockholders’ equity (deficit)	1,764,984	(1,496,612)

	$9,655,875	$6,696,586

See notes to these condensed consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Condensed Consolidated Statements of Operations
(Unaudited)

			Since Quasi-
			Reorganization
			(1/1/03) to
	Three Months Ended March 31,		March 31,
	2007	2006	2007
Revenues	$41,503	$-	$41,503

Operating expenses
Impairment of oil and gas properties	-	-	530,004
Operating expenses	43,430	-	134,695
General and administrative - related party	7,702,250	5,676,000	15,959,123
General and administrative	5,697,558	10,058,717	18,989,919

Total operating expenses	13,443,238	15,734,717	(35,613,741)

Loss from operations	(13,401,735)	(15,734,717)	(35,572,238)

Other expenses
Interest expense, net	4,909,834	177,390	7,615,738
Settlement expense - related party	-	-	900,000

Total other expense	4,909,834	177,390	8,515,738

Net loss before minority interest	(18,311,569)	(15,912,107)	(44,087,976)

Minority interest	6,750	-	63,985

Net loss	(18,304,819)	(15,912,107)	(44,023,991)

Preferred dividend on Series A convertible super preferred	(221,772)	-	(657,623)

Net loss attributable to common shareholders	$(18,526,591)	$(15,912,107)	$(44,681,614)

Basic and diluted loss per common share	$(0.15)	$(0.14)	$(0.32)

Basic and diluted weighted average common shares
outstanding	126,222,324	116,526,927	140,034,807

See notes to these condensed consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Since Quasi-
			Reorganization
	Three Months Ended March 31,		(1/1/03) to
	2007	2006	March 31, 2007
Cash flows from operating activities
Net loss	$(18,304,819)	$(15,912,107)	$(44,023,991)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation for consulting services	5,300,400	9,989,250	15,158,400
Share-based compensation for consulting services - related party	7,600,000	5,580,000	14,650,000
Interest expense on forbearance agreements	4,555,258	-	4,555,258
Amortization of deferred loan costs	3,333	-	233,710
Amortization of discount on convertible debts	248,053	175,000	2,564,842
Impairment of unproved properties	-	-	367,724
Share-based settlement expense - related party	-	-	900,000
Minority interest	(6,750)	-	(63,986)
Changes in assets and liabilities
Advances to related party	-	(4,000)	(4,000)
Accounts receivable	(41,503)	-	(41,503)
Prepaid expenses	9,991	-	(65,899)
Prepaid expenses - related party	30,000	-	-
Accounts payable and accrued expenses	76,665	2,685	965,688
Accounts payable and accrued expenses - related party	2,349	-	9,852
Liabilities to be settled in common stock	-	-	1,518,730
Liabilities to be settled in common stock - related party	-	-	750,000
Due to related parties	5,915	-	23,441

Net cash used in operating activities	(521,108)	(169,172)	(2,501,734)

Cash flows from investing activities
Tangible and intangible drilling costs for unproved properties	(35,893)	(289,000)	(5,417,478)

Net cash used in investing activities	(35,893)	(289,000)	(5,417,478)

Cash flows from financing activities
Proceeds from issuance debt	580,000	175,000	3,867,100
Deferred loan costs	-	-	(266,210)
Refund of common stock subscription	-	(10,000)	-
Proceeds from issuance of common stock	-	379,975	1,336,225
Repurchase of common stock - related party	-	-	(20,000)
Payment to acquire treasury stock - related party	-	(50,000)	(790,000)
Capital contributions from minority interest holders	-	-	4,400,000
Syndication costs paid by limited partnership	-	-	(518,241)
Distributions to partners	(89,662)	-	(89,662)

Net cash provided by financing activities	490,338	494,975	7,919,212

Net (decrease) increase in cash and cash equivalents	(66,663)	36,803	-

Cash and cash equivalents, beginning of period	66,663	249,315	-

Cash and cash equivalents, end of period	$-	$286,118	$-

See notes to these condensed consolidated financial statements.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by Indigo-Energy, Inc. (the "Company", “Indigo”, or “we”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature except the recording of issuance of our common stock to the participating partners of Indigo-Energy Partners, LP in exchange for an additional 20% cash flow distribution and profit allocation, which resulted in an increase in our unproved oil and gas properties (see Indigo-Energy Partners, LP section in Note 4). Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 2006 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2007.

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

Revenue Recognition

Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if the collection of the revenue is probable. When the Company has an interest in a property with operators, it uses the sales method of accounting for its oil and gas revenues. Under this method of accounting, revenue is recorded based upon the Company's physical delivery of oil and gas to its customers, which can be different from its net working interest in field production. For the three months ended March 31, 2007, the Company has recorded revenue from oil and gas sales in the amount of $41,503, which was included in accounts receivable at March 31, 2007. The Company did not generate any revenue during 2006.

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2007 and 2006, the Company had potentially dilutive shares of 40,038,486 and 0, respectively.

NOTE 2 - DESCRIPTION OF BUSINESS

Indigo-Energy, Inc. is an independent energy company engaged primarily in the exploration of natural gas in the Appalachian Basin in Pennsylvania, West Virginia, and Kentucky.

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

As of March 31, 2007, the Company owed certain parties payment for drilling wells for the Company. As a result the Company has not been assigned working interests, provided production information, nor been paid for its share of any revenue that may have been generated by the wells.

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

The Company plans to raise funds from private offerings of equity and debt securities in order to fund its operations through March 31, 2008. The Company will need to raise additional funds in the event it locates additional prospects for acquisition, experiences cost overruns at its current prospects, or fails to generate projected revenues.

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - OIL AND GAS PROPERTIES

Indigo Oil and Gas Interests and Operations

As of March 31, 2007, the Company had recorded $1,161,821 of unproved oil and gas costs incurred in the drilling of the initial three wells of Indigo. During the first quarter of 2007, the Company assigned a total of 13.5% net revenue interest (“NRI”) in one of its three initial wells (“Indigo No. 2 Well”) to two lenders as part of the loan consideration, which resulted in a reduction of $52,186 in its oil and gas properties as of March 31, 2007 (see Promissory Notes section in Note 5). In November 2006, our three initial wells incurred damages from vandalism, which resulted in a delay in the commencement of production until March 2007. The Company subsequently repaired the damages in February 2007 and incurred a nominal amount of costs.

On July 24, 2006, the Company entered into a Joint Venture Agreement with Epicenter Oil & Gas, LLC, a Florida limited liability company (“Epicenter”) (Epicenter and the Company will be referred to collectively as the “Parties”), HUB Energy, LLC (“HUB”), and Golden Eagle Resources, Inc. (“Golden Eagle”), to lease approximately 16,000 gross oil and gas acres for the purpose of exploring and developing oil and natural gas from oil and gas horizons through the base of the Devonian geologic formation in Johnson County, Illinois (the “Joint Venture”). The Parties may jointly or severally acquire the leasehold acreage during the term of the Joint Venture and agree to establish an Area of Mutual Interest (“AMI”) encompassing Johnson County, Illinois (the “Contract Area”). The AMI would remain in effect for a period of three years unless sooner terminated or extended by mutual written consent of Epicenter and Indigo. Epicenter and Indigo would each own a 50% working interest in leases within the AMI. Under the Joint Venture, in consideration for a 50% interest in the assets of the Joint Venture, which were 100% of the oil and gas leasehold acres, Indigo paid $225,000 to Epicenter during 2006, which also served as consideration for expenses incurred by Epicenter, its third party vendors and others in researching title options and bidding for and purchasing leases in the Contract Area. Indigo also agreed to be responsible for 100% of all costs incurred in the leasehold acquisition phase of the Joint Venture for a period of three years from July 24, 2006.

The Joint Venture agreement with Epicenter was amended on January 6, 2007, which extended the due date for Indigo’s original obligation to pay the remaining unfunded leasehold acquisition costs incurred by Epicenter to March 31, 2007. Indigo was also required to issue Epicenter two shares of its common stock for each dollar then outstanding by January 23, 2007. The shares of common stock have piggyback registration rights. On January 19, 2007, the Company issued 647,410 shares of common stock to Epicenter in accordance with the amended agreement, which were valued at $647,410 based on the Company’s stock trading price of $1.00 per share at January 6, 2007. In April 2007, the Joint Venture agreement was amended again such that the due date of the Company’s obligation was extended to April 16, 2007.

On July 19, 2007, Epicenter elected to withdraw from the Joint Venture Agreement with the consent of all other parties to the Joint Venture Agreement, as it deemed the goal of the Joint Venture not fulfilled. As a result, Indigo was released of all obligations due to Epicenter, but also lost its right to receive a 50% working interest in the assets of the Joint Venture due to the expiration of leases caused by its delinquent payments in funding the lease acquisitions. Consequently, the Company recorded an impairment charge of $225,000 in 2006. Indigo and Epicenter also agreed that if Indigo has the necessary funding within the next six months to either acquire leases or conduct drilling operations in the New Albany Shale in southern Illinois, Indigo will be allowed to participate with Epicenter in such projects and provided a credit of $225,000 by Epicenter for such participation.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2007, unproved property costs included $226,316 of capitalized interest.

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

The remaining interests in the Partnership were owned by other partners who contributed a total of $4,400,000 pursuant to the private placement offering (the “Participating Partners”) to fund 100% of the intangible drilling portion of the Turnkey Well Costs. These partners are considered as minority interest holders on the Company’s consolidated financial statements under EIFT 04-5. The contribution included $1,200,000 that was contributed to the Partnership in July 2006 by three Participating Partners upon their conversion of the $1,200,000 promissory notes into the partnership interest. According to the private placement offering, each Participating Partner was offered one unit of ownership interest for $300,000 (“Units”). The percentage interest of each Participating Partner was to be determined by dividing each Participating Partner’s capital contribution by the sum of all Participating Partners’ capital contributions plus the managing general partner’s required capital contribution. At the sole discretion of Indigo, as the managing general partner, available cash is to be distributed among the partners in accordance with their respective percentage interests in the Partnership. Distributions in liquidation of the partnership are to be made in accordance with the capital accounts subject to the above distributions. All tangible drilling costs are to be allocated 100% to the managing general partner and all intangible drilling costs allocated 100% to the Participating Partners. Profits or losses are to be allocated among the partners in proportion to their respective percentage interests. As of March 31, 2007, the percentage interest of Indigo and the Participating Partners was 50% each. Each Participating Partner may initially elect to be either a general or limited partner and Indigo as the managing general partner has the right to convert all Participating Partners that have elected general partner status to limited partner. The Partnership Agreement provides that this conversion takes place as of the first of the year following the year in which the conversion is elected.

In connection with the private placement offering of the partnership interests in Indigo LP, as additional consideration for the Participating Partners’ capital contributions, each Participating Partner was to be issued warrants to purchase an indeterminate number of shares of the common stock of Indigo.

On December 15, 2006, the Partnership Agreement was amended through a letter agreement as a result of which Indigo and the Participating Partners agreed that effective January 1, 2007, the Participating Partners will (i) reduce their cash flow distribution and profit allocation to 50% in return for 2,640,000 shares of Indigo’s common stock and (ii) waive all their rights to receive warrants to purchase the Company’s common stock. The Company issued 2,680,000 shares of its common stock to the Participating Partners on January 23, 2007 which were valued at $2,948,000, based on the trading price of its common stock of $1.10 on December 15, 2006, the date of the agreement, which resulted in an increase of $2,948,000 in unproved oil and gas properties on the Company’s consolidated financial statements as of March 31, 2007. The extra 40,000 shares of common stock the Company inadvertently issued to the Participating Partners will not be returned to the Company. During the first quarter of 2007, Indigo LP made a cash distribution to certain partners of $89,662.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of a Strategic Partnership Agreement (“SPA”) with Fairhills Capital, LLC (“Fairhills”), Fairhills received a 10% of placement fee from Indigo on capital raised through its clients. As a result, in the third quarter of 2006, Indigo LP incurred placement fee of $440,000 to Fairhills for the raising of partnership interests in Indigo LP.

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

DOA1

Under DOA1, Operator1 agreed to drill, complete and operate five wells in the drilling area as defined by DOA1 for a term as long as any well covered is producing oil or gas. The turnkey price per well is $350,000. In exchange for the turnkey price, Operator1 will provide one well complete to the pipeline. Upon completion of each well and payment in full by the Developers, Operator1 will assign to the Developers their respective interest in the wells. As of March 31, 2007, Indigo LP has incurred drilling costs in the amount of $1,531,250 under DOA1 determined based on the well completion percentage of each well, of which $746,598 was unpaid and accrued for as of March 31, 2007.

Under the original DOA1, Indigo was required to contribute $1,071,875 to earn a 61.25% working interest in the wells while Indigo LP was required to contribute $459,375 to earn a 26.25% working interest. The DOA1 was amended in January 2007 such that Indigo LP became the sole developer and obligor under the agreement and will be assigned a 87.5% working interest in the wells upon payment of the total required capital contribution. The DOA1 was further amended such that of the outstanding balance due for the unpaid Turnkey Well Costs of $746,598 and any additional operating fees, $250,000 was due and payable on January 26, 2007, and the remaining balance was due March 31, 2007 (the “Extended Due Date”), subject to Indigo issuing to Operator1 1,493,196 shares of its common stock. The shares of the common stock have piggyback registration rights. On January 19, 2007, the Company issued 1,493,196 shares of common stock to Operator1, which were valued at $1,224,421 based on the Company’s stock trading price of $0.82 per share at January 19, 2007. On April 5, 2007, the DOA1 was amended again such that the Extended Due Date was extended to April 16, 2007. On July 18, 2007, Indigo LP was in default on the outstanding balance due to Operator1 in the amount of $696,598, but was assigned a partial working interest of 48% in the five wells by Operator1. The DOA1 also provides for an overriding royalty interest of 1/16 (6.25%) of all gross revenues from oil and gas produced from the wells drilled by Operator1. This overriding royalty interest is in addition to the customary 12.5% royalty interest due to the landowner. Commencing at the time that a drilled well begins to produce, the DOA1 also entitles Operator1 to an operating fee of $300 per month for each well operated. Either the Developer or Operator1 may propose to have the following additional activities conducted: (1) drill a new well on the existing drilling site or wells on any drilling area; (2) rework, recomplete, deepen the wells, or (3) plug back the wells such as a dry hole. The entire cost and risk of conducting these additional activities will be borne by the Developers who elected to participate in the additional operations as defined by DOA1.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOA2

Under DOA2, Operator2 agreed to drill, complete and operate five wells in the drilling area as defined by DOA2 for a term as long as any well covered is producing oil or gas. The turnkey price per well is (A) three wells at $290,970 and (B) two wells at $277,565. In exchange for the turnkey price, Operator2 will provide one well complete to the pipeline. Upon completion of each well and payment in full by the Developer, Operator2 will assign to the Developer its respective interest in the wells. As of March 31, 2007, Indigo LP has incurred drilling costs in the amount of $856,824 under DOA2 determined based on the well completion percentage of each well, of which $481,824 was unpaid and accrued for as of March 31, 2007.

Under the original DOA2, Indigo LP was required to contribute $1,071,030 to earn a working interest of 75% in the wells. The agreement was subsequently amended in December 2006 such that Indigo LP was to contribute $856,824 for a 60% working interest in the wells. Further, the amendment provides that the balance due for the unpaid turnkey drilling costs of $481,824 and any additional operating fees were due and payable on March 31, 2007 (the “Curing Period”). Since the balance due was not paid by the Curing Period, Operator2 had the right to require Indigo to issue to Operator2 two shares of its common stock for each dollar outstanding on or before the Curing Period. The shares of common stock have piggyback registration rights. On January 19, 2007, the Company issued 963,647 shares of common stock to Operator2 prior to the lapse of the Curing Period, anticipating that Indigo LP would not be able to pay off the outstanding balance by March 31, 2007. The shares were valued at $790,191 based on the Company’s stock trading price of $0.82 per share at January 19, 2007. On April 5, 2007, the DOA2 was amended again to extend the Curing Period to April 16, 2007. On July 18, 2007, Indigo LP was in default on the outstanding balance due to Operator2 in the amount of $381,824, but was assigned a partial working interest of 33% in the five wells by Operator2. The DOA2 also provides for an overriding royalty interest of 1/16 (6.25%) of all gross revenues from oil and gas produced from the wells drilled by Operator2. This overriding royalty interest is in addition to the customary 12.5% royalty interest due to the landowner. Commencing at the time that a drilled well begins to produce, the DOA2 also entitles Operator2 to an operating fee of $300 per month for each well operated. Either the Developer or Operator2 may propose to have the following additional activities conducted: (1) drill a new well on the existing drilling site or wells on any drilling area; (2) rework, recomplete, deepen the wells, or (3) plug back the wells such as a dry hole. The entire cost and risk of conducting these additional activities will be borne by the Developer who elected to participate in the additional operations as defined by DOA2.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DOA3

Under DOA3, Operator3 agreed to drill, complete and operate five wells in the drilling area as defined by DOA3 for a term as long as any well covered is producing oil or gas. The turnkey price per well is $258,000. In exchange for the turnkey price, Operator3 will provide one well complete to the pipeline. Upon completion of each well and payment in full by the Developer, Operator3 will assign to the Developer its respective interest in the wells. As of March 31, 2007, Indigo LP has incurred drilling costs in the amount of $541,800 under DOA3 determined based on the well completion percentage of each well, for which Indigo LP has paid Operator3 $860,000. The excess payment of $318,200 was recorded as a prepayment as of March 31, 2007.

Under the original DOA3, Indigo LP was required to contribute $967,500 to earn a working interest of 75% in the wells. The DOA3 was amended in December 2006, such that the balance due for the unpaid turnkey drilling costs and any additional operating fees were due and payable on March 31, 2007 (the “Curing Period”). Since the balance due was not paid by the Curing Period, Operator3 had the right to require Indigo to issue to Operator3 two shares of its common stock for each dollar outstanding on or before the Curing Period. The shares of common stock have piggyback registration rights. On January 2, 2007, Indigo LP and Operator3 entered into a Forbearance Agreement to extend the due date for the then outstanding balance of $107,500 due to Operator3 to March 31, 2007, in consideration for which Indigo agreed to issue 215,000 shares of its common stock to Operator3. On January 19, 2007, the Company issued 215,000 shares of common stock to Operator3, which were valued at $150,500 based on the Company’s stock trading price of $0.70 per share at January 2, 2007. On April 5, 2007, the DOA3 was amended again such that the Curing Period was extended to April 16, 2007. On July 18, 2007, Indigo LP was in default on the outstanding balance due to Operator3 in the amount of $72,500, but was assigned a partial working interest of 38% in the five wells by Operator3. The DOA3 also provides for an overriding royalty interest of 1/16 (6.25%) of all gross revenues from oil and gas produced from the wells drilled by Operator3. This overriding royalty interest is in addition to the customary 12.5% royalty interest due to the landowner. Commencing at the time that a drilled well begins to produce, the DOA3 also entitles Operator3 to an operating fee of $350 per month for each well operated. Either the Developer or Operator3 may propose to have the following additional activities conducted: (1) drill a new well on the existing drilling site or wells on any drilling area; (2) rework, recomplete, deepen the wells, or (3) plug back the wells such as a dry hole. The entire cost and risk of conducting these additional activities will be borne by the Developer who elected to participate in the additional operations as defined by DOA3.

DOA4

Under DOA4, Operator4 agreed to drill, complete and operate ten wells in the drilling area as defined by DOA4 for a term as long as any well covered is producing oil or gas. The turnkey price per well is (A) three wells at $290,970, (B) four wells at $332,985, and (C) three wells at $353,804. In exchange for the turnkey price, Operator4 will provide one well complete to the pipeline. Upon completion of each well and payment in full by the Developer, Operator4 will assign to the Developer its respective interest in the wells. As of March 31, 2007, Indigo LP has incurred drilling costs in the amount of $1,582,505 under DOA4 determined based on the well completion percentage of each well, of which $171,948 was unpaid and accrued for as of March 31, 2007.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the original DOA4, Indigo LP was required to contribute $2,449,694 to earn a working interest of 75% in the wells. The drilling and operating agreement was amended in December 2006, such that the balance due for the unpaid turnkey drilling price of $1,062,644 and any additional operating fees were due and payable on March 31, 2007 (the “Curing Period”). Since the payment was not made by the Curing Period, Operator4 required the Company to issue to Operator4 two shares of its common stock for each dollar outstanding on or before the Curing Period. The shares of common stock have piggyback registration rights. On January 19, 2007, the Company issued 2,125,288 shares of common stock prior to the lapse of the Curing Period, anticipating that Indigo LP would not be able to pay off the outstanding balance by March 31, 2007. The shares were valued at $1,742,736 based on the Company’s stock trading price of $.082 per share at January 19, 2007. On April 5, 2007, the DOA4 was amended again such that the Curing Period was extended to April 16, 2007. On July 18, 2007, Indigo LP was in default on the outstanding balance due to Operator4 in the amount of $1,037,644, but was assigned 75% working interest in six of the ten wells by Operator4. The DOA4 also provides for an overriding royalty interest of 1/16 (6.25%) of all gross revenues from oil and gas produced from the wells drilled by Operator4. This overriding royalty interest is in addition to the customary 12.5% royalty interest due to the landowner. Commencing at the time that a drilled well begins to produce, the DOA4 also entitles Operator4 to an operating fee of $300 per month for each well operated. Either the Developer or Operator4 may propose to have the following additional activities conducted: (1) drill a new well on the existing drilling site or wells on any drilling area; (2) rework, recomplete, deepen the wells, or (3) plug back the wells such as a dry hole. The entire cost and risk of conducting these additional activities will be borne by the Developer who elected to participate in the additional operations as defined by DOA4.

Under the four drilling and operating programs described above, seven wells were completed in 2006 and eight wells have been completed in 2007. The following table lists the period and quantity of the completed wells:

Wells Completed

Period	Quantity
August 2006	2
September 2006	3
October 2006	2
January 2007	7
February 2007	1

As of March 31, 2007, the Company owed the operators and other vendors payments for drilling wells for the Company. Since the Company has not paid these parties, they have not assigned working interests to the Company, provided production information, nor paid the Company for its share of any revenue that may have been generated by the wells as of March 31, 2007. As a result, the Company and its outside reserve engineer were unable to determine whether it had proved reserves due to the lack of information necessary for them to make the evaluation. Consequently, all of the Company’s oil and gas properties were determined unproved at March 31, 2007.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On December 28, 2006, Indigo entered into a letter agreement amending the HUB Advisory Service Agreement, which eliminated Indigo’s obligation to issue HUB options to purchase the total of 15 million shares upon HUB’s completion and delivery of a total of 250 wells as described above. Instead, under the amendment agreement, Indigo was required to issue options to HUB to purchase 7,000,000 shares of its common stock at terms to be determined by our Board of Directors. A second amendment to HUB Advisory Service Agreement was entered into in March 2007, whereby HUB was entitled to receive 12,500,000 shares of Indigo’s Series B convertible preferred stock (“Series B Convertible Preferred Stock” - see Note 8) in place of the options to purchase 7,000,000 shares of the Company’s common stock. The 12,500,000 shares of Series B Convertible Preferred Stock are automatically convertible into the Company’s common stock as follows: 5,000,000 preferred shares are convertible into 10,000,000 shares of Indigo’s common stock immediately, and 2,500,000 preferred shares each are convertible into 5,000,000 common shares in April of 2008, 2009 and 2010, respectively. The value of each share of Series B Convertible Preferred Stock is $.80 as determined by an independent valuation consultant, and the Company recognized $4,000,000 as compensation expense for the 5,000,000 shares of Series B Convertible Preferred Stock issuable to HUB as of March 31, 2007. The Company did not record any compensation expense for the remaining unvested 7,500,000 shares of Series B Convertible Preferred Stock held by HUB for the three months ended March 31, 2007. As of July 18, 2007, 5,000,000 shares of the Series B Convertible Preferred Stock have been converted into 10,000,000 shares of Indigo’s common stock, upon which HUB became a related party of us which owns more than 5% of our outstanding common stock upon conversion of the Series B Convertible Preferred Stock.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The HUB Agreements were entered into between Indigo and HUB before the formation of Indigo LP. After Indigo LP was formed in July 2006 and upon its execution of the four Drilling and Operating Agreements, Indigo LP also became subject to the terms of the Advisory Service Agreement on the twenty-five wells drilled under the four drilling programs. As a result, as of March 31, 2007, Indigo LP has incurred advisory services costs in the amount of $389,200 determined based on the well completion percentage of each well, for which Indigo LP has paid HUB $410,000. The excess payment of $20,800 was recorded as a prepaid expense as of March 31, 2007.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 22, 2006, Indigo and Indigo LP entered into a Forbearance Agreement with HUB to extend the due date for obligations due to HUB and its affiliate in the total amount of $123,039 consisting of $90,000 of drilling services fees and $33,039 for expense reimbursements, to March 31, 2007, in exchange for which Indigo agreed to issue 246,078 shares of its common stock to HUB. The shares were valued at $270,686, based on the trading price of Indigo’s common stock of $1.10 per share on the date of the Forbearance Agreement, which was recorded as interest expense and accrued for at December 31, 2006. On April 5, 2007, the Forbearance Agreement was amended such that the due date for the obligations was extended to April 16, 2007. As of July 18, 2007, Indigo and Indigo LP still owed a total of $123,039 to HUB and its affiliate.

NOTE 5 - NOTES PAYABLE

Convertible Notes

In return for $2,662,100 received in April 2006 and continuing through October 2006, we issued convertible notes, (“Convertible Notes”). The notes had maturity dates three years from the date of issuance and bore interest at 8% per annum. However, the interest was due and payable only if the trading price of our stock fell below $0.15625 in a given month, whereby we would then be responsible for paying interest on the outstanding balance of the notes for that month. As of March 31, 2007, no interest expense has been incurred by the Company on these convertible notes. The noteholders could convert their notes anytime prior to the maturity date at a rate equal to 60% of the average of the lowest three trading prices during the twenty trading days preceding the conversion date. However, the noteholders could not convert any portion of their notes that would result in the noteholders and their affiliates beneficially owning more than 4.99% of our issued and outstanding shares. The noteholders also agreed to limit all of their conversions to no more than the greater of $100,000 per month or the average daily dollar volume calculated during the ten business days prior to a conversion. The note conversion price was subject to adjustment for merger, consolidation, reorganization, etc. as defined by the Convertible Notes. Each noteholder was entitled to receive one share of our Series A convertible super preferred stock (“Super Preferred Stock”) for each dollar that was invested in the Convertible Notes. As a result, we had a total of 2,662,100 issuable shares of our Super Preferred Stock to the noteholders at March 31, 2007. Each share of the Super Preferred Stock is convertible into two shares of our common stock at the one-year anniversary of the date of issuance. As of March 31, 2007, the noteholders have converted $2,262,100 of principal into 2,714,250 shares of our common stock. The converted shares are subject to a one-year restriction from trading under Rule 144 of the Securities Act of 1933 and have piggyback registration rights. There are no penalty provisions related to the registration rights. In June 2007, 1,962,200 shares of the Super Preferred Stock were converted into 4,505,938 shares of our common stock. In connection with such conversin, the Company inadvertently issued the investors an aggregate of 581,738 shares in excess of what they should have been entitled to receive as a result of the conversion. Because the amount of excess shares that any one shareholder received was not material and because those indidviduals provided valuable financing to the Company, the Company has made a determination that they will not seek the return of the excess shares.

Under Emerging Issues Task Force (“EITF”) 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company has allocated the proceeds from issuance of the Convertible Notes and Super Preferred Stock based on the proportional fair value basis for each item. Consequently, the Convertible Notes were recorded with discounts of $887,358 based on the ascribed value of the 2,662,100 shares of the Super Preferred Stock, which was valued at $0.50 per share by an independent valuation consultant.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A beneficial conversion discount was recorded on the Convertible Notes since each of the Convertible Notes was convertible into shares of common stock at an effective conversion price lower than the prevailing common stock share price on the note issuance date. The beneficial conversion amount was limited to the portion of the cash proceeds allocated to the Convertible Notes of $1,774,742. As a result, the Convertible Notes were fully discounted.

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

The combined value of the discount and the related beneficial conversion feature on the Convertible Notes in the amount of $2,662,100 is being amortized over the term of the Convertible Notes of three years using the effective interest yield method. Under EITF 00-27, the amortization of the discount on the Convertible Notes and discount related to the beneficial conversion feature on the Convertible Notes was recorded as interest expense. Upon the conversion of the notes, the unamortized balance of the discounts was expensed immediately. The discount related to the beneficial conversion feature on the Super Preferred Stock of $887,358 was recorded as a preferred dividend over the one-year holding period prior to the earliest conversion date of the Super Preferred Stock into common stock. A preferred dividend of $221,772 and $0 related to the beneficial conversion feature was recorded for the three-month periods ended March 31, 2007 and 2006, respectively.

Under FASB 34, “Capitalization of Interest Costs”, and FAS Interpretation 33, “Applying FASB Statement No. 34 to Oil and Gas Producing Operations Accounted for by the Full Cost Method”, interest expense, including amortization of certain debt discounts, on expenditures for significant exploration activities is capitalized. Therefore, the Company capitalized a portion of the interest expense resulting from the amortization of the discount on the Convertible Notes based on the portion of the Convertible Notes identified as the funding source for the Company’s exploration activities. Consequently, the Company recorded capitalized interest of $226,316 on the Convertible Notes. Interest expense resulting from amortization of discounts related to the beneficial conversion features on the Convertible Notes was not capitalized.

Amortization of discount on the portion of the Convertible Notes not used to fund the Company’s exploration activities was expensed. As a result, the Company recorded interest expense of $33,311 and $0 for the three month periods ended March 31, 2007 and 2006, respectively.

In connection with the issuance of the Convertible Notes, the Company incurred a 10% placement fee of $266,210 to Fairhills Capital, a related party, which was recorded as deferred loan costs and is being amortized over three years. Upon conversion of the Convertible Notes, the unamortized balance of the related deferred loan costs was immediately expensed. For the three months ended March 31, 2007 and 2006, the Company has incurred $3,333 and 0, respectively, of amortization expense on the deferred loan costs, which was recorded as interest expense in the accompanying statements of operations.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Promissory Notes Converted into Units of Indigo LP

In July 2006, in return for $1,200,000 we issued to three noteholders convertible promissory notes. The notes matured on January 18, 2007 and bore interest at 6% per annum. The noteholders had the right to convert at any time before maturity of the notes, the outstanding note balance into 4 Units of Indigo LP upon the same terms and conditions as then contemplated by the private placement offering and the Partnership Agreement, provided that Indigo LP raised at least $1,000,000 of gross proceeds in the private placement offering to be utilized for the drilling activities of Indigo LP. In July 2006, the entire amount of $1,200,000 was converted into 4 Units of general partnership interests in Indigo LP. As of March 31, 2007, accrued interest on the promissory notes prior to the conversion amounted to $19,726. In connection with the issuance of these convertible promissory notes, the Company also incurred 10% of placement fee to Fairhills in the amount of $120,000 under a strategic partnership agreement further explained in Note 10.

Promissory Notes

Note 1

On November 27, 2006, the Company borrowed $450,000 from a private lender and issued a promissory note to the lender. The note had a maturity date of February 26, 2007, and bears interest at a fixed amount of $50,000. The lender was also provided a 100% net revenue interest (“NRI”) in Indigo No. 3 well (one of the three initial wells we drilled), of which 75% will revert back to the Company upon repayment of the note. Payments that are not made within 10 days of the maturity date are subject to a late charge of 10% of the principal plus interest on the note, which equals $50,000.

The Company valued the NRI assigned to the lender at $190,088 based on a single set of estimated cash flows from the production of Indigo No. 3 well for the estimated life of the well using a risk-adjusted discount rate. Consequently, the Company recorded a discount on the note in the amount of $190,088 and a reduction to the oil and gas properties in the same amount. The discount was fully amortized at February 26, 2007, the maturity date of the note. The amortization for the three months ended March 31, 2007 amounted to $119,378, and was recorded as interest expense. The Company also recorded an additional interest expense of $31,400 during the first quarter of 2007, which was accrued for at March 31, 2007.

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

The Company recorded a discount of $273,000 on the amended note, based on the stock trading price of $0.91 per share on March 20, 2007, the date of the amended note, for the 300,000 shares issuable to the lender at March 31, 2007. The discount is being amortized through September 2007. As of March 31, 2007, the Company recorded amortization expense of $18,302 on the amended note. In addition, the Company recorded an interest expense of $50,000 during the first quarter of 2007 for the late penalty on the original note, which was also accrued for at March 31, 2007.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2

On January 19, 2007, we borrowed $200,000 from an individual lender and issued a promissory note, which provided the lender with a 30% NRI in our Indigo No. 2 well from the date of the funding through January 23, 2008, the maturity date of the note. On the maturity date, as full satisfaction for the note, the lender will have the option of either receiving repayment of half of the borrowing of $100,000 and retaining a 15% NRI in our Indigo No. 2 well for the life of the well, or receiving repayment of the entire borrowing of $200,000. In addition, the lender was entitled to 200,000 shares of our common stock to be issued within thirty days of the date of funding. In the event the note is unpaid within ten days of its due date, we will incur a late charge equal to 10% of the note amount. In March 2007, we issued 200,000 shares of common stock to the lender.

The Company valued the common stock issued to the lender at $164,000, using its stock trading price of $0.82 per share at the date of the note agreement, which was recorded as a discount on the note. Amortization of the discount for the three months ended March 31, 2007 amounted to $32,319, which was recorded as interest expense. The option of receiving (i) the 15% NRI in Indigo No.2 Well and 50% of the note principal in cash or (ii) the entire amount of principal in cash at the maturity date (the “Option”) is considered to be a derivative instrument under Statement of Financial Accounting Standard No. 133 (“FAS 133”), “Accounting for Derivative Instruments and Hedging Activities”. The value assigned to the Option at the end of a reporting period is recorded as a discount on the note and the Company recognizes the liability to settle the Option in the future. The Option will be revalued at each subsequent reporting period and the difference in value will be recorded as a gain/loss on the Company’s Statements of Operations.

The Company valued the 15% NRI in Indigo No.2 Well based on the present value of the future cash flows from the well on the note date and compared the amount with the 50% of note principal that would be surrendered if the lender elects to exercise option (i). Since the value of the NRI was less than the cash consideration, no value was assigned the Option at January 19, 2007. The Company also determined there was no value of the Option at March 31, 2007.

Note 3

On January 25, 2007, we borrowed $80,000 from an individual lender and issued a promissory note, which provided the lender with a 12% NRI in Indigo No. 2 well from the date of the funding through January 25, 2008, the maturity date of the note. On the maturity date, as full satisfaction for the note, the lender will have the option of either retaining the 12% NRI in our Indigo No. 2 well for the life of the well; or receiving repayment of the entire borrowing of $80,000 and retaining a 6% NRI in our Indigo No. 2 well for the life of the well. In addition, the lender was entitled to 100,000 shares of our common stock to be issued within thirty days of the date of funding. In the event the note is unpaid within ten days of its due date, we will incur a late charge equal to 10% of the note amount. In March 2007, we issued 100,000 shares of common stock to the lender.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company valued the common stock issued to the lender at $67,000, using its stock trading price of $0.67 per share at the date of the note agreement, which was recorded as a discount on the note. The Company valued the 6% NRI in Indigo No. 2 Well to be retained by the lender irrespective of which option he will exercise at $21,046, based on the present value of the future cash flows from the well at the date of the note. This resulted in an additional discount of $21,046 on the note. As of March 31, 2007, amortization of the discounts amounted to $16,096, which was recorded as interest expense. The option of receiving (i) the 6% NRI in Indigo No.2 Well and the entire principal in cash or (ii) the 12% NRI in Indigo No. 2 Well (the “Option”) is considered to be a derivative instrument under FAS 133. The value assigned to the Option at the end of a reporting period is recorded as a discount on the note and the Company recognizes a liability to settle the Option in the future. The Option will be revalued at each subsequent reporting period and the difference in value will be recorded as a gain/loss on the Company’s Statements of Operations.

The Company compared the value of 6% NRI in Indigo No. 2 Well with the entire note principal that would be surrendered if the lender elects to exercise option (ii). Since the value of the NRI was less than the cash consideration, no value was assigned the Option at January 25, 2007. The Company also determined there was no value of the Option at March 31, 2007.

Note 4

On February 7, 2007, we borrowed $200,000 from an individual lender and issued a promissory note that provided the lender with a 30% NRI in our Indigo No. 2 well from the date of the funding through February 7, 2008, the maturity date of the note. On the maturity date, as full satisfaction for the note, the lender will have the option of either receiving repayment of half of the borrowing of $100,000 and retaining a 15% NRI in our Indigo No. 2 well for the life of the well; or receiving repayment of the entire borrowing of $200,000. In addition, the lender was entitled to 200,000 shares of our common stock to be issued within thirty days of the date of funding. In the event the note is unpaid within ten days of its due date, we will incur a late charge equal to 10% of the note amount. In March 2007, we issued 200,000 shares of common stock to the lender.

The Company valued the common stock issued to the lender at $100,000, using its stock trading price of $0.50 per share at the date of the note agreement, which was recorded as a discount on the note. Amortization of the discount for the three months ended March 31, 2007 amounted to $14,181, which was recorded as interest expense. The option of receiving (i) the 15% NRI in Indigo No.2 Well and 50% of the note principal in cash or (ii) the entire amount of principal in cash at the maturity date (the “Option”) is considered to be a derivative instrument under FAS 133. The value assigned to the Option at the end of a reporting period is recorded as a discount on the note and the Company recognizes a liability to settle the Option in the future. The Option will be revalued at each subsequent reporting period and the difference in value will be recorded as a gain/loss on the Company’s Statements of Operations.

The Company valued the 15% NRI in Indigo No.2 Well based on the present value of the future cash flows from the well on the note date and compared the amount with the 50% of note principal that would be surrendered if the lender elects to exercise option (i). Since the value of the NRI was less than the cash consideration, no value was assigned the Option at February 7, 2007. The Company determined there was no value of the Option at March 31, 2007.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5

On February 15, 2007, we borrowed $100,000 from an individual lender and issued a promissory note that provided the lender with a 15% NRI in our Indigo No. 2 well from the date of the funding through February 16, 2008, the maturity date of the note. On the maturity date, as full satisfaction for the note, the lender will have the option of either retaining the 15% NRI in our Indigo No. 2 well for the life of the well; or receiving repayment of the entire borrowing of $100,000 and retaining a 7.5% NRI in our Indigo No. 2 well for the life of the well. In addition, the lender was entitled to 120,000 shares of our common stock to be issued within thirty days of the date of funding. In the event the note is unpaid within ten days of its due date, we will incur a late charge equal to 10% of the note amount. In March 2007, we issued 120,000 shares of common stock to the lender.

The Company valued the common stock issued to the lender at $90,000, using its stock trading price of $0.75 per share at the date of the note agreement, which was recorded as a discount on the note. The Company valued the 7.5% NRI in Indigo No. 2 Well to be retained by the lender irrespective of which option he will exercise at $31,140, based on the present value of the future cash flows from the well at the date of the note. This resulted in an additional discount of $31,140 on the note. As of March 31, 2007, amortization of the discounts amounted to $14,466, which was recorded as interest expense. The option of receiving (i) the 7.5% NRI in Indigo No.2 Well and the entire principal in cash or (ii) the 15% NRI in Indigo No. 2 Well (the “Option”) is considered to be a derivative instrument under FAS 133. The value assigned to the Option at the end of a reporting period is recorded as a discount on the note and the Company recognizes a liability to settle the Option in the future. The Option will be revalued at each subsequent reporting period and the difference in value will be recorded as a gain/loss on the Company’s Statements of Operations.

The Company compared the value of 7.5% NRI in Indigo No. 2 Well with the entire note principal that would be surrendered if the lender elects to exercise option (ii). Since the value of the NRI was less than the cash consideration, no value was assigned the Option at February 12, 2007. The Company also determined there was no value of the Option at March 31, 2007.

Summary

The following summarizes the Company’s notes and loan payable as of March 31:

	2007	2006
Convertible notes	$400,000	$—
Promissory note	1,030,000	—
	1,430,000	—
Less unamortized discount	(982,217)	—
	447,783	—
Less long-term portion	68,606	—
Current	$379,177	$—

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Maturities of long-term debt payable are as follows:

Period ending March 31,
2008	$—
2009
2010	400,000
2011
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

On March 23, 2007, the payment terms of the contract with Leo Moore were amended again such that payments of $50,000 will be made each month from April through July 2007; $70,000 will be paid in August 2007, and $20,000 will be paid in September 2007. The September payment represents additional interest of $20,000 on the outstanding balance. As of March 31, 2007, the balance due to Leo Moore was $269,413 including accrued interest of $19,413. The obligation remained unpaid as of July 18, 2007.

On July 11, 2006, we entered into a Mutual Release and Settlement Agreement (“Moore Settlement Agreement”) with Jerry Moore, certain of his family members and affiliates (“Moore Family”). Moore Family had received 49,100,000 of our shares of common stock and became the majority shareholder of us on December 15, 2005 during the recapitalization of the Company in 2005. Under the Moore Settlement Agreement, Moore Family agreed to surrender to us 28,485,000 shares of our common stock, in exchange for which we agreed to pay Moore Family a total of $150,000 in installment payments, commencing September 1, 2006. According to the settlement agreement, our obligation to pay $150,000 was secured by a security interest in 3,485,000 shares of our common stock, which were to be retained by an escrow agent and could be liquidated if we failed to make the payment. In October 2006, Moore Family surrendered all 28,485,000 shares of our common stock and relinquished its rights to place 3,485,000 shares in an escrow account. As of March 31, 2007, we have paid $50,000 to Moore Family. On March 23, 2007, we entered into a Modification Agreement with Moore Family to extend the payment terms on the remaining balance as follows: $25,000 to be paid on April 12, 2007; $50,000 on May 10, 2007, and $25,000 on June 1, 2007. In addition, we are required to pay an additional $20,000 on July 1, 2007 as interest on the outstanding balance. As of March 31, 2007, we owed Moore Family $114,028 including accrued interest of $14,028. This obligation remained unpaid as of July 18, 2007.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LIABILITIES TO BE SETTLED IN COMMON STOCK

On February 15, 2007, we agreed to issue 375,000 shares of our common stock to a consultant that were related to a letter agreement dated December 19, 2005 that were previously valued and accounted for in the second quarter of 2006. The shares were valued at $0.45 per share using the per share value for certain number of shares of common stock we issued to various consultants during the first quarter of 2006 in compensation for their services rendered in 2005. The shares were issued on March 2, 2007.

On December 22, 2006, we entered into a Forbearance Agreement with HUB (see HUB Advisory Agreements in Note 4) whereby we issued 246,078 shares of our common stock to HUB valued at $270,686 based on the trading price of our common stock of $1.10 per share at the date of the agreement. The value of the shares was accrued as liabilities to be settled in common stock at December 31, 2006. The shares were issued on January 19, 2007.

We have agreed to issue shares of common stock to Gersten Savage, LLP (“GS”) in exchange for certain legal services rendered in the amount of $39,911, which was accrued and recorded as liabilities to be issued in common stock at December 31, 2006. We issued 24,897 shares of our common stock to GS on March 2, 2007 as satisfaction of $14,938 of our obligation, leaving a remaining obligation of $24,973, which was included in liabilities to settled in common stock at March 31, 2007.

In March 2007, under the terms of a converted loan, we issued 28,768 shares of common stock to a lender as satisfaction of the interest obligation of $14,384 on the loan, which was accrued as liabilities to be settled in common stock at December 31, 2006.

NOTE 8 - STOCKHOLDERS’ EQUITY - NOT DISCLOSED ELSEWHERE

Preferred Stock

On April 10, 2006, our Board of Directors authorized the designation of 25,000,000 of our authorized but unissued shares of preferred stock as Series A Convertible Super Preferred Stock with par value of $0.001 per share. Each share of the Super Preferred Stock is convertible into two shares of our common stock after one year. The conversion price is subject to proportional adjustment for stock splits, combinations, recapitalizations and stock dividends. Holders of the Super Preferred Stock are not entitled to receive dividends paid on common stock. In the event of liquidation, dissolution or winding up of the Company, the holders of the Super Preferred Stock shall be entitled to receive, before any distribution to holders of our common stock, eight times the sum available for distribution to common stockholders. Holders of our Super Preferred Stock have voting rights five times of those of our common stockholders. As of March 31, 2007, we had 2,662,100 shares of issuable Super Preferred Stock related to our issuance of convertible notes in the amount of $2,662,100 (see Note 5).

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During the first quarter of 2007, our Board of Directors authorized the issuance of an aggregate of 17,000,000 shares of the Series B Convertible Preferred stock to various parties, consisting of 12,500,000 to HUB (see HUB Advisory Agreement section in Note 4), 2,500,000 to Dave Larson (see Note 10), and 2,000,000 to Impact (see Note 10). As of March 31, 2007, 9,500,000 shares of the Series B Convertible Preferred Stock were issuable and 7,500,000 shares granted to HUB remained unvested.

Common Stock

On February 12, 2007, we entered into a consulting agreement with Epicenter, whereby Epicenter agreed to provide consulting and various other services to us. The term of the consulting agreement was two months commencing January 31, 2007. Epicenter was to be compensated with a payment of $36,000 due April 1, 2007 and the issuance of 72,000 shares of our common stock. In February 2007, we issued 72,000 shares of common stock to Epicenter, which were valued at $0.70 per share for $50,400 based on our stock trading price on February 12, 2007. We failed to pay Epicenter the $36,000 on April 1, 2007 but were released from this obligation in July 2007 pursuant to the settlement agreement we entered into with Epicenter (see Indigo Oil and Gas Interests and Operations section in Note 4).

NOTE 9 - COMMITMENTS AND CONTINGENCIES - NOT DISCLOSED ELSEWHERE

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Other

In September 2005, we entered into a Service and Drill Contract with Falcon Holdings, LLC (“Falcon”) (“Falcon Contract”), whereby Falcon agreed to perform permitting, drilling and finishing of oil and gas wells on land located in Pennsylvania and West Virginia, in which we own oil and gas interests. Under the Falcon Contract, Falcon was required to drill one well per week beginning in November 2005 for a period of time necessary for Falcon to drill 50 wells on our property. Falcon was responsible for providing completed wells to us at a cost of $60,000 per well. Falcon also received 4,500,000 shares of our common stock for its services on March 3, 2006. Effective May 10, 2006, we terminated the Falcon Contract due to an alleged misappropriation of funds that we paid to Falcon as well as Falcon’s misrepresentations on certain material business matters. In July 2007, we entered into a Release and Settlement Agreement with Falcon, whereby Falcon agreed to return 2,275,000 shares of our common stock. Falcon also agreed to accept $8,298 for the mutual release of all obligations related to Flacon Contract to be payable in two installments by us. Since we had not issued our December 31, 2006 financial statements as of the date of the settlement agreement with Falcon, we only deemed 2,225,000 shares validly issued to Falcon as of December 31, 2006 in compensation for its consulting services, which were valued at $0.45 per share for a total of $1,001,250, based on the stock trading price on February 23, 2006, the date when the shares were authorized to be issued.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In February 2006, we agreed to compensate certain landowners for right-of-way passages to accommodate our drilling requirements for our three initial wells. As a result, we incurred expenses of $46,540 to the landowners during 2006. In addition, we are obligated to provide natural gas to one landowner’s residence at no charge and pay the landowner $5,000 on December 20 of each year for the life of the well. We paid the landowner $5,000 in February 2007 for the 2006 obligation.

On October 18, 2006, we engaged Point Capital Partners, LLC (“Point Capital”) to provide due diligence and financial advisory services for us. The agreement was on a month-to-month basis for a period of three months. Under the engagement agreement, we were required to pay Point Capital an initial fee of $10,000, additional fee of $10,000 thirty days after the engagement date and another $10,000 sixty days after the engagement date. In May 2007, pursuant to an Unconditional General Release agreement we entered into with Point Capital, our obligation due to Point Capital was reduced from $20,000 to $4,000.

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

In December 2006, the Company was cited for certain violations by the West Virginia Department of Environmental Protection (“DEP”) pertaining to the drilling area around their wells. The violations generally consist of: the Company’s failure to seed and mulch the ground in the well area; the failure to properly mark the wells with signage; and leaving certain piping on the ground. In February 2007, the Company engaged a contractor to cure these violations and obtain abatements from the DEP. The estimated remediation costs are $50,000, of which the Company paid $25,000 in February 2007. As of July 18, 2007, the contractor has not completely finished the remediation work and the Company has not paid the remaining $25,000 to the contractor. At the time when all remediation work is done, it is expected that the DEP will abate all violations. The DEP has allowed the Company to continue its drilling and production during this curative process. The estimated remediation costs in the amount of $25,000 were included in accounts payable and accrued expenses at March 31, 2007.

On February 26, 2007, we entered into a settlement agreement with Morgantown Excavators, Inc. (“MEI”) for the outstanding balance of $50,010 we owed to MEI for the environmental remediation services provided by MEI during the first and second quarter of 2006. Under the settlement agreement, we agreed to pay MEI $5,000 on or before the 15th day of each month for the period March through November 2007 and to make a final payment of $5,010 on or before December 15, 2007. The outstanding balance of $45,010 was included in accounts payable and accrued expenses as of March 31, 2007. In March and May 2007, we paid a total of $10,000 to MEI. As of July 18, 2007, we still owed MEI $40,010.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On March 23, 2007, the Company entered into an agreement with a consultant to provide investor relations services, which include assistance in corporate planning and business strategies, as well as to introduce the Company to potential investors. The consulting agreement was effective March 23, 2007 for one year and will be automatically renewable for another year. On April 26, 2007, the agreement was amended. The consultant will be compensated for introducing parties that invest in the company by receiving a) cash compensation of 3.5% of the gross amount raised from an introduced party with a minimum of $150,000; b) 5% of the shares of common stock granted to an introduced party by the Company, and c) warrants that will allow the consultant to acquire 400,000 shares of our common stock at $1.50 per share. The warrants are exercisable no later than three months after issuance, have an exercise period of 7 years, and have piggyback registration rights. The consultant is also entitled to compensation on any additional financing transactions arising from the introduction of the consultant for a period of five years following the original one-year terms of the consulting agreement.

NOTE 10 - RELATED PARTY TRANSACTIONS - NOT DISCLOSED ELSEWHERE

On May 26, 2006, we executed a consulting agreement with Stanley Teeple, Inc. (“STI”) to provide services related to accounting and SEC reporting for a one-time fee of $10,000 plus reimbursement of certain expenses. On June 15, 2006, we executed a new consulting agreement with STI to provide the aforementioned services for a compensation of $5,000 per week for six months and reimbursement of related costs. In July 2006, our Board of Directors appointed Stan Teeple to replace Alex Winfrey as our new Secretary and Treasurer and Board Director. On December 21, 2006, we entered into a third consulting agreement with STI pursuant to which we agreed to pay STI a weekly consulting fee of $5,000, and issue to STI options or cashless exercise warrants during the first quarter of 2007 to acquire a minimum of 5,000,000 shares of our common stock at terms to be determined by our Board of Directors. The agreement was effective on January 1, 2007 for a two-year period and would be automatically renewed for consecutive one-year periods unless terminated by either party. On March 8, 2007, the Company entered into a fourth consulting agreement with STI, which superceded but provided for the identical terms of cash compensation as STI’s agreement of December 21, 2006. In addition, STI is to be reimbursed for certain medical and dental insurance coverage, an auto allowance of $1,000 per month, and certain other fringe benefits. STI is also entitled to receive options or cashless warrants to acquire 20,000,000 shares of our common stock pursuant to our 2007 Stock Option Plan, which has been approved by our Board of Directors and is subject to our shareholders’ approval (see Note 11). During the three months ended March 31, 2007, we recorded consulting expense of $65,000 for services provided by STI. We also owed STI $6,174 for reimbursable expenses, which was accrued for March 31, 2007.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In February 2006, our Board of Directors appointed Dave Larson to replace Curtis Fleming as our new President and Board Director. On December 21, 2006, we entered into an employment agreement with Mr. Larson pursuant to which Mr. Larson would serve as our President for a two-year period commencing January 1, 2007. The agreement would automatically renew each year unless terminated for cause as defined in the agreement. As compensation, we agreed to pay Mr. Larson a salary of $17,250 per month. In addition, we agreed to issue to Mr. Larson options or cashless exercise warrants during the first quarter of 2007 to acquire a minimum of 18,000,000 shares of our common stock at terms to be determined by our Board of Directors. Under the terms of the agreement, Mr. Larson is prohibited from competing with us in the oil and gas business during his employment term, and for a one-year period subsequent to the termination of his employment with us. On March 8, 2007, the Company entered into a new employment agreement with Mr. Larson that superceded, but provided for the identical terms of, cash compensation and restrictive covenants as Mr. Larson’s agreement of December 21, 2006. In addition, Mr. Larson received 5,000,000 shares of our Series B Convertible Preferred Stock in April 2007, which were automatically converted into 10,000,000 shares of our common stock. Mr. Larson was also entitled to receive stock options or cashless warrants to acquire 30,000,000 shares of our common stock pursuant to our 2007 Stock Option Plan, which ahs been approved by our Board of Directors and is subject to our shareholders’ approval (see Note 11).

On July 11, 2007, we entered into a Release and Settlement Agreement with Mr. Larson, pursuant to which Mr. Larson agreed to return 5,000,000 shares of our common stock and resign as the President, CEO and Board Director of us as noticed by our Board of Directors, but no later than December 2007. Since we had not issued our first quarter of 2007 financial statements as of July 11, 2007, the date of the Release and Settlement Agrement, we only deemed 5,000,000 shares of common stock as issued to Mr. Larson. Those shares resulted from the conversion of 2,500,000 shares of our Series B Convertible Preferred Stock in April 2007. Consequently, we only deemed 2,500,000 shares of Series B Convertible Preferred Stock validly issuable to Mr. Larson as of March 31, 2007. Mr. Larson received a one-time settlement and separation fee of $100,000 to be paid by us in installments commencing July 25, 2007 through December 2007. In addition, for a period of one year, we will pay Mr. Larson a finder’s fee of 5% of the gross amount received by us in the form of a debenture, note, or similar instrument, from lenders as introduced solely by Mr. Larson. This settlement agreement terminated our employment agreement with Mr. Larson and mutually released all obligations under the employment agreement.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 1, 2006, we entered into a consulting agreement with Impact pursuant to which Impact agreed to provide services including business development, land and mineral sites development, strategic marketing plan, etc. commencing March 1, 2006 for one year. Impact is an entity controlled by Stephen White. Mr. White and his affiliated entities owned more than 5% of our common stock. Impact received $8,000 per month as a consulting fee and also received reimbursement for related costs. On June 30, 2006, we entered into a new consulting agreement with Impact, which superseded the original agreement (“Second Agreement”). Under the Second Agreement, Impact provided the identical services to Indigo, for a term commencing September 1, 2006 for one year, in consideration for which Impact received $10,000 per month and reimbursement of related costs. During the fourth quarter of 2006, we entered into another agreement with Impact under which Impact provided certain additional consulting services to us in November and December 2006, in exchange for a flat fee of $15,000 and reimbursement of related costs. On December 21, 2006, we entered into a new consulting agreement with Impact pursuant to which we agreed to pay Impact a monthly consulting fee of $10,000, and to issue Impact options, or cashless exercise warrants, during the first quarter of 2007 to acquire a minimum of 22,600,000 shares of our common stock at terms to be determined by our Board of Directors. This agreement superceded the Second Agreement, and was effective on January 1, 2007 for a two-year period, and would be automatically renewed for consecutive one-year periods unless terminated by either party. On March 9, 2007, we entered into a new consulting agreement with Impact, whereby effective January 1, 2007, we were required to pay Impact a monthly consulting fee of $10,000, which was increased to $17,250 per month commencing March 2007. During the first quarter of 2007, we incurred $37,250 of consulting expense with Impact. Impact also received 25,000,000 shares of our Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock was automatically convertible into two shares of our common stock at a rate of 25% annually, commencing on April 1, 2007 through April 1, 2010. In April 2007, 6,250,000 shares of the Series B Convertible Preferred Stock were converted into 12,500,000 shares of our common stock.

On April 3, 2007, we informed Impact that we would no longer pay Impact its monthly consulting fee and reimburse Impact for its expenses. Instead, we would pay Impact a fee equal to 5% of the funds raised for us directly attributable to the efforts of Impact. On July 11, 2007, we entered into a Release and Settlement Agreement with Impact which terminated our consulting agreement with Impact. As a result, Impact was required to surrender 8,500,000 shares of our common stock issued upon its conversion of our Series B Convertible Preferred Stock in April 2007. In addition, Impact was released of any future service obligation to us and required to surrender all our Series B Convertible Preferred Stock it held, which were originally convertible into 37,500,000 shares of our common stock over the next three years. Since we had not issued our first quarter of 2007 financial statements as of July 11, 2007, the date of the Release and Settlement Agreement, we only deemed 4,000,000 shares of common stock as issued to Impact, which were converted from 2,000,000 shares of our Series B Convertible Preferred Stock in April 2007. Consequently, we only deemed 2,000,000 shares of Series B Convertible Preferred Stock validly issuable to Impact as of March 31, 2007

Fairhills Transactions

On April 7, 2006, we entered into a Strategic Partnership Agreement (the “SPA”) with Fairhills. Ed Bronson, who is the managing director of Fairhills, served as our Board Director from June through October 2006. Pursuant to the SPA, Fairhills would: (1) provide legal services required and necessary for us to be compliant with the SEC reporting and regulatory requirements; (2) facilitate the introduction and engagement of market makers; (3) be responsible for funding requirements in support of oil and gas well drilling; (4) provide management services of our investor relation function; (5) facilitate raising funds through a debenture instrument for us and be responsible for all capital raising requirements based upon our business plan. In consideration for the services to be rendered by Fairhills, we agreed to compensate Fairhills by paying a placement fee of 10% of the aggregate amount of capital received by us from Fairhills’ clients, and issuing 25% of our capital stock to Fairhills. The term of the SPA was for a minimum period of three years, with Fairhills being the exclusive provider for services as set forth in the SPA. During 2006, as disclosed in Note 5, we paid a placement fee of $266,210 to Fairhills in connection with the issuance of the Convertible Notes, and $440,000 in connection with the private placement offering of the partnership interests in Indigo LP as disclosed in Note 4.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 10, 2006, our Board of Directors approved the issuance of 45,530,782 shares of our common stock, which equaled 25% of our 182,123,127 shares of common stock then issued and outstanding, to Fairhills for services rendered pursuant to the SPA. On April 11, 2006, our Board of Directors approved the issuance of 6,250,000 shares of our Series A Super Preferred Stock, which was equal to 25% of our 25,000,000 designated Series A Super Preferred shares, to Fairhills for services rendered pursuant to the SPA.

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

NOTE 11 - SUBSEQUENT EVENTS NOT DISCLOSED ELSEWHERE

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

On April 6, 2007, we borrowed $100,000 from an individual lender and issued a promissory note that provided for interest at a rate of 20% per annum with a maturity date of June 6, 2007. The lender has the option to either receive all principal and interest due on the loan within ten days of the maturity date or to receive shares of the Company’s common stock equal to the numerical dollars of principal and interest outstanding on the maturity date of the loan. The Company has issued 200,000 shares of common stock to the lender as additional consideration for the loan. As of July 18, 2007, the note is unpaid and we are incurring a late charge equal to 10% of the note amount.

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

General

We are an independent Nevada energy company, currently engaged in the exploration of natural gas. Our strategy is to profitably grow reserves and production, primarily through acquiring gas leasehold interests and participating in or actively conducting drilling operations in order to exploit those interests.  The Company was formed in 1993 and subsequently changed its name to Procare America, Inc. in 1999. In 2001 the Company ceased all operations and became a public shell company. On December 15, 2005, the Company issued 49,100,000 shares of common stock in exchange for 100% of the outstanding shares of Indigo Land & Development, Inc. (“ILD”), which was treated as a recapitalization of ILD. On January 12, 2006, the Company changed its name to Indigo-Energy, Inc.

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

As an exploratory stage company, we have incurred losses since our inception. We are delinquent on many of our obligations to our creditors, some of which have field liens on our properties. Also, current liabilities exceed our current assets. We have been borrowing money and assigning working interests as collateral or consider for these loans. We need to raise a significant amount of cash to fund current operations and current capital commitments. There are no assurances that we will receive funding to implement our business plan and our independent registered accountant indicated in its opinion on our 2006 annual financial statements that there was substantial doubt about our ability to continue as a going concern.

As of July 18, 2007, we continued to owe our operators and vendors payments for drilling our wells, however, as a result of our paying a portion of the amounts due, we have been assigned a portion of various percentage of working interest in those wells by the operators.

Results of Operations for the Quarters Ended March 31, 2007 and March 31, 2006

The operating loss from continuing operations for the three-month period ended March 31, 2007 amounted to $18,304,819 compared with an operating loss of $15,912,907 for the three month period ended March 31, 2006. The increase in operating loss is primarily attributable to an increase in interest expense that was partially offset by a decrease in general and administrative expenses.

Revenues

Revenues consist of fees generated from the operation of our various oil and gas wells.

We generated $41,503 of revenue during the three-month period ended March 31, 2007 as compared to $0 during the three-month period ended March 31, 2006. The $41,503 increase in revenues was due to gas production commencing on several of our wells during the first quarter of 2007.

Operating Expenses

Operating expenses increased to $43,430 for the three-month period ended March 31, 2007 as compared to $0 for the three-month period ended March 31, 2006. Operating expenses incurred during the first quarter of 2007 consisted of $24,991 of well insurance and $18,439 of well operating expenses.

General and Administrative Expenses

General and administrative expenses decreased to $13,999,808 for the three-month period ended March 31, 2007 as compared to $15,734,717 for the three-month period ended March 31, 2006. The decrease is primarily a result of a reduction in share-based consulting fees.

Interest Expense

Interest expense increased to $4,909,834 for the three-month period ended March 31, 2007 as compared to $177,390 for the three-month period ended March 31, 2006. The increase is a result of $4,555,258 of interest resulting from forbearance obligations, $246,142 of amortization of discounts as well as $25,124 of accrued interest on promissory notes, $50,000 of late fee penalty on promissory notes, and $33,311 of amortization of discounts on convertible notes, compared to $175,000 of amortization of discounts on a convertible loan at March 31, 2006.

Minority Interest

Minority interest of $6,750 for the three-month period ended March 31, 2007 represented the allocation of 50% of the net loss incurred by our subsidiary, Indigo LP, to the participating partners of Indigo LP. Indigo LP was formed in July 2006.

Liquidity and Capital Resources

The Company is in the exploration stage and has incurred losses since its inception and is delinquent on many of its obligations to its creditors, some of which have filed liens against certain of the Company's properties. Also, its current liabilities exceed its current assets. The Company has been borrowing money and assigning its working interests as collateral or consideration for these loans. The Company needs to raise a significant amount of cash to fund current operations and current capital commitments. There are no assurances the Company will receive funding necessary to implement its business plan. This raises substantial doubt about the ability of the Company to continue as a going concern.

The Company plans to raise funds from private offerings of equity and debt securities in order to fund its operations through March 2008. The Company will need to raise additional funds in the event it locates additional prospects for acquisition, experiences cost overruns at its current prospects, or fails to generate projected revenues.

The Company's ability to continue as a going concern is dependent upon the Company raising additional financing on terms desirable to the Company. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to the Company, management may be required to delay, scale back or eliminate its well development program or even be required to relinquish its interest in one or more properties or in the extreme situation, cease operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since our inception, we have funded our operations primarily through private sales of our common stock, convertible debt, and promissory notes. As of March 31, 2007 and December 31, 2006, we had a cash balance of $0 and $66,663, respectively.

Net cash used in operating activities was $521,108 for the three-month period ended March 31, 2007 as compared to net cash used in operating activities of $169,172 for the three-month period ended March 31, 2006. The $351,936 increase in cash used in operating activities was primarily due to our increased payments to fund general and administrative expenses during the first quarter of 2007.

Net cash used in investing activities was $35,893 for the three-month period ended March 31, 2007 as compared to net cash used in investing activities of $289,000 for the three-month period ended March 31, 2006. The $253,107 decrease in cash used in investing activities was primarily due to decreased expenditures on unproved oil and gas properties as a result of cash shortfalls.

Net cash provided by financing activities was $490,338 for the three-month period ended March 31, 2007 as compared to net cash provided by financing activities of $494,975 for the three-month period ended March 31, 2006. The amounts in both periods represent mostly net proceeds from sales of our debt and equity securities.

At March 31, 2007, we had a working capital deficit of $3,488,301 compared to a working capital deficit of $3,653,955 at December 31, 2006. The decrease in working capital deficit in the amount of $165,654 was due primarily to a decrease in our liabilities to be settled in common stock in the amount of $468,758 and an increase in accounts receivable in the amount of $41,503. This was offset by an increase in our accounts payable and accrued expenses in the amount of $172,733; an increase in our debt payable in the amount of $54,470; and a decrease in our prepaid expenses of $48,391.

We require a minimum of approximately $1,400,000 in order to fund the tangible drilling costs of Indigo LP, $800,000 to pay for our outstanding professional fees, $500,000 to pay for the drilling costs incurred in our three initial wells, $960,000 to pay our note payable obligation, a total of approximately $123,000 to pay for our obligations due to HUB, and additional funds to meet our capital needs for the anticipated drilling, development, and production activities on the Indigo Property as well as any other oil and gas properties we may acquire over the next twelve months. In addition, in the event we locate additional prospects for acquisition, experience cost overruns at our current prospects or fail to generate projected revenues, we will also need additional funds during the next twelve months. We currently do not have sufficient funds to fund our current operations, pay our debts and other liabilities, and operate at our current levels for the next twelve months. Accordingly, we need to raise additional funds through sales of our securities or otherwise, immediately.

If we are unable to obtain additional funds on terms favorable to us, if at all, we may be required to delay, scale back or eliminate some or all of our exploration and well development programs and may be required to relinquish our interest in one or more of our projects or in the extreme case, cease operations.

Balance Sheets

Comparison of the balance sheet as of March 31, 2007 and December 31, 2006

Unproved oil and gas properties increased from $6,136,800 at December 31, 2006 to $9,172,974 at March 31, 2007 primarily due to $2,948,000 being recorded as a result of our issuance of 2,680,000 shares of common stock to the participating partners of Indigo LP in exchange for a 20% cash flow distribution and profit allocation in Indigo LP. The increase also resulted from $96,067 of additional well completion costs and $30,000 of asset retirement obligations recorded during the first quarter of 2007, which was offset by $52,186 of reduction in oil and gas properties related to assignment of net revenue interest.

Deferred loan costs net of amortization decreased from $35,833 at December 31, 2006 to $32,500 at March 31, 2007 due to the amortization of loan costs.

Current and Long-Term Liabilities

Accounts payable and accrued expenses increased from $2,968,527 at December 31, 2006 to $3,141,259 at March 31, 2007 primarily due to additional accrued professional fees incurred for purposes of bringing our filings current with the SEC, environmental remediation costs, and consulting fees.

Notes payable net of discount increased from $330,622 at December 31, 2006 to $379,177 at March 31, 2007 primarily due to the issuance of $580,000 of promissory notes during the first quarter of 2007, which was offset by unamortized discounts of $531,444 on the notes.

Liabilities to be settled in common stock decreased from $493,730 at December 31, 2006 to $24,973 at March 31, 2007 primarily due to the issuance of 674,743 shares of common stock valued at $468,758 to settle the liabilities during the first quarter of 2007.

Net convertible notes increased from $35,295 at December 31, 2006 to $68,606 at March 31, 2007 due to the amortization of discounts on the convertible notes.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  As a result of communication from our auditors and whereby management identified several filings which needed to be restated and re-filed (which the Company did) based on communication from the Securities and Exchange Commission, we have identified the following material weaknesses of our internal controls:

•
The Company currently has insufficient resources and an insufficient level of monitoring and oversight, which may restrict the Company’s ability to gather, analyze and report information relative to the financial statements in a timely manner, including insufficient documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions. In addition, the limited size of the accounting department makes it impractical to achieve an optimum segregation of duties

•	Lack of formal policy for review and booking of stock issuances;

•	Lack of expertise in US generally accepted accounting principles;

•	Lack of expertise in US Securities and Exchange commissions rules and regulations;

•	Lack of formal process and timeline for closing the books and records at the end of each reporting period;

•
The Company currently has an insufficient level of monitoring and oversight controls for contract and agreements. This restricts the Company’s ability to gather, analyze and report information relative to the financial statements in a timely manner, including insufficient documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions. In addition this has resulted in a lack of control over the issuance of the Company’s stock which resulted in several instances of extra or duplicate shares being issued.

•	Lack of internal personnel experienced and knowledgeable about oil and gas operations.

Commencing at end of 2006 and through June 2007, the Company took the following actions to start addressing the weaknesses noted above and catch up with its 2007 interim filings:

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

•	The Company has established a process to document and control the issuance of stock and issuance requests via its Stock Transfer Agent tht should eliminate duplication issuances.

(b)	Changes in internal controls.

The following significant changes occurred in our internal control over financial reporting during the quarter ended March 31, 2007, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting:

•
The Company has developed and is in the process of implementing certain internal controls including a two party checks-and-balances system of approval and requirements for disbursements, utilization of a payroll service system, consolidation of bank accounts from four to one, and booking of stock related transactions under GAAP accepted guidelines.

•	The Company has established a process and timeline for closing the books and records at the end of each reporting period.

PART II

ITEM 1. LEGAL PROCEEDINGS.

The Company is not a party to any litigation. However, LK Drilling has filed six liens on wells operated by Mid-East Oil for the Company’s benefit, although the Company is only named in one of such liens while in the others only Mid-East is a named party. McJunkin Corp. and Tunnelton Liquids also filed liens against Mid-East. The total amount of such eight claims is approximately $493,000.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

January 2007, the Company issued 647,410 shares of its common stock to Epicenter Oil and Gas, LLC (“Epicenter”) which were valued at $647,410. In February 2007, the Company also issued 72,000 shares of common stock to Epicenter valued at $50,400.

In January 2007, the Company issued the Participating Partners of Indigo LP an aggregate of 2,680,000 shares of its common stock which were valued at $2,948,000. The Company was required to issue the Participating Partners an aggregate of 2,640,000 shares but inadvertently issued an additional 40,000 shares of common stock, which shares will not be returned to the Company.

In January 2007, the Company issued TAPO Energy, LLC 1,493,196 shares of its common stock which were valued at $1,224,421.

In January 2007, the Company issued Dannic Energy Corp. 963,647 shares of its common stock which were valued at $790,191.

In January 2007, the Company issues P&J Resources, Inc. 215,000 shares of its common stock which were valued at $150,500.

In January 2007, the Company issued Mid-East Oil Company 2,125,288 shares of common stock which were valued at $1,742,736.

In April 2007, the Company issued HUB Energy LLC 12,500,000 shares of its series B convertible preferred stock (“Series B Preferred Stock”) which is automatically convertible into the Company’s common stock on the anniversary date of the Series B Preferred Stock issuance as follows: 5,000,000 shares are convertible into 10,000,000 shares of common stock immediately upon issuance, and 2,500,000 shares each are convertible into 5, 000,000 shares of common stock in April of 2008, 2009 and 2010, respectively. The 5,000,000 shares of Series B Preferred Stock were valued at $ 4,000,000. 5,000,000 shares of the Series B Preferred Stock have been converted into 10,000,000 shares of common stock.

In March 2007, the Company issued a private lender 300,000 shares of its common stock valued at $273,000.

In March 2007, the Company issued a private lender 200,000 shares of its common stock which were valued at $164,000.

In March 2007, the Company issued a private lender 100,000 shares of its common stock which were valued at $67,000.

In March 2007, the Company issued a private lender 200,000 shares of its common stock which were valued at $100,000.

In March 2007, the Company issued a private lender 120,000 shares of its common stock which were valued at $90,000.

In March 2007, the Company issued a consultant 375,000 shares of its common stock which were valued at $168,750.

In January 2007, the Company issued HUB 246,078 shares of its common stock which were valued at $270,688.

In March 2007, the Company issued Gersten Savage LLP 24,897 shares of its common stock which were valued at $14,938.

In March 2007, the Company issued a private lender 28,768 shares of its common stock to satisfy an interest obligation of $14,384 on his loan.

In March 2007, the Company issued Impact 2,000,000 shares of its Series B Preferred Stock. These shares were converted into 4,000,000 shares of common stock.

In March 2007, the Company issued Dave Larson , the Company’s CEO 2,500,000 shares of series B Preferred Stock. These shares were converted into 5,000,000 shares of common stock.

In February 2007, the Company issued Big Apple Consulting USA, Inc. 5,000,000 shares of its common stock which were valued at $5,250,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

Exhibit No.	Identification of Exhibit

2.1	Exchange Agreement dated December 15, 2005 (1)

2.2	Amended Exchange Agreement dated December 15, 2005 (1)

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment dated November 8, 1982 (1)

3.3	Certificate of Amendment to Articles of Incorporation dated May 29, 1987 (1)

3.4	Articles of Amendment dated December 4, 1987 (1)

3.5	Certificate of Amendment dated February 25, 1999 (1)

3.6	Certificate of Amendment dated January 11, 2006 (1)

3.7	By-Laws dated January 25, 2006 (1)

4.1	Form of Specimen of Common Stock (1)

10.1	Falcon Service and Drill Agreement (1)

10.2	Form of Convertible Note

10.3	Convertible Notes

10.4	Mutual Release and Settlement Agreement (Moore)

10.5	Amendments to Stock Transfer Contracts

10.6	Mutual Release and Settlement Agreement with Jerry Moore

10.7	Consulting Agreement (Impact)

10.8	Mutual Release and Settlement Agreement with Fairhills

10.9	Service Agreement (ML McVey)

10.10	November 27, 2006 Note

10.11	Restricted Equity Purchase Agreement (Mercatus)

10.12	Amended Epicenter Agreement

10.13	Forbearance Agreements with HUB, Universal Well Service, Jerry Moore, and Leo Moore

10.14	Release and Settlement Agreement with Dave Larson

14.1	Code of Ethics dated January 25, 2006 (1)

16.1	Letter from Stirtz Bernards Boyden Surdel & Larter, P.A. dated January 27, 2006 (1)

31.1	Sarbanes Oxley Section 302 Certification

31.2	Sarbanes Oxley Section 302 Certification

32.1	Sarbanes Oxley Section 906 Certification

32.2	Sarbanes Oxley Section 906 Certification

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

Date: August 2, 2007