Form 10QSB
period 2007-06-30
Indigo-Energy, Inc.
filed 2007-08-30
CIK 356870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes☒ No ☐

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
Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 28, 2007 the Company had 189,547,030 shares of Common Stock issued and outstanding.

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Condensed Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$72,914	$66,663
Accounts receivable	239,338	—
Accounts receivable - related party	40,844	—
Due from related party	4,000	4,000
Prepaid expenses	364,147	423,290
Prepaid expenses - related party	20,800	30,000
Total current assets	742,043	523,953

Proved oil and gas properties, net	5,297,260	—
Unproved oil and gas properties	3,776,932	6,136,800
Net deferred loan costs	29,167	35,833
	$9,845,402	$6,696,586
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$2,924,892	$2,968,527
Accounts payable and accrued expenses - related party	228,087	7,503
Notes payable, net of discount	979,704	330,622
Liabilities to be settled in common stock	24,973	493,730
Due to related parties	333,415	377,526
Total current liabilities	4,491,071	4,177,908

Convertible notes, net	101,939	35,295
Total liabilities	4,593,010	4,213,203

Commitments and contingencies

Minority Interest	3,935,359	3,979,995

Stockholders’ equity (deficit)
Series A convertible super preferred stock; $.001 par value; 25,000,000 authorized; 2,662,100 issued and outstanding at June 30, 2007; 2,662,100
issuable at December 31, 2006; Liquidation preference: see Note 8	2,662	2,662
Series B convertible preferred stock; $.001 par value; 75,000,000 authorized;
0 issued and outstanding at June 30, 2007 and December 31, 2006;
7,500,000 unvested as of June 30, 2007; Liquidation preference: see Note 8	—	—
Common stock; $.001 par value; 600,000,000 shares authorized;
153,388,661 and 118,627,377 shares issued and outstanding at June 30,
2007 and December 31, 2006, respectively; 3,200,000 and 0 shares
issuable at June 30, 2007 and December 31, 2006, respectively	156,589	118,627
Additional paid-in capital	49,129,501	26,108,369
Deficit accumulated in the exploration stage since Quasi- reorganization
December 31, 2002	(47,971,719)	(27,726,270)
Total stockholders’ equity (deficit)	1,317,033	(1,496,612)
	$9,845,402	$6,696,586

See notes to these condensed consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Condensed Consolidated Statements of Operations
(Unaudited)

					Since Quasi-
	Three Months Ended		Six Months Ended		Reorganization
	June 30,		June 30,		(1/1/03) to
	2007	2006	2007	2006	June 30, 2007

Revenues	$219,582	$—	$261,085	$—	$261,085
Revenues - related party	33,579	—	33,579	—	33,579
Total revenue	253,161	—	294,664	—	294,664

Operating expenses
Impairment of oil and gas properties	—	—	—	—	530,004
Depletion	98,831	—	98,831	—	98,831
Operating expenses	25,519	—	68,949	—	160,214
General and administrative - related party	565,000	1,580,000	8,267,250	7,226,500	16,524,123
General and administrative	456,867	1,314,590	6,154,425	11,402,807	19,446,786
Total operating expenses	1,146,217	2,894,590	14,589,455	18,629,307	36,759,958

Loss from operations	(893,056)	(2,894,590)	(14,294,791)	(18,629,307)	(36,465,294)

Other expenses
Interest expense, net	619,369	56,008	5,529,203	233,398	8,235,107
Settlement expense - related party	—	—	—	—	900,000
Total other expense	619,369	56,008	5,529,203	233,398	9,135,107

Net loss before minority interest	(1,512,425)	(2,950,598)	(19,823,994)	(18,862,705)	(45,600,401)

Minority interest	(51,775)	—	(45,025)	—	12,210

Net loss	(1,564,200)	(2,950,598)	(19,869,019)	(18,862,705)	(45,588,191)

Preferred dividend on Series A convertible
super preferred stock	(154,656)	(41,214)	(376,428)	(41,214)	(812,279)

Net loss attributable to common shareholders	$(1,718,856)	$(2,991,812)	$(20,245,447)	$(18,903,919)	$(46,400,470)

Basic and diluted loss per common share	$(0.01)	$(0.02)	$(0.15)	$(0.14)	$(0.33)

Basic and diluted weighted average common shares
outstanding	147,814,925	144,257,257	137,078,273	130,483,552	140,465,983

See notes to these condensed consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Since Quasi-
			Reorganization
	Six Months Ended June 30,		(1/1/03) to
	2007	2006	June 30, 2007
Cash flows from operating activities
Net loss	$(19,869,019)	$(18,862,705)	$(45,588,191)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation for consulting services	5,438,100	10,881,750	15,296,100
Share-based compensation for consulting services - related party	8,100,000	7,050,000	15,150,000
Depletion	98,831	—	98,831
Interest expense on forbearance agreements	4,555,258	—	4,555,258
Amortization of deferred loan costs	6,666	8,992	237,043
Amortization of discount on convertible debts	775,463	226,678	3,092,252
Impairment of unproved properties	—	—	367,724
Share-based settlement expense - related party	—	—	900,000
Minority interest	45,025	—	(12,211)
Changes in assets and liabilities
Advances to related party	—	(4,000)	(4,000)
Accounts receivable	(239,338)	—	(239,338)
Accounts receivable - related party	(40,844)	—	(40,844)
Prepaid expenses	29,943	(145,530)	(45,947)
Prepaid expenses - related party	30,000	(51,690)	—
Accounts payable and accrued expenses	70,283	72,539	959,306
Accounts payable and accrued expenses - related party	15,597	5,525	23,100
Liabilities to be settled in common stock	—	168,750	1,518,730
Liabilities to be settled in common stock - related party	—	—	750,000
Due to related parties	(44,111)	—	(26,585)

Net cash used in operating activities	(1,028,146)	(649,691)	(3,008,772)

Cash flows from investing activities
Tangible and intangible drilling costs for oil and gas properties	(40,941)	(1,131,664)	(5,422,526)

Net cash used in investing activities	(40,941)	(1,131,664)	(5,422,526)

Cash flows from financing activities
Proceeds from issuance debt	1,165,000	1,867,100	4,452,100
Deferred loan costs	—	(169,210)	(266,210)
Refund of common stock subscription	—	(10,000)	—
Proceeds from issuance of common stock	—	429,975	1,336,225
Repurchase of common stock - related party	—	(8,000)	(20,000)
Payment to acquire treasury stock - related party	—	(130,000)	(790,000)
Capital contributions from minority interest holders	—	—	4,400,000
Syndication costs paid by limited partnership	—	—	(518,241)
Distributions to partners	(89,662)	—	(89,662)

Net cash provided by financing activities	1,075,338	1,979,865	8,504,212

Net increase in cash and cash equivalents	6,251	198,510	72,914

Cash and cash equivalents, beginning of period	66,663	249,315	—

Cash and cash equivalents, end of period	$72,914	$447,825	$72,914

See notes to these condensed consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by Indigo-Energy, Inc. (the "Company", “Indigo”, or “we”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature except the recording of issuance of our common stock to the participating partners of Indigo-Energy Partners, LP in exchange for an additional 20% cash flow distribution and profit allocation, which resulted in an increase in our unproved oil and gas properties (see Indigo-Energy Partners, LP section in Note 4), and the recording of the beneficial conversion features on certain convertible notes (see Convertible Notes section in Note 5). Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations.

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

Revenue Recognition

Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if the collection of the revenue is probable. When the Company has an interest in a property with operators, it uses the sales method of accounting for its oil and gas revenues. Under this method of accounting, revenue is recorded based upon the Company's physical delivery of oil and gas to its customers, which can be different from its net working interest in field production. For the six months ended June 30, 2007, the Company has recorded revenue from oil and gas sales in the amount of $294,664, of which $239,338 was included in accounts receivable and $40,844 in accounts receivable - related party at June 30, 2007. The Company did not generate any revenue during 2006.

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

At June 30, 2007 and 2006, the Company had potentially dilutive shares of 21,862,662 and 5,743,122, respectively.

NOTE 2 - DESCRIPTION OF BUSINESS

Indigo-Energy, Inc. is an independent energy company engaged primarily in the exploration, development and production of natural gas in the Appalachian Basin in Pennsylvania, West Virginia, and Kentucky.

NOTE 3 - GOING CONCERN

The Company is in the exploration stage and has incurred significant losses since its inception and is delinquent on many of its obligations to its creditors, some of which have filed liens on property of the Company. Also, its current liabilities exceed its current assets. The Company has been borrowing money and assigning certain net revenue interests in oil and gas properties as collateral or consideration for these loans. The Company needs to raise a significant amount of cash to fund current operations and current capital commitments. There are no assurances the Company will receive funding necessary to implement its business plan. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

As of August 16, 2007, the Company owed certain parties payments for drilling wells for the Company; however, as a result of the

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Company paying a portion of the amount due, the Company has been assigned a portion of various percentage of working interest in those wells by the operators (see Oil and Gas Drilling and Operating Agreement of Indigo LP in Note 4).

The Company plans to raise funds from private offerings of equity and debt securities in order to fund its operations through June 30, 2008. The Company will need to raise additional funds in the event it locates additional prospects for acquisition, experiences cost overruns at its current prospects, or fails to generate projected revenues.

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

NOTE 4 - OIL AND GAS PROPERTIES

Indigo Oil and Gas Interests and Operations

As of June 30, 2007, the Company had recorded $774,579 of unproved and $375,844 of proved oil and gas costs incurred in the drilling of the initial three wells of Indigo. During the first half of 2007, the Company assigned a total of 13.5% net revenue interest (“NRI”) in one of its three initial wells (“Indigo No. 2 Well”) to two lenders as part of the loan consideration, which resulted in a reduction of $52,186 in its oil and gas properties as of June 30, 2007 (see Promissory Notes section in Note 5). In November 2006, the three initial wells incurred damages from vandalism, which resulted in a delay in the commencement of production until March 2007. The Company subsequently repaired the damages in February 2007 and incurred a nominal amount of costs. As of June 30, 2007, two of the three initial wells were producing with nominal amount of revenue and therefore determined to be unproved properties while the third well was determined to be proved property. During the six months ended June 30, 2007, the Company recorded revenue of $52,042 generated from the three initial wells. The Company also recorded depletion expense of $11,446 on the proved property for the six months ended June 30, 2007.

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

As of June 30, 2007, oil and gas property costs incurred in the three initial wells included $226,316 of capitalized interest.

Indigo-Energy Partners, LP

In July 2006, pursuant to a private placement offering, the Company entered into an agreement to become the managing general partner of Indigo-Energy Partners, LP (“Indigo LP” or the “Partnership”). In accordance with the terms of the partnership agreement of Indigo LP dated July 7, 2006 (the “Partnership Agreement”), as managing general partner, Indigo agreed to fund 100% of the

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

tangible drilling cost portion of the aggregate costs related to four turnkey well drilling programs (“Turnkey Well Costs”) (see Oil and Gas Drilling and Operating Agreements section below for further discussion on the drilling programs) and also manage the affairs of the Partnership. The total tangible drilling costs were estimated to be 25% of the Turnkey Well Costs, which amounts to $1,451,317, and has not been funded by Indigo as of August 16, 2007.

The remaining interests in the Partnership were owned by other partners who contributed a total of $4,400,000 pursuant to the private placement offering (the “Participating Partners”) to fund 100% of the intangible drilling portion of the Turnkey Well Costs. These partners are considered as minority interest holders on the Company’s consolidated financial statements under EIFT 04-5. The contribution included $1,200,000 that was contributed to the Partnership in July 2006 by three Participating Partners upon their conversion of the $1,200,000 promissory notes into the partnership interest. According to the private placement offering, each Participating Partner was offered one unit of ownership interest for $300,000 (“Units”). The percentage interest of each Participating Partner was to be determined by dividing each Participating Partner’s capital contribution by the sum of all Participating Partners’ capital contributions plus the managing general partner’s required capital contribution. At the sole discretion of Indigo, as the managing general partner, available cash is to be distributed among the partners in accordance with their respective percentage interests in the Partnership. Distributions in liquidation of the partnership are to be made in accordance with the capital accounts subject to the above distributions. All tangible drilling costs are to be allocated 100% to the managing general partner and all intangible drilling costs allocated 100% to the Participating Partners. Profits or losses are to be allocated among the partners in proportion to their respective percentage interests. As of June 30, 2007, the percentage interest of Indigo and the Participating Partners was 50% each. Each Participating Partner may initially elect to be either a general or limited partner and Indigo as the managing general partner has the right to convert all Participating Partners that have elected general partner status to limited partner. The Partnership Agreement provides that this conversion takes place as of the first of the year following the year in which the conversion is elected.

In connection with the private placement offering of the partnership interests in Indigo LP, as additional consideration for the Participating Partners’ capital contributions, each Participating Partner was to be issued warrants to purchase an indeterminate number of shares of the common stock of Indigo.

On December 15, 2006, the Partnership Agreement was amended through a letter agreement as a result of which Indigo and the Participating Partners agreed that effective January 1, 2007, the Participating Partners will (i) reduce their cash flow distribution and profit allocation to 50% in return for 2,640,000 shares of Indigo’s common stock and (ii) waive all their rights to receive warrants to purchase the Company’s common stock. The Company issued 2,680,000 shares of its common stock to the Participating Partners on January 23, 2007 which were valued at $2,948,000, based on the trading price of its common stock of $1.10 on December 15, 2006, the date of the agreement, which resulted in an increase of $2,948,000 in total oil and gas properties on the Company’s consolidated financial statements as of June 30, 2007. Based on the number of proved and unproved wells out of the total twenty five wells drilled by Indigo LP (see Oil and Gas Drilling and Operating Agreements of Indigo LP section below), of the total increase of $2,948,000 in oil and gas properties, $1,532,960 was allocated to proved properties and $1,415,040 allocated to unproved properties. The extra 40,000 shares of common stock the Company inadvertently issued to the Participating Partners will not be returned to the Company. During the first half of 2007, Indigo LP made a cash distribution to certain partners of $89,662.

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

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOA1

Under DOA1, Operator1 agreed to drill, complete and operate five wells in the drilling area as defined by DOA1 for a term as long as any well covered is producing oil or gas. The turnkey price per well is $350,000. In exchange for the turnkey price, Operator1 will provide one well complete to the pipeline. Upon completion of each well and payment in full by the Developers, Operator1 will assign to the Developers their respective interest in the wells. As of June 30, 2007, Indigo LP has incurred drilling costs in the amount of $1,531,250 under DOA1 determined based on the well completion percentage of each well, of which $746,598 was unpaid and accrued for as of June 30, 2007.

Under the original DOA1, Indigo was required to contribute $1,071,875 to earn a 61.25% working interest in the wells while Indigo LP was required to contribute $459,375 to earn a 26.25% working interest. The DOA1 was amended in January 2007 such that Indigo LP became the sole developer and obligor under the agreement and will be assigned a 87.5% working interest in the wells upon payment of the total required capital contribution. The DOA1 was further amended such that of the outstanding balance due for the unpaid Turnkey Well Costs of $746,598 and any additional operating fees, $250,000 was due and payable on January 26, 2007, and the remaining balance was due March 31, 2007 (the “Extended Due Date”), subject to Indigo issuing to Operator1 1,493,196 shares of its common stock. The shares of the common stock have piggyback registration rights. On January 19, 2007, the Company issued 1,493,196 shares of common stock to Operator1, which were valued at $1,224,421 based on the Company’s stock trading price of $0.82 per share at January 19, 2007. On April 5, 2007, the DOA1 was amended again such that the Extended Due Date was extended to April 16, 2007. In July 2007, Indigo LP paid $50,000 to Operator1 and was in default on the outstanding balance due to Operator1 in the amount of $696,598, but was assigned a partial working interest of 48% in the five wells by Operator1. In August 2007, Indigo LP paid an additional amount of $25,000 to Operator1 against the unpaid turnkey price. The DOA1 also provides for an overriding royalty interest of 1/16 (6.25%) of all gross revenues from oil and gas produced from the wells drilled by Operator1. This overriding royalty interest is in addition to the customary 12.5% royalty interest due to the landowner. Commencing at the time that a drilled well begins to produce, the DOA1 also entitles Operator1 to an operating fee of $300 per month for each well operated. Either the Developer or Operator1 may propose to have the following additional activities conducted: (1) drill a new well on the existing drilling site or wells on any drilling area; (2) rework, recomplete, deepen the wells, or (3) plug back the wells such as a dry hole. The entire cost and risk of conducting these additional activities will be borne by the Developers who elected to participate in the additional operations as defined by DOA1.

All five wells under DOA1 are currently producing and determined to be proved properties as of June 30, 2007. For the six months ended June 30, 2007, Indigo LP recorded gas revenue in the amount of $111,287 under DOA1.

DOA2

Under DOA2, Operator2 agreed to drill, complete and operate five wells in the drilling area as defined by DOA2 for a term as long as any well covered is producing oil or gas. The turnkey price per well is (A) three wells at $290,970 and (B) two wells at $277,565. In exchange for the turnkey price, Operator2 will provide one well complete to the pipeline. Upon completion of each well and payment in full by the Developer, Operator2 will assign to the Developer its respective interest in the wells. As of June 30, 2007, Indigo LP has incurred drilling costs in the amount of $856,824 under DOA2 determined based on the well completion percentage of each well, of which $481,824 was unpaid and accrued for as of June 30, 2007.

Under the original DOA2, Indigo LP was required to contribute $1,071,030 to earn a working interest of 75% in the wells. The agreement was subsequently amended in December 2006 such that Indigo LP was to contribute $856,824 for a 60% working interest in the wells. Further, the amendment provides that the balance due for the unpaid turnkey drilling costs of $481,824 and any additional operating fees were due and payable on March 31, 2007 (the “Curing Period”). Since the balance due was not paid by the Curing Period, Operator2 had the right to require Indigo to issue to Operator2 two shares of its common stock for each dollar outstanding on or before the Curing Period. The shares of common stock have piggyback registration rights. On January 19, 2007, the Company issued 963,647 shares of common stock to Operator2 prior to the lapse of the Curing Period, anticipating that Indigo LP would not be able to pay off the outstanding balance by March 31, 2007. The shares were valued at $790,191 based on the Company’s stock trading price of $0.82 per share at January 19, 2007. On April 5, 2007, the DOA2 was amended again to extend the Curing Period to April 16, 2007. In July 2007, Indigo LP paid $100,000 to Operator2 and was in default on the outstanding balance due to Operator2 in the amount of $381,824, but was assigned a partial working interest of 33% in the five wells by Operator2. The DOA2 also provides for an overriding royalty interest of 1/16 (6.25%) of all gross revenues from oil and gas produced from the wells drilled by Operator2. This overriding royalty interest is in addition to the customary 12.5% royalty interest due to the landowner. Commencing at the time that a drilled well begins to produce, the DOA2 also entitles Operator2 to an operating fee of $300 per month for each well operated. Either the Developer or Operator2 may propose to have the following additional activities conducted: (1) drill a new well on the existing drilling site or wells on any drilling area; (2) rework, recomplete, deepen the wells, or (3) plug back the wells such as a dry hole. The entire cost and risk of conducting these additional activities will be borne by the Developer who elected to participate in the additional operations as defined by DOA2.

All five wells under DOA2 are currently producing and determined to be proved properties as of June 30, 2007. For the six months ended June 30, 2007, Indigo LP recorded gas revenue in the amount of $90,325 under DOA2.

DOA3

Under DOA3, Operator3 agreed to drill, complete and operate five wells in the drilling area as defined by DOA3 for a term as long as any well covered is producing oil or gas. The turnkey price per well is $258,000. In exchange for the turnkey price, Operator3 will

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

provide one well complete to the pipeline. Upon completion of each well and payment in full by the Developer, Operator3 will assign to the Developer its respective interest in the wells. As of June 30, 2007, Indigo LP has incurred drilling costs in the amount of $541,800 under DOA3 determined based on the well completion percentage of each well, for which Indigo LP has paid Operator3 $860,000. The excess payment of $318,200 was recorded as a prepayment as of June 30, 2007.

Under the original DOA3, Indigo LP was required to contribute $967,500 to earn a working interest of 75% in the wells. The DOA3 was amended in December 2006, such that the balance due for the unpaid turnkey drilling costs and any additional operating fees were due and payable on March 31, 2007 (the “Curing Period”). Since the balance due was not paid by the Curing Period, Operator3 had the right to require Indigo to issue to Operator3 two shares of its common stock for each dollar outstanding on or before the Curing Period. The shares of common stock have piggyback registration rights. On January 2, 2007, Indigo LP and Operator3 entered into a Forbearance Agreement to extend the due date for the then outstanding balance of $107,500 due to Operator3 to March 31, 2007, in consideration for which Indigo agreed to issue 215,000 shares of its common stock to Operator3. On January 19, 2007, the Company issued 215,000 shares of common stock to Operator3, which were valued at $150,500 based on the Company’s stock trading price of $0.70 per share at January 2, 2007. On April 5, 2007, the DOA3 was amended again such that the Curing Period was extended to April 16, 2007. In July 2007, Indigo LP paid $60,000 to Operator3 and was in default on the outstanding balance due to Operator3 in the amount of 47,500, but was assigned a partial working interest of 38% in the five wells by Operator3. In August 2007, Indigo LP paid an additional amount of $25,000 to Operator3 against the unpaid turnkey price. The DOA3 also provides for an overriding royalty interest of 1/16 (6.25%) of all gross revenues from oil and gas produced from the wells drilled by Operator3. This overriding royalty interest is in addition to the customary 12.5% royalty interest due to the landowner. Commencing at the time that a drilled well begins to produce, the DOA3 also entitles Operator3 to an operating fee of $350 per month for each well operated. Either the Developer or Operator3 may propose to have the following additional activities conducted: (1) drill a new well on the existing drilling site or wells on any drilling area; (2) rework, recomplete, deepen the wells, or (3) plug back the wells such as a dry hole. The entire cost and risk of conducting these additional activities will be borne by the Developer who elected to participate in the additional operations as defined by DOA3.

All five wells have not been completed and therefore are classified as unproved properties as of June 30, 2007.

DOA4 - Related Party

Mid-East Oil Company and HUB are under common control of Mark Thompson. As a result of HUB becoming a related party of Indigo (see Advisory Agreements with HUB, a Related Party section below), Mid-East also became a related party of Indigo commencing April 2007.

Under DOA4, Operator4 agreed to drill, complete and operate ten wells in the drilling area as defined by DOA4 for a term as long as any well covered is producing oil or gas. The turnkey price per well is (A) three wells at $290,970, (B) four wells at $332,985, and (C) three wells at $353,804. In exchange for the turnkey price, Operator4 will provide one well complete to the pipeline. Upon completion of each well and payment in full by the Developer, Operator4 will assign to the Developer its respective interest in the wells. As of June 30, 2007, Indigo LP has incurred drilling costs in the amount of $1,582,505 under DOA4 determined based on the well completion percentage of each well, of which $171,948 was unpaid and accrued for as of June 30, 2007.

Under the original DOA4, Indigo LP was required to contribute $2,449,694 to earn a working interest of 75% in the wells. The drilling and operating agreement was amended in December 2006, such that the balance due for the unpaid turnkey drilling price of $1,062,644 and any additional operating fees were due and payable on March 31, 2007 (the “Curing Period”). Since the payment was not made by the Curing Period, Operator4 required the Company to issue to Operator4 two shares of its common stock for each dollar outstanding on or before the Curing Period. The shares of common stock have piggyback registration rights. On January 19, 2007, the Company issued 2,125,288 shares of common stock prior to the lapse of the Curing Period, anticipating that Indigo LP would not be able to pay off the outstanding balance by March 31, 2007. The shares were valued at $1,742,736 based on the Company’s stock trading price of $.082 per share at January 19, 2007. On April 5, 2007, the DOA4 was amended again such that the Curing Period was extended to April 16, 2007. In July 2007, Indigo LP paid $25,000 to Operator4 and was in default on the outstanding balance due to Operator4 in the amount of $1,014,137, but was assigned 75% working interest in six of the ten wells by Operator4. The DOA4 also provides for an overriding royalty interest of 1/16 (6.25%) of all gross revenues from oil and gas produced from the wells drilled by Operator4. This overriding royalty interest is in addition to the customary 12.5% royalty interest due to the landowner. Commencing at the time that a drilled well begins to produce, the DOA4 also entitles Operator4 to an operating fee of $300 per month for each well operated. Either the Developer or Operator4 may propose to have the following additional activities conducted: (1) drill a new well on the existing drilling site or wells on any drilling area; (2) rework, recomplete, deepen the wells, or (3) plug back the wells such as a dry hole. The entire cost and risk of conducting these additional activities will be borne by the Developer who elected to participate in the additional operations as defined by DOA4.

Five of the ten wells under DOA4 are currently producing. Since two of five wells are producing with nominal amount of revenue, only three of the total ten wells are determined to be proved as of June 30, 2007. Costs incurred on these three wells amounted to $686,192, which were recorded as proved properties costs. Costs incurred on the remaining seven wells of $896,313 were recorded as unproved properties costs. For the six months ended June 30, 2007, Indigo LP recorded gas revenue in the amount of $40,844 under DOA4.

Under the four drilling and operating programs described above, seven wells were completed in 2006 and eight wells have been

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

completed in 2007. These fifteen wells are all currently producing natural gas. The following table lists the period and quantity of the completed wells:

Wells Completed

Period	Quantity
August 2006	2
September 2006	3
October 2006	2
January 2007	7
February 2007	1

For the six months ended June 30, 2007, Indigo LP recorded depletion expense of $87,385 on the proved properties.

Advisory Agreements with HUB, a Related Party

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

On December 28, 2006, Indigo entered into a letter agreement amending the HUB Advisory Service Agreement, which eliminated Indigo’s obligation to issue HUB options to purchase the total of 15 million shares upon HUB’s completion and delivery of a total of 250 wells as described above. Instead, under the amendment agreement, Indigo was required to issue options to HUB to purchase 7,000,000 shares of its common stock at terms to be determined by its Board of Directors. A second amendment to HUB Advisory Service Agreement was entered into in March 2007, whereby HUB was entitled to receive 12,500,000 shares of Indigo’s Series B convertible preferred stock (“Series B Convertible Preferred Stock” - see Note 8) in place of the options to purchase 7,000,000 shares of the Company’s common stock. The 12,500,000 shares of Series B Convertible Preferred Stock are automatically convertible into the Company’s common stock as follows: 5,000,000 preferred shares are convertible into 10,000,000 shares of Indigo’s common stock immediately, and 2,500,000 preferred shares each are convertible into 5,000,000 common shares in April of 2008, 2009 and 2010, respectively. The value of each share of Series B Convertible Preferred Stock is $.80 as determined by an independent valuation consultant. The Company recognized $4,000,000 as compensation expense for the 5,000,000 shares of Series B Convertible Preferred Stock issuable to HUB during the three months ended March 31, 2007. During the second quarter of 2007, 5,000,000 shares of the Series B Convertible Preferred Stock were issued to HUB, which were immediately converted into 10,000,000 shares of Indigo’s common stock, upon which HUB became a related party of us which owns more than 5% of our outstanding common stock upon conversion of the Series B Convertible Preferred Stock. The second traunche of 2,500,000 preferred shares convertible into 5,000,000 shares of Indigo’s common stock in April 2008 were valued at $2,000,000. During the three months ended June 30, 2007, the Company recognized $500,000 of compensation expense related to the second traunche of Series B Convertible Preferred Stock.

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

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The HUB Agreements were entered into between Indigo and HUB before the formation of Indigo LP. After Indigo LP was formed in July 2006 and upon its execution of the four Drilling and Operating Agreements, Indigo LP also became subject to the terms of the Advisory Service Agreement on the twenty-five wells drilled under the four drilling programs. As a result, as of June 30, 2007, Indigo LP has incurred advisory services costs in the amount of $389,200 determined based on the well completion percentage of each well, for which Indigo LP has paid HUB $410,000. The excess payment of $20,800 was recorded as a prepaid expense as of June 30, 2007.

On December 22, 2006, Indigo and Indigo LP entered into a Forbearance Agreement with HUB to extend the due date for obligations due to HUB and Mid-East Oil Company in the total amount of $123,039 consisting of $90,000 of drilling services fees and $33,039 for expense reimbursements, to March 31, 2007, in exchange for which Indigo agreed to issue 246,078 shares of its common stock to HUB. The shares were valued at $270,686, based on the trading price of Indigo’s common stock of $1.10 per share on the date of the Forbearance Agreement, which was recorded as interest expense and accrued for at December 31, 2006. On April 5, 2007, the Forbearance Agreement was amended such that the due date for the obligations was extended to April 16, 2007. In July 2007, Indigo LP paid $25,000 to HUB. As of August 16, 2007, Indigo and Indigo LP still owed a total of $98,039 to HUB and Mid-East Oil Company.

NOTE 5 - NOTES PAYABLE

Convertible Notes - Series 1

In return for $2,662,100 received in April 2006 and continuing through October 2006, we issued convertible notes, (“Convertible Notes”). The notes had maturity dates three years from the date of issuance and bore interest at 8% per annum. However, the interest was due and payable only if the trading price of our stock fell below $0.15625 in a given month, whereby we would then be responsible for paying interest on the outstanding balance of the notes for that month. As of June 30, 2007, no interest expense has been incurred by the Company on these convertible notes. The noteholders could convert their notes anytime prior to the maturity date at a rate equal to 60% of the average of the lowest three trading prices during the twenty trading days preceding the conversion date. However, the noteholders could not convert any portion of their notes that would result in the noteholders and their affiliates beneficially owning more than 4.99% of our issued and outstanding shares. The noteholders also agreed to limit all of their conversions to no more than the greater of $100,000 per month or the average daily dollar volume calculated during the ten business days prior to a conversion. The note conversion price was subject to adjustment for merger, consolidation, reorganization, etc. as defined by the Convertible Notes. As of June 30, 2007, the noteholders have converted $2,262,100 of principal into 2,714,250 shares of our common stock. The converted shares are subject to a one-year restriction from trading under Rule 144 of the Securities Act of 1933 and have piggyback registration rights. There are no penalty provisions related to the registration rights. Each noteholder was entitled to receive one share of our Series A convertible super preferred stock (“Super Preferred Stock”) for each dollar that was invested in the Convertible Notes. As a result, we had issued a total of 2,662,100 shares of our Super Preferred Stock to the noteholders. Each share of the Super Preferred Stock was convertible into two shares of our common stock at the one-year anniversary of the date of issuance. On July 2, 2007, 1,962,200 shares of the Super Preferred Stock were converted into 4,505,938 shares of our common stock. In connection with such conversion, the Company inadvertently issued the investors an aggregate of 581,738 shares in excess of what they should have been entitled to receive as a result of the conversion. Because the amount of excess shares that any one shareholder received was not material and because those individuals provided valuable financing to the Company, the Company has made a determination that they will not seek the return of the excess shares.

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

The combined value of the discount and the related beneficial conversion feature on the Convertible Notes in the amount of $2,662,100 is being amortized over the term of the Convertible Notes of three years using the effective interest yield method. Under EITF 00-27, the amortization of the discount on the Convertible Notes and discount related to the beneficial conversion feature on the Convertible Notes was recorded as interest expense. Upon the conversion of the notes, the unamortized balance of the discounts was expensed immediately. The discount related to the beneficial conversion feature on the Super Preferred Stock of $887,358 was recorded as a preferred dividend over the one-year holding period prior to the earliest conversion date of the Super Preferred Stock into common stock. A preferred dividend of $376,428 and $41,214 related to the beneficial conversion feature was recorded for the six-month periods ended June 30, 2007 and 2006, respectively.

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

Amortization of discount on the portion of the Convertible Notes not used to fund the Company’s exploration activities was expensed. As a result, the Company recorded interest expense of $66,644 and $51,678 for the six month periods ended June 30, 2007 and 2006, respectively.

In connection with the issuance of the Convertible Notes, the Company incurred a 10% placement fee of $266,210 to Fairhills Capital, a related party, which was recorded as deferred loan costs and is being amortized over three years. Upon conversion of the Convertible Notes, the unamortized balance of the related deferred loan costs was immediately expensed. For the six months ended June 30, 2007 and 2006, the Company has incurred $6,666 and 8,992, respectively, of amortization expense on the deferred loan costs, which was recorded as interest expense in the accompanying statements of operations.

Convertible Notes - Series 2

In April and May 2007, we borrowed a total of $510,000 from various lenders and issued promissory notes to the lenders. The lenders have the option to either receive all principal and interest due on the loan within ten days of the maturity dates or to receive shares of our common stock equal to the numerical dollars of principal and interest outstanding on the maturity dates of the loan. Within thirty days of funding of the loan, the lenders are also to receive additional shares of our common stock equal to twice the numerical dollars of the principal of the loan. In the event the notes are unpaid within ten days of its maturity date, we will incur a late charge equal to 10% of the note amount. As of June 30, 2007, we have issued 970,000 shares of our common stock and had 50,000 issuable shares to the lenders in connection with these notes.

We deemed these promissory notes as convertible notes with a $1.00 conversion price because of the lenders’ option to either receive cash payments or shares of common stock on the loan maturity dates as described above. We valued the 1,020,000 shares at $299,300 based on our stock trading price on the date of the promissory notes. Under EITF 00-07, “Application of Issue No. 98-5 to Certain Convertible Instruments,” we have allocated the proceeds from issuance of these convertible notes and common stock based on the proportional fair value basis for each item. Consequently, the convertible notes were recorded with discounts of $299,300 based on the ascribed value of the 1,020,000 shares of our common stock.

A beneficial conversion discount was also recorded on certain of these convertible notes since those convertible notes were convertible into shares of common stock at an effective conversion price lower than the prevailing common stock share price on the note issuance dates. The beneficial conversion amount was limited to the portion of the cash proceeds allocated to those convertible notes. As a result, those convertible notes were recorded with additional discounts in the total amount of $117,250.

The combined value of the note discount and discount related to the beneficial conversion feature on certain of the convertible notes is being amortized over the term of the respective convertible note using the effective interest yield method. The amortization of the discounts was recorded as interest expense under EITF 00-27. During the second quarter of 2007, we recorded total interest expense of $224,219 related to amortization of the discounts. We also recorded an additional interest expense of $19,564 on these notes, which was accrued for as of June 30, 2007.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Promissory Notes Converted into Units of Indigo LP

In July 2006, in return for $1,200,000 we issued to three noteholders convertible promissory notes. The notes matured on January 18, 2007 and bore interest at 6% per annum. The noteholders had the right to convert at any time before maturity of the notes, the outstanding note balance into 4 Units of Indigo LP upon the same terms and conditions as then contemplated by the private placement offering and the Partnership Agreement, provided that Indigo LP raised at least $1,000,000 of gross proceeds in the private placement offering to be utilized for the drilling activities of Indigo LP. In July 2006, the entire amount of $1,200,000 was converted into 4 Units of general partnership interests in Indigo LP. As of June 30, 2007, accrued interest on the promissory notes prior to the conversion amounted to $19,726. In connection with the issuance of these convertible promissory notes, the Company also incurred 10% of placement fee to Fairhills in the amount of $120,000 under a strategic partnership agreement further explained in Note 10.

Promissory Notes

Note Payable 1

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

The Company valued the NRI assigned to the lender at $190,088 based on a single set of estimated cash flows from the production of Indigo No. 3 well for the estimated life of the well using a risk-adjusted discount rate. Consequently, the Company recorded a discount on the note in the amount of $190,088 and a reduction to the oil and gas properties in the same amount. The discount was fully amortized at February 26, 2007, the maturity date of the note. The amortization for the six months ended June 30, 2007 amounted to $119,378, and was recorded as interest expense. The Company also recorded an additional interest expense of $31,400 during the first half of 2007, which was accrued for at June 30, 2007.

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

The Company recorded a discount of $273,000 on the amended note, based on the stock trading price of $0.91 per share on March 20, 2007, the date of the amended note, for the 300,000 shares issued to the lender during the second quarter of 2007. The discount is being amortized through September 2007. As of June 30, 2007, the Company recorded amortization expense of $151,821 on the amended note. In addition, the Company recorded an interest expense of $50,000 during the first half of 2007 for the late penalty on the original note, which was also accrued for at June 30, 2007.

Note Payable 2

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

The Company valued the common stock issued to the lender at $164,000, using its stock trading price of $0.82 per share at the date of the note agreement, which was recorded as a discount on the note. Amortization of the discount for the six months ended June 30, 2007 amounted to $72,811, which was recorded as interest expense. The option of receiving (i) the 15% NRI in Indigo No.2 Well and 50% of the note principal in cash or (ii) the entire amount of principal in cash at the maturity date (the “Option”) is considered to be a derivative instrument under Statement of Financial Accounting Standard No. 133 (“FAS 133”), “Accounting for Derivative Instruments and Hedging Activities”. The value assigned to the Option at the end of a reporting period is recorded as a discount on the note and the Company recognizes the liability to settle the Option in the future. The Option will be revalued at each subsequent reporting period and the difference in value will be recorded as a gain/loss on the Company’s Statements of Operations.

The Company valued the 15% NRI in Indigo No.2 Well based on the present value of the future cash flows from the well on the note date and compared the amount with the 50% of note principal that would be surrendered if the lender elects to exercise option (i). Since the value of the NRI was less than the cash consideration, no value was assigned the Option at January 19, 2007. The Company also determined there was no value of the Option at June 30, 2007.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note Payable 3

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

The Company valued the common stock issued to the lender at $67,000, using its stock trading price of $0.67 per share at the date of the note agreement, which was recorded as a discount on the note. The Company valued the 6% NRI in Indigo No. 2 Well to be retained by the lender irrespective of which option he will exercise at $21,046, based on the present value of the future cash flows from the well at the date of the note. This resulted in an additional discount of $21,046 on the note. For the six-months ended June 30, 2007, amortization of the discounts amounted to $38,072, which was recorded as interest expense. The option of receiving (i) the 6% NRI in Indigo No.2 Well and the entire principal in cash or (ii) the 12% NRI in Indigo No. 2 Well (the “Option”) is considered to be a derivative instrument under FAS 133. The value assigned to the Option at the end of a reporting period is recorded as a discount on the note and the Company recognizes a liability to settle the Option in the future. The Option will be revalued at each subsequent reporting period and the difference in value will be recorded as a gain/loss on the Company’s Statements of Operations.

The Company compared the value of 6% NRI in Indigo No. 2 Well with the entire note principal that would be surrendered if the lender elects to exercise option (ii). Since the value of the NRI was less than the cash consideration, no value was assigned to the Option at January 25, 2007. The Company also determined there was no value of the Option at June 30, 2007.

On July 27, 2007, this promissory note was settled (see note 11) releasing Indigo from all obligations related to the promissory note.

Note Payable 4

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

The Company valued the common stock issued to the lender at $100,000, using its stock trading price of $0.50 per share at the date of the note agreement, which was recorded as a discount on the note. Amortization of the discount for the six months ended June 30, 2007 amounted to $39,347, which was recorded as interest expense. The option of receiving (i) the 15% NRI in Indigo No.2 Well and 50% of the note principal in cash or (ii) the entire amount of principal in cash at the maturity date (the “Option”) is considered to be a derivative instrument under FAS 133. The value assigned to the Option at the end of a reporting period is recorded as a discount on the note and the Company recognizes a liability to settle the Option in the future. The Option will be revalued at each subsequent reporting period and the difference in value will be recorded as a gain/loss on the Company’s Statements of Operations.

The Company valued the 15% NRI in Indigo No.2 Well based on the present value of the future cash flows from the well on the note date and compared the amount with the 50% of note principal that would be surrendered if the lender elects to exercise option (i). Since the value of the NRI was less than the cash consideration, no value was assigned to the Option at February 7, 2007. The Company determined there was no value of the Option at June 30, 2007.

Note Payable 5

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

The Company valued the common stock issued to the lender at $90,000, using its stock trading price of $0.75 per share at the date of the note agreement, which was recorded as a discount on the note. The Company valued the 7.5% NRI in Indigo No. 2 Well to be retained by the lender irrespective of which option he will exercise at $31,140, based on the present value of the future cash flows

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

from the well at the date of the note. This resulted in an additional discount of $31,140 on the note. For the six-months ended June 30, 2007, amortization of the discounts amounted to $44,869, which was recorded as interest expense. The option of receiving (i) the 7.5% NRI in Indigo No.2 Well and the entire principal in cash or (ii) the 15% NRI in Indigo No. 2 Well (the “Option”) is considered to be a derivative instrument under FAS 133. The value assigned to the Option at the end of a reporting period is recorded as a discount on the note and the Company recognizes a liability to settle the Option in the future. The Option will be revalued at each subsequent reporting period and the difference in value will be recorded as a gain/loss on the Company’s Statements of Operations.

The Company compared the value of 7.5% NRI in Indigo No. 2 Well with the entire note principal that would be surrendered if the lender elects to exercise option (ii). Since the value of the NRI was less than the cash consideration, no value was assigned the Option at February 12, 2007. The Company also determined there was no value of the Option at June 30, 2007.

Other Promissory Notes

In June 2007, we borrowed a total of $75,000 from two individual lenders and issued two promissory notes. The promissory notes provided for interest at a rate of 20% per annum with maturity dates in December 2007. Within thirty days of funding of the loan, the lenders are also to receive shares of our common stock equal to twice the numerical dollars of the principal of the loan. In the event the notes are unpaid within ten days of their maturity dates, we will incur a late charge equal to 10% of the note amount. As of June 30, 2007, 150,000 shares of our common stock were issuable to the two lenders. We issued the shares subsequently in August 2007.

We valued the 150,000 shares at $62,000 based on our stock trading price of $0.44 and $0.40 per share on June 19, 2007 and June 26, 2007, the date of respective promissory note. Consequently, we recorded total discounts of $62,000 on the promissory notes, which are being amortized over the term of the notes. During the second quarter of 2007, interest expense related to the amortization of discounts on these promissory notes was minimum.

Summary

The following summarizes the Company’s notes and loan payable as of June 30:

	2007	2006
Convertible debt	$910,000	$1,867,100
Promissory note	1,105,000	—
	2,015,000	1,867,100
Less unamortized discount	(933,357)	(1,625,996)
	1,081,643	241,104
Less long-term portion	101,939	66,104
Current portion	$979,704	$175,000

Maturities of long-term convertible debt payable are as follows:

Period ending June 30,
2008	$—
2009	400,000
2010	—
2011	—
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

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On March 23, 2007, the payment terms of the contract with Leo Moore were amended again such that payments of $50,000 will be made each month from April through July 2007; $70,000 will be paid in August 2007, and $20,000 will be paid in September 2007. The September payment represents additional interest of $20,000 on the outstanding balance. As of June 30, 2007, the balance due to Leo Moore was $237,863 including accrued interest of $23,621. The obligation remained unpaid as of August 16, 2007.

On July 11, 2006, we entered into a Mutual Release and Settlement Agreement (“Moore Settlement Agreement”) with Jerry Moore, certain of his family members and affiliates (“Moore Family”). Moore Family had received 49,100,000 of our shares of common stock and became the majority shareholder of us on December 15, 2005 during the recapitalization of the Company in 2005. Under the Moore Settlement Agreement, Moore Family agreed to surrender to us 28,485,000 shares of our common stock, in exchange for which we agreed to pay Moore Family a total of $150,000 in installment payments, commencing September 1, 2006. According to the settlement agreement, our obligation to pay $150,000 was secured by a security interest in 3,485,000 shares of our common stock, which were to be retained by an escrow agent and could be liquidated if we failed to make the payment. In October 2006, Moore Family surrendered all 28,485,000 shares of our common stock and relinquished its rights to place 3,485,000 shares in an escrow account. As of March 31, 2007, we have paid $50,000 to Moore Family. On March 23, 2007, we entered into a Modification Agreement with Moore Family to extend the payment terms on the remaining balance as follows: $25,000 to be paid on April 12, 2007; $50,000 on May 10, 2007, and $25,000 on June 1, 2007. In addition, we are required to pay an additional $20,000 on July 1, 2007 as interest on the outstanding balance. As of June 30, 2007, we owed Moore Family $95,552 including accrued interest of $13,235. This obligation remained unpaid as of August 16, 2007.

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

We have agreed to issue shares of common stock to Gersten Savage, LLP (“GS”) in exchange for certain legal services rendered in the amount of $39,911, which was accrued and recorded as liabilities to be issued in common stock at December 31, 2006. We issued 24,897 shares of our common stock to GS on March 2, 2007 as satisfaction of $14,938 of our obligation, leaving a remaining obligation of $24,973, which was included in liabilities to settled in common stock at June 30, 2007. On August 12, 2007, we issued 62,431 shares to GS at $0.40 per share based on our stock trading price at August 3, 2007, the date when the shares were authorized to be issued, which settled our remaining obligation due to GS.

In March 2007, under the terms of a converted loan, we issued 28,768 shares of common stock to a lender as satisfaction of the interest obligation of $14,384 on the loan, which was accrued as liabilities to be settled in common stock at December 31, 2006.

NOTE 8 - STOCKHOLDERS’ EQUITY - NOT DISCLOSED ELSEWHERE

Preferred Stock

On April 10, 2006, our Board of Directors authorized the designation of 25,000,000 of our authorized but unissued shares of preferred stock as Series A Convertible Super Preferred Stock with par value of $0.001 per share. Each share of the Super Preferred Stock is convertible into two shares of our common stock after one year. The conversion price is subject to proportional adjustment for stock splits, combinations, recapitalizations and stock dividends. Holders of the Super Preferred Stock are not entitled to receive dividends paid on common stock. In the event of liquidation, dissolution or winding up of the Company, the holders of the Super Preferred Stock shall be entitled to receive, before any distribution to holders of our common stock, eight times the sum available for distribution to common stockholders. Holders of our Super Preferred Stock have voting rights five times of those of our common stockholders. As of June 30, 2007, we had 2,662,100 shares of issued and outstanding Super Preferred Stock related to our issuance of $2,662,100 of convertible notes, 1,962,200 of which were subsequently converted into 4,505,938 shares of our common stock in July 2007 (see Note 5).

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

During the first quarter of 2007, our Board of Directors authorized the issuance of an aggregate of 17,000,000 shares of the Series B Convertible Preferred stock to various parties, consisting of 12,500,000 to HUB (see HUB Advisory Agreement section in Note 4), 2,500,000 to Dave Larson (see Note 10), and 2,000,000 to Impact (see Note 10). In April 2007, 9,500,000 shares of the Series B Convertible Preferred Stock were issued, which were immediately converted into 19,000,000 shares of our common stock. As of June 30, 2007, 7,500,000 shares granted to HUB remained unvested.

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

2007 Stock Option Plan

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

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In October 2006, a subcontractor of Mid-East Oil Company (“Mid-East”), our operator under DOA4 and a related party, filed Mechanic’s Liens against both Mid-East and us on certain oil and gas properties drilled by the subcontractor for claims aggregating $390,253, due to the failure to pay obligations for the drilling costs. Two other subcontractors also filed Mechanic’s Liens against Mid-East for claims aggregating approximately $100,000. The Company has engaged counsel to resolve these lien claims, which were still pending as of August 16, 2007. However, we expect the obligations to the subcontractor to be paid in full in the near future and all liens to be released.

In December 2006, the Company was cited for certain violations by the West Virginia Department of Environmental Protection (“DEP”) pertaining to the drilling area around their wells. The violations generally consist of: the Company’s failure to seed and mulch the ground in the well area; the failure to properly mark the wells with signage; and leaving certain piping on the ground. In

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 2007, the Company engaged a contractor to cure these violations and obtain abatements from the DEP. The estimated remediation costs were $50,000, of which the Company paid $25,000 in February 2007. As of August 16, 2007, the contractor has not completely finished the remediation work and since that time, the Company has renegotiated the remediation contract by agreeing to pay $16,000 for all remaining work. At the time when all remediation work is done, it is expected that the DEP will abate all violations. The DEP has allowed the Company to continue its drilling and production during this curative process. The remediation costs were included in accounts payable and accrued expenses at June 30, 2007.

On February 26, 2007, we entered into a settlement agreement with Morgantown Excavators, Inc. (“MEI”) for the outstanding balance of $50,010 we owed to MEI for the environmental remediation services provided by MEI during the first and second quarter of 2006. Under the settlement agreement, we agreed to pay MEI $5,000 on or before the 15th day of each month for the period March through November 2007 and to make a final payment of $5,010 on or before December 15, 2007. The outstanding balance of $40,010 was included in accounts payable and accrued expenses as of June 30, 2007. In March and May 2007, we paid a total of $10,000 to MEI. As of August 16, 2007, we still owed MEI $40,010.

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

On June 12, 2007, the Company entered into a consulting agreement with Network 1 Financial Securities, Inc. (“Network”), whereby Network will provide consulting services for evaluating acquisitions as well as corporate planning and development. The Network consulting agreement has a term of one year commencing June 12, 2007 and may be terminated sixth month after June 12, 2007 by either party. In return, Network will receive 3,000,000 shares of the Company’s common stock upon the execution of this agreement. Also, if the Company does not terminate the agreement within the initial six-month period, Network will receive an additional 2,000,000 shares of the Company’s common stock. In addition, if the Company acquires an entity through the introduction of Network, or uses the services of Network in the process of negotiating in structuring a transaction, Network will be entitled to receive a transaction fee to be negotiated prior to the closing time of such transaction. As of June 30, 2007, the Company had 3,000,000 shares issuable to Network, which were valued at $0.45 per share based on the Company’s stock trading price on June 12, 2007. The total value of the 3,000,000 shares amounted to $1,350,000 and is being amortized over the initial six-month period. For the six months ended June 30, 2007, the Company recorded consulting expense of $137,700 related to the Network agreement. The Company subsequently issued 3,000,000 shares in August 2007.

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

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 10 - RELATED PARTY TRANSACTIONS - NOT DISCLOSED ELSEWHERE

On April 14, 2007, we entered into a consulting agreement with Steve Durdin, who was appointed our Board Director on April 11, 2007. Pursuant to the consulting agreement, Mr. Durdin will assist the Company in raising funds and developing financial strategy, act as a liaison with current investors and assist with business development. We agreed to pay Mr. Durdin a weekly consulting fee of $1,200 commencing August 2007, and issue to Mr. Durdin options or cashless exercise warrants to acquire a minimum of 6,000,000 shares of our common stock pursuant to our 2007 Stock Option Plan, which has been approved by our Board of Directors and is subject to our shareholders’ approval (see 2007 Stock Option Plan in Note 8). Payment of the consulting fee may be deferred by the Company, however must be paid no later than August 1, 2007. The agreement was effective on April 1, 2007 for a one-year period and would be automatically renewed for consecutive one-year periods unless terminated by either party. As of August 27, 2007, we have paid $4,800 to Mr. Durdin for consulting fee in August 2007.

On May 26, 2006, we executed a consulting agreement with Stanley Teeple, Inc. (“STI”) to provide services related to accounting and SEC reporting for a one-time fee of $10,000 plus reimbursement of certain expenses. On June 15, 2006, we executed a new consulting agreement with STI to provide the aforementioned services for a compensation of $5,000 per week for six months and reimbursement of related costs. In July 2006, our Board of Directors appointed Stan Teeple to replace Alex Winfrey as our new Secretary and Treasurer and Board Director. On December 21, 2006, we entered into a third consulting agreement with STI pursuant to which we agreed to pay STI a weekly consulting fee of $5,000, and issue to STI options or cashless exercise warrants during the first quarter of 2007 to acquire a minimum of 5,000,000 shares of our common stock at terms to be determined by our Board of Directors. The agreement was effective on January 1, 2007 for a two-year period and would be automatically renewed for consecutive one-year periods unless terminated by either party. On March 8, 2007, the Company entered into a fourth consulting agreement with STI, which superceded but provided for the identical terms of cash compensation as STI’s agreement of December 21, 2006. In addition, STI is to be reimbursed for certain medical and dental insurance coverage, an auto allowance of $1,000 per month, and certain other fringe benefits. STI is also entitled to receive options or cashless warrants to acquire 20,000,000 shares of our common stock pursuant to our 2007 Stock Option Plan, which has been approved by our Board of Directors and is subject to our shareholders’ approval (see 2007 Stock Option Plan in Note 8). During the six months ended June 30, 2007, we recorded consulting expense of $130,000 for services provided by STI.

In February 2006, our Board of Directors appointed Dave Larson to replace Curtis Fleming as our new President and Board Director. On December 21, 2006, we entered into an employment agreement with Mr. Larson pursuant to which Mr. Larson would serve as our President for a two-year period commencing January 1, 2007. The agreement would automatically renew each year unless terminated for cause as defined in the agreement. As compensation, we agreed to pay Mr. Larson a salary of $17,250 per month. In addition, we agreed to issue to Mr. Larson options or cashless exercise warrants during the first quarter of 2007 to acquire a minimum of 18,000,000 shares of our common stock at terms to be determined by our Board of Directors. Under the terms of the agreement, Mr. Larson is prohibited from competing with us in the oil and gas business during his employment term, and for a one-year period subsequent to the termination of his employment with us. On March 8, 2007, the Company entered into a new employment agreement with Mr. Larson that superceded, but provided for the identical terms of, cash compensation and restrictive covenants as Mr. Larson’s agreement of December 21, 2006. In addition, Mr. Larson received 5,000,000 shares of our Series B Convertible Preferred Stock in April 2007, which were automatically converted into 10,000,000 shares of our common stock. Mr. Larson was also entitled to receive stock options or cashless warrants to acquire 30,000,000 shares of our common stock pursuant to our 2007 Stock Option Plan, which has been approved by our Board of Directors and is subject to our shareholders’ approval.

On July 11, 2007, we entered into a Release and Settlement Agreement with Mr. Larson, pursuant to which Mr. Larson agreed to return 5,000,000 shares of our common stock and resign as the President, CEO and Board Director of us as noticed by our Board of Directors, but no later than December 2007. Since we had not issued our first quarter of 2007 financial statements as of July 11, 2007, the date of the Release and Settlement Agreement, we only deemed 5,000,000 shares of common stock as issued to Mr. Larson. Those shares resulted from the conversion of 2,500,000 shares of our Series B Convertible Preferred Stock in April 2007. Consequently, we only deemed 2,500,000 shares of Series B Convertible Preferred Stock validly issuable to Mr. Larson as of March 31, 2007 and recorded compensation expense of $2,000,000 during the first quarter of 2007. Mr. Larson received a one-time settlement and separation fee of $100,000 to be paid by us in installments commencing July 25, 2007 through December 2007. As of August 20, 2007, we have paid $30,000 to Mr. Larson for the settlement and separation fee. In addition, for a period of one year, we will pay Mr. Larson a finder’s fee of 5% of the gross amount received by us in the form of a debenture, note, or similar instrument, from lenders as introduced solely by Mr. Larson. This settlement agreement terminated our employment agreement with Mr. Larson and mutually released all obligations under the employment agreement.

On March 1, 2006, we entered into a consulting agreement with Impact pursuant to which Impact agreed to provide services including business development, land and mineral sites development, strategic marketing plan, etc. commencing March 1, 2006 for one year.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Impact is an entity controlled by Stephen White. Mr. White and his affiliated entities owned more than 5% of our common stock. Impact received $8,000 per month as a consulting fee and also received reimbursement for related costs. On June 30, 2006, we entered into a new consulting agreement with Impact, which superseded the original agreement (“Second Agreement”). Under the Second Agreement, Impact provided the identical services to Indigo, for a term commencing September 1, 2006 for one year, in consideration for which Impact received $10,000 per month and reimbursement of related costs. During the fourth quarter of 2006, we entered into another agreement with Impact under which Impact provided certain additional consulting services to us in November and December 2006, in exchange for a flat fee of $15,000 and reimbursement of related costs. On December 21, 2006, we entered into a new consulting agreement with Impact pursuant to which we agreed to pay Impact a monthly consulting fee of $10,000, and to issue Impact options, or cashless exercise warrants, during the first quarter of 2007 to acquire a minimum of 22,600,000 shares of our common stock at terms to be determined by our Board of Directors. This agreement superceded the Second Agreement, and was effective on January 1, 2007 for a two-year period, and would be automatically renewed for consecutive one-year periods unless terminated by either party. On March 9, 2007, we entered into a new consulting agreement with Impact, whereby effective January 1, 2007, we were required to pay Impact a monthly consulting fee of $10,000, which was increased to $17,250 per month commencing March 2007. During the first half of 2007, we incurred $37,250 of consulting expense with Impact. Impact also received 25,000,000 shares of our Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock was automatically convertible into two shares of our common stock at a rate of 25% annually, commencing on April 1, 2007 through April 1, 2010. In April 2007, 6,250,000 shares of the Series B Convertible Preferred Stock were converted into 12,500,000 shares of our common stock.

On April 3, 2007, we informed Impact that we would no longer pay Impact its monthly consulting fee and reimburse Impact for its expenses. Instead, we would pay Impact a fee equal to 5% of the funds raised for us directly attributable to the efforts of Impact. On July 11, 2007, we entered into a Release and Settlement Agreement with Impact which terminated our consulting agreement with Impact. As a result, Impact was required to surrender 8,500,000 shares of our common stock issued upon its conversion of our Series B Convertible Preferred Stock in April 2007. In addition, Impact was released of any future service obligation to us and required to surrender all our Series B Convertible Preferred Stock it held, which were originally convertible into 37,500,000 shares of our common stock over the next three years. Since we had not issued our first quarter of 2007 financial statements as of July 11, 2007, the date of the Release and Settlement Agreement, we only deemed 4,000,000 shares of common stock as issued to Impact, which were converted from 2,000,000 shares of our Series B Convertible Preferred Stock in April 2007. Consequently, we only deemed 2,000,000 shares of Series B Convertible Preferred Stock validly issuable to Impact as of March 31, 2007 and recorded consulting expense of $1,600,000 during the first quarter of 2007.

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

NOTE 11 - SUBSEQUENT EVENTS NOT DISCLOSED ELSEWHERE

On July 2, 2007, we borrowed $25,000 from an individual lender and issued a promissory note that provided for interest at a rate of 20% per annum with a maturity date of February 2008. The note and accrued interest thereon will be converted into shares of our

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

common stock at a conversion price equal to 70% of the average ten-day closing price of the stock immediately prior to the maturity date of the note. Within thirty days of funding of the loan, the lender is also to receive 25,000 shares of our common stock. As of August 16, 2007, we have issued 25,000 shares of common stock to the lender.

On July 2, 2007, we borrowed $25,000 from an individual lender and issued a promissory note that provided for interest at a rate of 20% per annum with a maturity date of December 30, 2007. Within thirty days of funding of the loan, the lender is to receive shares of our common stock equal to twice the numerical dollars of the principal of the loan. In the event the note is unpaid within ten days of its maturity date, we will incur a late charge equal to 10% of the note amount. As of August 16, 2007, we have issued 50,000 shares of common stock to the lender.

On July 9, 2007, we borrowed $100,000 from an individual lender and issued a promissory note that provided for interest at a rate of 20% per annum with a maturity date of January 9, 2008. The lender has the option to either receive all principal and interest due on the loan within ten days of the maturity date or to receive shares of our common stock equal to the numerical dollars of principal and interest outstanding on the maturity date of the loan. Within thirty days of funding of the loan, the lender is also to receive additional shares of our common stock equal to twice the numerical dollars of the principal of the loan. In the event the note is unpaid within ten days of its maturity date, we will incur a late charge equal to 10% of the note amount. As of August 16, 2007, we have issued 200,000 shares of common stock to the lender.

On July 10, 2007, we borrowed $125,000 from an individual lender and issued a promissory note that provided for interest at a rate of 12% per annum with a maturity date of October 12, 2007. Within thirty days of funding of the loan, the lender is also to receive shares of our common stock equal to three times the numerical dollars of the principal of the loan. In the event the note is unpaid within ten days of its maturity date, we will incur a late charge equal to 10% of the note amount. As of August 16, 2007, we have issued 375,000 shares of common stock to the lender.

On July 11, 2007, we borrowed $25,000 from an individual lender and issued a promissory note that provided for interest at a rate of 20% per annum with a maturity date of January 11, 2008. Within thirty days of funding of the loan, the lender is also to receive shares of our common stock equal to twice the numerical dollars of the principal of the loan. In the event the note is unpaid within ten days of its maturity date, we will incur a late charge equal to 10% of the note amount. As of August 16, 2007, we have issued 50,000 shares of common stock to the lender.

On July 12, 2007, we borrowed $25,000 from an individual lender and issued a promissory note that provided for interest at a rate of 10% per annum with a maturity date of September 12, 2007. Within thirty days of funding of the loan, the lender is also to receive shares of our common stock equal to the numerical dollars of the principal of the loan. In the event the note is unpaid within ten days of its maturity date, we will incur a late charge equal to 10% of the note amount. As of August 16, 2007, we have issued 50,000 shares of common stock to the lender.

On July 14, 2007, we borrowed $25,000 from an individual lender and issued a promissory note that provided for interest at a rate of 10% per annum with a maturity date of January 14, 2008. Within thirty days of funding of the loan, the lender is also to receive shares of our common stock equal to twice the numerical dollars of the principal of the loan. In the event the note is unpaid within ten days of its maturity date, we will incur a late charge equal to 10% of the note amount.

On July 20, 2007, we borrowed $40,000 from an individual lender and issued a promissory note that provided for interest at a rate of 20% per annum with a maturity date of January 20, 2008. Within thirty days of funding of the loan, the lender is also to receive shares of our common stock equal to twice the numerical dollars of the principal of the loan. In the event the note is unpaid within ten days of its maturity date, we will incur a late charge equal to 10% of the note amount.

On July 27, 2007, we borrowed $50,000 each from three individual lenders and issued promissory notes in the total mount of $150,000 that provided for interest at a rate of 20% per annum with a maturity date of January 30, 2008. Within thirty days of funding of the loan, the lenders are also to receive shares of our common stock equal to twice the numerical dollars of the principal of the loan. In the event the notes are unpaid within ten days of its maturity date, we will incur a late charge equal to 10% of the note amount.

On July 27, 2007, we borrowed $150,000 from an individual lender and issued a promissory note and a settlement agreement. The promissory note has a maturity date of September 15, 2007 and provided for interest to be paid in the amount of $2,000 within 5 days of the due date. In the event the note is unpaid within ten days of its maturity date, we will incur a late charge equal to 10% of the note amount. The settlement agreement releases Indigo from all obligations contained within a promissory note dated April 6, 2007 in the amount of $100,000, which was included in the series of convertible notes issued in April and May 2007 (see Convertible Notes - Series 2 in Note 5). The settlement agreement also releases Indigo from all obligations contained within the promissory note dated January 25, 2007 in the amount of $80,000 (see Note 3 of Promissory Notes in Note 5). As an additional consideration, within thirty days of funding of the loan, the lender is also to receive 1,400,000 shares of the Company’s common stock. As of August 16, 2007, we have issued 1,400,000 shares of common stock to the lender.

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

General

We are an independent Nevada energy company, currently engaged in the exploration, development and production of natural gas. Our strategy is to profitably grow reserves and production, primarily through acquiring gas leasehold interests and participating in or actively conducting drilling operations in order to exploit those interests.  The Company was formed in 1993 and subsequently changed its name to Procare America, Inc. in 1999. In 2001 the Company ceased all operations and became a public shell company. On December 15, 2005, the Company issued 49,100,000 shares of common stock in exchange for 100% of the outstanding shares of Indigo Land & Development, Inc. (“ILD”), which was treated as a recapitalization of ILD. On January 12, 2006, the Company changed its name to Indigo-Energy, Inc.

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

As an exploration stage company, we have incurred losses since our inception. We are delinquent on many of our obligations to our creditors, some of which have field liens on our properties. Also, current liabilities exceed our current assets. We have been borrowing money and assigning net revenue interests in oil and gas properties as collateral or consider for these loans. We need to raise a significant amount of cash to fund current operations and current capital commitments. There are no assurances that we will receive funding to implement our business plan and our independent registered accountant indicated in its opinion on our 2006 annual financial statements that there was substantial doubt about our ability to continue as a going concern.

As of July 18, 2007, we continued to owe our operators and vendors payments for drilling our wells, however, as a result of our paying a portion of the amounts due, we have been assigned a portion of various percentage of working interest in those wells by the operators.

Results of Operations for the Six Months Ended June 30, 2007 and June 30, 2006

The operating loss from continuing operations for the six-month period ended June 30, 2007 amounted to $19,869,020 compared with an operating loss of $18,862,705 for the six-month period ended June 30, 2006. The increase in operating loss is primarily attributable to an increase in interest expense that was partially offset by a decrease in general and administrative expenses.

Revenues

Revenues primarily consist of fees generated from the operation of our various oil and gas wells.

We generated $294,664 of revenue during the six-month period ended June 30, 2007 as compared to $0 during the six-month period ended June 30, 2006. The $294,664 increase in revenues was due to gas production commencing on our wells during the first half of 2007.

Operating Expenses

Operating expenses increased to $68,949 for the six-month period ended June 30, 2007 as compared to $0 for the six-month period ended June 30, 2006. Operating expenses incurred during the first six months of 2007 in connection with gas production commencing consisted of $50,261 of well insurance and $18,688 of well operating expenses.

General and Administrative Expenses

General and administrative expenses decreased to $14,421,675 for the six-month period ended June 30, 2007 as compared to $18,629,307 for the six-month period ended June 30, 2006. The decrease is primarily a result of a reduction in share-based consulting fees.

Interest Expense

Interest expense increased to $5,529,203 for the six-month period ended June 30, 2007 as compared to $233,398 for the six-month period ended June 30, 2006. The increase is primarily a result of $4,555,258 of interest resulting from forbearance obligations, $775,463 of amortization of discounts on convertible and promissory notes, $48,697 of interest related to net revenue interest payments due on certain notes, as well as $100,528 of accrued interest on our debt, and $50,000 of late fee penalty on promissory notes, compared to $229,263 of amortization of discounts on convertible debt and $4,363 of accrued interest on the debt at June 30, 2006.

Minority Interest

Minority interest of $45,025 for the six-month period ended June 30, 2007 represented the allocation of 50% of the net income generated by our subsidiary, Indigo LP, to the participating partners of Indigo LP. Indigo LP was formed in July 2006.

Results of Operations for the Quarters Ended June 30, 2007 and June 30, 2006

The operating loss from continuing operations for the three-month period ended June 30, 2007 amounted to $1,564,201 compared with an operating loss of $2,950,598 for the three-month period ended June 30, 2006. The decrease in operating loss is primarily attributable to a decrease in general and administrative expenses that was partially offset by an increase in interest expense.

Revenues

Revenues primarily consist of income generated from the operation of our gas wells.

We generated $253,161 of revenue during the three-month period ended June 30, 2007 as compared to $0 during the three-month period ended June 30, 2006. The $253,161 increase in revenues was due to gas production commencing on our wells during the first half of 2007.

Operating Expenses

Operating expenses increased to $25,519 for the three-month period ended June 30, 2007 as compared to $0 for the three-month period ended June 30, 2006. Operating expenses incurred during the quarter ended June 30, 2007 consisted primarily of well insurance expenses.

General and Administrative Expenses

General and administrative expenses decreased to $1,021,867 for the three-month period ended June 30, 2007 as compared to $2,894,590 for the three-month period ended June 30, 2006. The decrease is primarily a result of a reduction in share-based consulting fees.

Interest Expense

Interest expense increased to $619,369 for the three-month period ended June 30, 2007 as compared to $56,008 for the three-month period ended June 30, 2006. The increase is primarily a result of $527,410 of amortization of discounts on convertible and promissory notes, $48,697 of interest related to net revenue interest payments on certain of our notes, and $44,034 of accrued interest on our debt, compared to $51,678 of amortization of discounts on convertible debt and $4,363 of accrued interest on our debt at June 30, 2006.

Minority Interest

Minority interest of $51,775 for the three-month period ended June 30, 2007 represented the allocation of 50% of the net income generated by our subsidiary, Indigo LP, to the participating partners of Indigo LP. Indigo LP was formed in July 2006.

Liquidity and Capital Resources

The Company is in the exploration stage and has incurred losses since its inception and is delinquent on many of its obligations to its creditors, some of which have filed liens against certain of the Company's properties. Also, its current liabilities exceed its current assets. The Company has been borrowing money and assigning net revenue interests in certain wells as collateral or consideration for these loans. The Company needs to raise a significant amount of cash to fund current operations and current capital commitments. There are no assurances the Company will receive funding necessary to implement its business plan. This raises substantial doubt about the ability of the Company to continue as a going concern.

The Company plans to raise funds from private offerings of equity and debt securities in order to fund its operations through June 2008. The Company will need to raise additional funds in the event it locates additional prospects for acquisition, experiences cost overruns at its current prospects, or fails to generate projected revenues.

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

Since our inception, we have primarily funded our operations primarily through private sales of our common stock, convertible debt, and promissory notes. As of June 30, 2007 and December 31, 2006, we had a cash balance of $72,914 and $66,663, respectively.

Net cash used in operating activities was $1,028,146 for the six-month period ended June 30, 2007 as compared to net cash used in operating activities of $649,691 for the six-month period ended June 30, 2006. The $378,455 increase in cash used in operating activities was primarily due to our increased payments to fund general and administrative expenses during the first half of 2007.

Net cash used in investing activities was $40,941 for the six-month period ended June 30, 2007 as compared to net cash used in investing activities of $1,131,664 for the six-month period ended June 30, 2006. The $1,090,723 decrease in cash used in investing activities was primarily due to decreased expenditures on our oil and gas properties as a result of cash shortfalls.

Net cash provided by financing activities was $1,075,338 for the six-month period ended June 30, 2007 as compared to net cash provided by financing activities of $1,979,865 for the six-month period ended June 30, 2006. The amounts in both periods represent mostly net proceeds from sales of our debt and equity securities.

At June 30, 2007, we had a working capital deficit of $3,749,028 compared to a working capital deficit of $3,653,955 at December 31, 2006. The increase in working capital deficit in the amount of $95,073 was due primarily to an increase in our notes payable of $649,082, an increase in our accounts payable and accrued expenses in the amount of $176,949; and a decrease in our prepaid expenses of $68,343. This was offset by a decrease in our liabilities to be settled in common stock in the amount of $468,758, an increase in accounts receivable in the amount of $280,182, and a decrease in due to related parties in the amount of $44,111.

We require a minimum of approximately $1,400,000 in order to fund the tangible drilling costs of Indigo LP, $700,000 to pay for our outstanding professional fees, $75,000 to pay for the drilling costs incurred in our three initial wells, $1,615,000 to pay our notes payable obligation, a total of approximately $98,000 to pay for our obligations due to HUB, and additional funds to meet our capital needs for the anticipated drilling, development, and production activities on the Indigo Property as well as any other oil and gas properties we may acquire over the next twelve months. In addition, in the event we locate additional prospects for acquisition, experience cost overruns at our current prospects or fail to generate projected revenues, we will also need additional funds during the next twelve months. We currently do not have sufficient funds to fund our current operations, pay our debts and other liabilities, and operate at our current levels for the next twelve months. Accordingly, we need to raise additional funds through sales of our securities or otherwise, immediately.

If we are unable to obtain additional funds on terms favorable to us, if at all, we may be required to delay, scale back or eliminate some or all of our exploration and well development programs and may be required to relinquish our interest in one or more of our projects or in the extreme case, cease operations.

Balance Sheets

Comparison of the balance sheet as of June 30, 2007 and December 31, 2006

Oil and gas properties increased from $6,136,800 at December 31, 2006 to $9,074,192 at June 30, 2007 primarily due to $2,948,000 being recorded as a result of our issuance of 2,680,000 shares of common stock to the participating partners of Indigo LP in exchange for a 20% cash flow distribution and profit allocation in Indigo LP. The increase also resulted from $104,467 of additional well completion costs and $30,000 of asset retirement obligations recorded during the first half of 2007, which was offset by $98,831 of depletion and $52,186 of reduction in oil and gas properties related to assignment of net revenue interests.

Deferred loan costs net of amortization decreased from $35,833 at December 31, 2006 to $29,167 at June 30, 2007 due to the amortization of loan costs.

Current and Long-Term Liabilities

Accounts payable and accrued expenses increased from $2,976,030 at December 31, 2006 to $3,152,979 at June 30, 2007 primarily due to additional accrued professional fees incurred for purposes of bringing our filings current with the SEC and consulting fees.

Notes payable net of discount increased from $330,622 at December 31, 2006 to $979,704 at June 30, 2007 primarily due to the issuance of $1,165,000 of promissory notes during the first half of 2007, which was offset by unamortized discounts of $532,418 on the notes.

Liabilities to be settled in common stock decreased from $493,730 at December 31, 2006 to $24,973 at June 30, 2007 primarily due to the issuance of 674,743 shares of common stock valued at $468,758 to settle the liabilities during the first quarter of 2007.

Net convertible notes increased from $35,295 at December 31, 2006 to $101,939 at June 30, 2007 due to the amortization of discounts on the convertible notes.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  As a result of communication from our auditors and whereby management identified several filings which needed to be restated and re-filed (which the Company did) based on communication from the Securities and Exchange Commission, we have identified the following material weaknesses of our internal controls:

•
The Company currently has insufficient resources and an insufficient level of monitoring and oversight, which may restrict the Company's ability to gather, analyze and report information relative to the financial statements in a timely manner, including insufficient documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions. In addition, the limited size of the accounting department makes it impractical to achieve an optimum segregation of duties

•	Lack of formal policy for review and booking of stock issuances;

•	Lack of expertise in US generally accepted accounting principles;

•	Lack of expertise in US Securities and Exchange commissions rules and regulations;

•	Lack of formal process and timeline for closing the books and records at the end of each reporting period;

•
The Company currently has an insufficient level of monitoring and oversight controls for contract and agreements. This restricts the Company's ability to gather, analyze and report information relative to the financial statements in a timely manner, including insufficient documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions. In addition this has resulted in a lack of control over the issuance of the Company's stock which resulted in several instances of extra or duplicate shares being issued.

•	Lack of internal personnel experienced and knowledgeable about oil and gas operations.

Commencing at end of 2006 and through July 2007, the Company took the following actions to start addressing the weaknesses noted above and catch up with its 2007 interim filings:

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

•	The Company has established a process to document and control the issuance of stock and issuance requests via its Stock Transfer Agent that should eliminate duplication issuances.

(b)	Changes in internal controls.

No significant changes occurred in our internal control over financial reporting during the quarter ended June 30, 2007, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

The Company is not a party to any litigation. However, LK Drilling has filed six liens on wells operated by Mid-East Oil for the Company's benefit, although the Company is only named in one of such liens while in the others only Mid-East is a named party. McJunkin Corp. and Tunnelton Liquids also filed liens against Mid-East. The total amount of such eight claims is approximately $493,000.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURIITES AND USE OF PROCEEDS.

On of May 23, 2007, the Company issued to a private lender 300,000 shares of the Company’s common stock valued at $273,000.

As of June 30, 2007, the Company has issued to various lenders 970,000 shares of the Company’s common stock and had 200,000 issuable shares to those Lenders, which were valued at $361,300.

As of June 30, 2007, the Company had 3,000,000 shares of the Company’s common stock issuable to Network 1 Financial Securities Inc., valued at $1,350,000.

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

During the first quarter of 2007, our Board of Directors authorized the issuance of an aggregate of 17,000,000 shares of the Series B Convertible Preferred stock to various parties, consisting of 12,500,000 to HUB Energy, LLC (“HUB”) (see Advisory Agreements with HUB, a Related Party section in Note 4 of our June 30, 2007 condensed consolidated financial statements), 2,500,000 to Dave Larson (see Note 10 of our June 30, 2007 condensed consolidated financial statements), and 2,000,000 to Impact (see Note 10 our June 30, 2007 condensed consolidated financial statements). In April 2007, 9,500,000 shares of the Series B Convertible Preferred Stock were issued, which were valued at $7,600,000 and immediately converted into 19,000,000 shares of our common stock. As of June 30, 2007, 7,500,000 shares granted to HUB remained unvested.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Identification of Exhibit

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment dated November 8, 1982 (1)

3.3	Certificate of Amendment to Articles of Incorporation dated May 29, 1987 (1)

3.4	Articles of Amendment dated December 4, 1987 (1)

3.5	Certificate of Amendment dated February 25, 1999 (1)

3.6	Certificate of Amendment dated January 11, 2006 (1)

3.7	By-Laws dated January 25, 2006 (1)

10.1	Promissory Note in favor of MLPF&S CUST FBO Dean Davis

10.2	Promissory Note in favor of James C. Walter, Sr.

10.3	Financial Services Agreement with Network One Financial Securities, Inc.

10.4	Deed between Indigo Land & Development, Inc. and Indigo-Energy, Inc.

10.5	Agreement for Withdrawal of Epicenter Oil and Gas

10.6	Settlement and Release Agreement with Falcon Holdings, Inc.

10.7	Consulting Agreement with Paul Pichardo

10.8	Settlement Agreement with David Larson

10.9	Promissory Note in favor of Jeremy Sanchez and Heather McIlhinney

31.1	Sarbanes Oxley Section 302 Certification

31.2	Sarbanes Oxley Section 302 Certification

32.1	Sarbanes Oxley Section 906 Certification

32.2	Sarbanes Oxley Section 906 Certification

(1)	Previously filed.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

INDIGO-ENERGY, INC.

Date: August 30, 2007	By:	/s/ David J. Larson

Name: David J. Larson Title: President and Chief Executive Officer