Form 10QSB
period 2007-09-30
Indigo-Energy, Inc.
filed 2007-11-19
CIK 356870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

____________________________________________________________
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
Yes ☒ No ☐

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
Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 16, 2007 the Company had 165,212,030 shares of Common Stock issued and outstanding.

TABLE OF CONTENTS

		Page
	PART I
	FINANCIAL INFORMATION
Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets — (Unaudited)	3

	Condensed Consolidated Statements of Operations — (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows — (Unaudited)	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis or Plan of Operation	42

Item 3.	Controls and Procedures	45

	PART II
	OTHER INFORMATION
Item 1	Legal Proceedings	47

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 6.	Exhibits	48

Signatures		50

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$-	$66,663
Accounts receivable	193,448	-
Accounts receivable - related party	65,515	-
Prepaid expenses	415,197	423,290
Prepaid expenses - related party	45,800	30,000
Due from related party	4,000	4,000

Total current assets	723,960	523,953

Proved oil and gas properties, net	3,031,762	-
Unproved oil and gas properties	3,422,174	6,136,800

Other Assets
Deferred loan costs, net of accumulated amortization of $240,377 and
$230,377 at September 30, 2007 and December 31, 2006, respectively	25,833	35,833

	$7,203,729	$6,696,586
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,861,269	$2,968,527
Accounts payable and accrued expenses - related party	294,986	7,503
Notes payable, net of discount	1,855,813	330,622
Liabilities to be settled in common stock	-	493,730
Due to related parties	339,602	377,526

Total current liabilities	5,351,670	4,177,908

Convertible notes, net	134,577	35,295

Total liabilities	5,486,247	4,213,203

Commitments and contingencies

Minority interest	2,825,306	3,979,995

Stockholders’ deficit
Series A convertible super preferred stock; $.001 par value; 25,000,000 authorized; 700,000 issued and outstanding at September 30, 2007; 2,662,100
issuable at December 31, 2006; Liquidation preference: see Note 8	700	2,662
Series B convertible preferred stock; $.001 par value; 75,000,000 authorized;
0 issued and outstanding at September 30, 2007 and December 31, 2006;
7,500,000 unvested as of September 30, 2007; Liquidation preference: see Note 8	-	-
Common stock; $.001 par value; 600,000,000 shares authorized;
164,357,030 and 118,627,377 shares issued and outstanding at September 30,
2007 and December 31, 2006, respectively; 30,000 and 0 shares
issuable at September 30, 2007 and December 31, 2006, respectively	164,387	118,627
Additional paid-in capital	51,176,507	26,108,369
Deficit accumulated in the exploration stage since Quasi- reorganization
December 31, 2002	(52,449,418)	(27,726,270)

Total stockholders’ deficit	(1,107,824)	(1,496,612)

	$7,203,729	$6,696,586

See notes to these condensed consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Condensed Consolidated Statements of Operations
(Unaudited)

					Since Quasi-
					Reorganization
	Three Months Ended		Nine Months Ended		(1/1/03) to
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007

Revenues	$78,212	$-	$339,297	$-	$339,297
Revenues - related party	35,293	-	68,872	-	68,872

Net revenues	113,505	-	408,169	-	408,169

Operating expenses
Impairment of oil and gas properties	2,600,556	-	2,600,556	-	3,130,560
Depletion	52,232	-	151,063	-	151,063
Operating expenses	1,016	41,242	69,965	41,242	161,230
Operating expenses - related party	3,307	-	3,307	-	3,307
General and administrative - related party	704,600	179,841	8,971,850	7,406,341	17,228,723
General and administrative	1,320,789	869,377	7,475,214	12,272,184	20,767,575

Total operating expenses	4,682,500	1,090,460	19,271,955	19,719,767	41,442,458

Loss from operations	(4,568,995)	(1,090,460)	(18,863,786)	(19,719,767)	(41,034,289)

Other expenses
Interest expense, net	946,682	1,700,538	6,475,885	1,933,936	9,181,789
Settlement expense - related party	-	900,000	-	900,000	900,000

Total other expense	946,682	2,600,538	6,475,885	2,833,936	10,081,789

Net loss before minority interest	(5,515,677)	(3,690,998)	(25,339,671)	(22,553,703)	(51,116,078)

Minority interest	1,110,052	21,452	1,065,027	21,452	1,122,262

Net loss	(4,405,625)	(3,669,546)	(24,274,644)	(22,532,251)	(49,993,816)

Preferred dividend on Series A convertible
super preferred stock	(72,075)	(175,701)	(448,503)	(216,915)	(884,354)

Net loss attributable to common
shareholders	$(4,477,700)	$(3,845,247)	$(24,723,147)	$(22,749,166)	$(50,878,170)

Basic and diluted loss per common share	$(0.03)	$(0.03)	$(0.17)	$(0.18)	$(.36)

Basic and diluted weighted average
common shares outstanding	162,392,949	122,131,465	145,609,226	127,668,746	141,629,352

See notes to these condensed consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Since Quasi-
	Nine Months Ended September 30,		Reorganization (1/1/03) to September 30,
	2007	2006	2007
Cash flows from operating activities
Net loss	$(24,274,644)	$(22,532,251)	$(49,993,816)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation for consulting services	6,220,851	10,881,750	16,078,851
Share-based compensation for consulting services - related party	8,600,000	7,050,000	15,650,000
Depletion expense	151,063	-	151,063
Interest expense on forbearance agreements	4,555,258	-	4,555,258
Amortization of deferred loan costs	10,000	175,579	240,377
Amortization of discount on convertible debts	1,631,207	1,690,795	3,947,996
Impairment of unproved properties	2,600,556	-	2,968,280
Share-based settlement expense - related party	-	900,000	900,000
Minority interest	(1,065,027)	(21,452)	(1,122,263)
Changes in assets and liabilities
Advances to related party	-	(4,000)	(4,000)
Accounts receivable	(193,447)	-	(193,447)
Accounts receivable - related party	(65,515)	-	(65,515)
Prepaid expenses	63,893	(70,948)	(11,997)
Prepaid expenses - related party	30,000	(39,000)	-
Accounts payable and accrued expenses	175,172	803,909	1,064,195
Accounts payable and accrued expenses - related party	107,497	6,305	115,000
Liabilities to be settled in common stock	-	168,750	1,518,730
Liabilities to be settled in common stock - related party	-	-	750,000
Due to related parties	(37,924)	19,242	(20,398)

Net cash used in operating activities	(1,491,060)	(971,321)	(3,471,686)

Cash flows from investing activities
Tangible and intangible drilling costs for oil and gas properties	(355,944)	(5,323,101)	(5,737,526)

Net cash used in investing activities	(355,944)	(5,323,101)	(5,737,526)

Cash flows from financing activities
Proceeds from issuance debt	1,870,000	3,787,100	5,157,100
Deferred loan costs	-	(236,210)	(266,210)
Prepaid loan costs	-	(120,000)	-
Refund of common stock subscription	-	(10,000)	-
Proceeds from issuance of common stock	-	429,975	1,336,225
Repurchase of common stock - related party	-	(20,000)	(20,000)
Payment to acquire treasury stock - related party	-	(455,000)	(790,000)
Capital contributions from minority interest holders	-	3,200,000	4,400,000
Syndication costs paid by limited partnership	-	(398,242)	(518,241)
Distributions to partners	(89,662)	-	(89,662)

Net cash provided by financing activities	1,780,338	6,177,623	9,209,212

Net decrease in cash and cash equivalents	(66,663)	(116,799)	-

Cash and cash equivalents, beginning of period	66,663	249,315	-

Cash and cash equivalents, end of period	$-	$132,516	$-

See notes to these condensed consolidated financial statements.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by Indigo-Energy, Inc. (the "Company", “Indigo”, or “we”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature except the recording of issuance of our common stock to the participating partners of Indigo-Energy Partners, LP in exchange for an additional 20% cash flow distribution and profit allocation, which resulted in an increase in our unproved oil and gas properties (see Indigo-Energy Partners, LP section in Note 4), and the recording of impairment expense (see Note 4), and the recording of the beneficial conversion features on certain convertible notes (see Convertible Notes section in Note 5). Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations.

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

Select Accounting Policies

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Revenue Recognition

Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if the collection of the revenue is probable. When the Company has an interest in a property with operators, it uses the sales method of accounting for its oil and gas revenues. Under this method of accounting, revenue is recorded based upon the Company's physical delivery of oil and gas to its customers, which can be different from its net working interest in field production. For the nine months ended September 30, 2007, the Company has recorded revenue from oil and gas sales in the amount of $408,169, of which $ 193,447 was included in accounts receivable and $65,515 in accounts receivable - related party at September 30, 2007. The Company did not generate any revenue during 2006.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

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

At September 30, 2007 and 2006, the Company had potentially dilutive shares of 22,142,382 and 5,546,179, respectively.

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

As of November 15, 2007, the Company owed certain parties payments for drilling wells for the Company; however, as a result of the Company paying a portion of the amount due, the Company has been assigned a portion of various percentage of working interest in those wells by the operators (see Oil and Gas Drilling and Operating Agreement of Indigo LP in Note 4).

The Company plans to raise funds from private offerings of equity and debt securities in order to fund its operations through September 30, 2008. The Company will need to raise additional funds in the event it locates additional prospects for acquisition, experiences cost overruns at its current prospects, or fails to generate projected revenues.

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

NOTE 4 - OIL AND GAS PROPERTIES

Indigo Oil and Gas Interests and Operations

As of September 30, 2007, the Company had recorded $419,821 of unproved and $364,149 of proved oil and gas costs incurred in the drilling of the initial three wells of Indigo. During the first quarter of 2007, the Company assigned a total of 13.5% net revenue interest (“NRI”) in one of its three initial wells (“Indigo No. 2 Well”) to two lenders as part of the loan consideration, which resulted in a reduction of $52,186 in its oil and gas properties as of September 30, 2007 (see Promissory Notes section in Note 5). As of September 30, 2007, one of the three initial wells was producing only a nominal amount of revenue and under existing economic and operating conditions continues to be unproved property. The Company is evaluating whether further work on this well will improve production. One well was determined to be proved property. The Company fully impaired the cost of one of the wells in the amount of $387,290 for the nine months ended September 30, 2007. During the nine months ended September 30, 2007, the Company recorded revenue of $84,152 generated from the three initial wells and depletion expense of $23,141 on the proved property.

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

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

As of September 30, 2007, oil and gas property costs incurred in the three initial wells included $226,316 of capitalized interest.

Indigo-Energy Partners, LP

In July 2006, pursuant to a private placement offering, the Company entered into an agreement to become the managing general partner of Indigo-Energy Partners, LP (“Indigo LP” or the “Partnership”). In accordance with the terms of the partnership agreement of Indigo LP dated July 7, 2006 (the “Partnership Agreement”), as managing general partner, Indigo agreed to fund 100% of the tangible drilling cost portion of the aggregate costs related to four turnkey well drilling programs (“Turnkey Well Costs”) (see Oil and Gas Drilling and Operating Agreements section below for further discussion on the drilling programs) and also manage the affairs of the Partnership. The total tangible drilling costs were estimated to be 25% of the Turnkey Well Costs, which amounts to $1,451,317, and has not been funded by Indigo as of November 15, 2007.

The remaining interests in the Partnership were owned by other partners who contributed a total of $4,400,000 pursuant to the private placement offering (the “Participating Partners”) to fund 100% of the intangible drilling portion of the Turnkey Well Costs. These partners are considered as minority interest holders on the Company’s consolidated financial statements under EIFT 04-5. The contribution included $1,200,000 that was contributed to the Partnership in July 2006 by three Participating Partners upon their conversion of the $1,200,000 promissory notes into the partnership interest. According to the private placement offering, each Participating Partner was offered one unit of ownership interest for $300,000 (“Units”). The percentage interest of each Participating Partner was to be determined by dividing each Participating Partner’s capital contribution by the sum of all Participating Partners’ capital contributions plus the managing general partner’s required capital contribution. At the sole discretion of Indigo, as the managing general partner, available cash is to be distributed among the partners in accordance with their respective percentage interests in the Partnership. Distributions in liquidation of the partnership are to be made in accordance with the capital accounts subject to the above distributions. All tangible drilling costs are to be allocated 100% to the managing general partner and all intangible drilling costs allocated 100% to the Participating Partners. Profits or losses are to be allocated among the partners in proportion to their respective percentage interests. As of September 30, 2007, the percentage interest of Indigo and the Participating Partners was 50% each. Each Participating Partner may initially elect to be either a general or limited partner and Indigo as the managing general partner has the right to convert all Participating Partners that have elected general partner status to limited partner. The Partnership Agreement provides that this conversion takes place as of the first of the year following the year in which the conversion is elected.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

In connection with the private placement offering of the partnership interests in Indigo LP, as additional consideration for the Participating Partners’ capital contributions, each Participating Partner was to be issued warrants to purchase an indeterminate number of shares of the common stock of Indigo.

On December 15, 2006, the Partnership Agreement was amended through a letter agreement as a result of which Indigo and the Participating Partners agreed that effective January 1, 2007, the Participating Partners will (i) reduce their cash flow distribution and profit allocation to 50% in return for 2,640,000 shares of Indigo’s common stock and (ii) waive all their rights to receive warrants to purchase the Company’s common stock. The Company issued 2,680,000 shares of its common stock to the Participating Partners on January 23, 2007 which were valued at $2,948,000, based on the trading price of its common stock of $1.10 on December 15, 2006, the date of the agreement, which resulted in an increase of $2,948,000 in total oil and gas properties on the Company’s consolidated financial statements as of September 30, 2007. Based on the number of proved and unproved wells out of the total twenty five wells drilled by Indigo LP (see Oil and Gas Drilling and Operating Agreements of Indigo LP section below), of the total increase of $2,948,000 in oil and gas properties, $1,532,960 was allocated to proved properties and $1,415,040 allocated to unproved properties. The extra 40,000 shares of common stock the Company inadvertently issued to the Participating Partners will not be returned to the Company. During the first nine months of 2007, Indigo LP made a cash distribution to certain partners of $89,662.

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

DOA1

Under DOA1, Operator1 agreed to drill, complete and operate five wells in the drilling area as defined by DOA1 for a term as long as any well covered is producing oil or gas. The turnkey price per well is $350,000. In exchange for the turnkey price, Operator1 will provide one well complete to the pipeline. Upon completion of each well and payment in full by the Developers, Operator1 will assign to the Developers their respective interest in the wells. As of September 30, 2007, Indigo LP has incurred drilling costs in the amount of $1,531,250 under DOA1 determined based on the well completion percentage of each well, of which $671,598 was unpaid and accrued for as of September 30, 2007.

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

All five wells under DOA1 are currently producing and determined to be proved properties as of September 30, 2007. For the nine months ended September 30, 2007, Indigo LP recorded gas revenue in the amount of $103,595 under DOA1.

DOA2

Under DOA2, Operator2 agreed to drill, complete and operate five wells in the drilling area as defined by DOA2 for a term as long as any well covered is producing oil or gas. The turnkey price per well is (A) three wells at $290,970 and (B) two wells at $277,565. In exchange for the turnkey price, Operator2 will provide one well complete to the pipeline. Upon completion of each well and payment in full by the Developer, Operator2 will assign to the Developer its respective interest in the wells. As of September 30, 2007, Indigo LP has incurred drilling costs in the amount of $856,824 under DOA2 determined based on the well completion percentage of each well, of which $381,824 was unpaid and accrued for as of September 30, 2007.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

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

All five wells under DOA2 are currently producing and determined to be proved properties as of September 30, 2007. For the nine months ended September 30, 2007, Indigo LP recorded gas revenue in the amount of $84,471 under DOA2.

DOA3

Under DOA3, Operator3 agreed to drill, complete and operate five wells in the drilling area as defined by DOA3 for a term as long as any well covered is producing oil or gas. The turnkey price per well is $258,000. In exchange for the turnkey price, Operator3 will provide one well complete to the pipeline. Upon completion of each well and payment in full by the Developer, Operator3 will assign to the Developer its respective interest in the wells. As of September 30, 2007, Indigo LP has incurred drilling costs in the amount of $541,800 under DOA3 determined based on the well completion percentage of each well, for which Indigo LP has paid Operator3 $945,000. The excess payment of $403,200 was recorded as a prepayment as of September 30, 2007.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

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

All five wells have not been completed and therefore are classified as unproved properties as of September 30, 2007.

DOA4 - Related Party

Mid-East Oil Company and HUB are under common control of Mark Thompson. As a result of HUB becoming a related party of Indigo (see Advisory Agreements with HUB, a Related Party section below), Mid-East also became a related party of Indigo commencing April 2007.

Under DOA4, Operator4 agreed to drill, complete and operate ten wells in the drilling area as defined by DOA4 for a term as long as any well covered is producing oil or gas. The turnkey price per well is (A) three wells at $290,970, (B) four wells at $332,985, and (C) three wells at $353,804. In exchange for the turnkey price, Operator4 will provide one well complete to the pipeline. Upon completion of each well and payment in full by the Developer, Operator4 will assign to the Developer its respective interest in the wells. As of September 30, 2007, Indigo LP has incurred drilling costs in the amount of $1,582,505 under DOA4 determined based on the well completion percentage of each well, of which $146,948 was unpaid and accrued for as of September 30, 2007.

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

Five of the ten wells under DOA4 are currently producing. However, two of five wells are producing with only a nominal amount of revenue and under existing economic and operating conditions are determined to be unproved while the Company evaluates future work on these wells to improve production, only three of the total ten wells are determined to be proved as of September 30, 2007. Costs incurred on these three wells amounted to $686,192, which were recorded as proved properties costs. Costs incurred on the remaining seven wells of $896,313 were recorded as unproved properties costs. For the nine months ended September 30, 2007, Indigo LP recorded gas revenue in the amount of $77,376 under DOA4.

See “Advisory Agreements with HUB, a Related Party” section below for information on the Settlement and Modification Agreement we subsequently entered into with Mid-East, HUB Energy, LLC and Mark Thompson in November 2007.

Under the four drilling and operating programs described above, seven wells were completed in 2006 and eight wells have been completed in 2007. These fifteen wells are all currently producing natural gas. The following table lists the period and quantity of the completed wells:

Wells Completed

Period	Quantity
August 2006	2
September 2006	3
October 2006	2
January 2007	7
February 2007	1

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

For the nine months ended September 30, 2007, Indigo LP recorded depletion expense of $127,922 on the proved properties.

During the nine months ended September 30, 2007, Indigo LP recorded impairment expense of $2,213,266 on the proved properties based on the comparison of the carrying costs of the properties with the present value of the estimated discounted future cash flows to be generated from those properties under the ceiling test.

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

On December 28, 2006, Indigo entered into a letter agreement amending the HUB Advisory Service Agreement, which eliminated Indigo’s obligation to issue HUB options to purchase the total of 15 million shares upon HUB’s completion and delivery of a total of 250 wells as described above. Instead, under the amendment agreement, Indigo was required to issue options to HUB to purchase 7,000,000 shares of its common stock at terms to be determined by its Board of Directors. A second amendment to HUB Advisory Service Agreement was entered into in March 2007, whereby HUB was entitled to receive 12,500,000 shares of Indigo’s Series B convertible preferred stock (“Series B Convertible Preferred Stock” - see Note 8) in place of the options to purchase 7,000,000 shares of the Company’s common stock. The 12,500,000 shares of Series B Convertible Preferred Stock are automatically convertible into the Company’s common stock as follows: 5,000,000 preferred shares are convertible into 10,000,000 shares of Indigo’s common stock immediately, and 2,500,000 preferred shares each are convertible into 5,000,000 common shares in April of 2008, 2009 and 2010, respectively. The value of each share of Series B Convertible Preferred Stock is $.80 as determined by an independent valuation consultant. The Company recognized $4,000,000 as compensation expense for the 5,000,000 shares of Series B Convertible Preferred Stock issuable to HUB during the three months ended March 31, 2007. During the second quarter of 2007, 5,000,000 shares of the Series B Convertible Preferred Stock were issued to HUB, which were immediately converted into 10,000,000 shares of Indigo’s common stock, upon which HUB became a related party of us which owns more than 5% of our outstanding common stock upon conversion of the Series B Convertible Preferred Stock. The second traunche of 2,500,000 preferred shares convertible into 5,000,000 shares of Indigo’s common stock in April 2008 were valued at $2,000,000. During the nine months ended September 30, 2007, the Company recognized $1,000,000 of compensation expense related to the second traunche of Series B Convertible Preferred Stock.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

The HUB Agreements were entered into between Indigo and HUB before the formation of Indigo LP. After Indigo LP was formed in July 2006 and upon its execution of the four Drilling and Operating Agreements, Indigo LP also became subject to the terms of the Advisory Service Agreement on the twenty-five wells drilled under the four drilling programs. As a result, as of September 30, 2007, Indigo LP has incurred advisory services costs in the amount of $389,200 determined based on the well completion percentage of each well, for which Indigo LP has paid HUB $435,000. The excess payment of $45,800 was recorded as a prepaid expense as of September 30, 2007.

On December 22, 2006, Indigo and Indigo LP entered into a Forbearance Agreement with HUB to extend the due date for obligations due to HUB and Mid-East Oil Company in the total amount of $123,039 consisting of $90,000 of drilling services fees and $33,039 for expense reimbursements, to March 31, 2007, in exchange for which Indigo agreed to issue 246,078 shares of its common stock to HUB. The shares were valued at $270,686, based on the trading price of Indigo’s common stock of $1.10 per share on the date of the Forbearance Agreement, which was recorded as interest expense and accrued for at December 31, 2006. On April 5, 2007, the Forbearance Agreement was amended such that the due date for the obligations was extended to April 16, 2007. In July 2007, Indigo LP paid $25,000 to HUB. As of September 30, 2007, Indigo and Indigo LP still owed a total of $134,187 to HUB and Mid-East Oil Company.

In November 2007, we entered into a Modification and Settlement Agreement with HUB, Mid-East Oil Company and Mark Thomson (the “Advisors”) agreeing to modify the terms as provided under the original agreement entered into between all these parties. Under the terms of this agreement, we acknowledged indebtedness to HUB for $65,000 for advisory fees in connection with the development of certain oil and gas interests. We also acknowledged indebtedness to Mid-East Oil Company for $1,037,645 for drilling obligations and $33,039 in expense reimbursements.

The parties agreed that the above-mentioned obligations will be satisfied in full by Indigo paying $283,039 to Mid-East Oil Company and $65,000 to HUB. In addition, we will transfer all our rights, title and interest in four wells uncompleted by Mid-East Oil Company under DOA4 back to the Advisors.

As part of the settlement agreement, the Advisors will retain the ten million shares of our common stock but forfeited their rights in the 7,500,000 shares of our Series B Convertible Preferred Stock, which were originally convertible into 15,000,000 shares of our common stock.

According to the settlement agreement, the Advisors will give up all right, title, and interest except for certain overriding royalty interests in all the existing wells drilled under DOA1, DOA2, DOA3, and DOA4 (see Oil and Gas Drilling and Operating Agreements of Indigo LP section above), excluding the four wells we transferred back to the Advisors. The Advisors will continue to own certain overriding royalty interest in any future wells drilled by Operator1, Operator2, Operator3, or Operator4 for us in Pennsylvania, Kentucky or West Virginia.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

Additionally, the Advisors agree to make any payments necessary to obtain a full settlement from LK Drilling by January 12, 2008 (see “Other” section under Note 9 for more details about the Mechanic’s Liens filed by LK Drilling against both Mid-East Oil Company and us) and indemnify us from any liability arising from any failure to satisfy the obligations to LK Drilling or any drillers or subcontractors that the Advisors contracted with during its operation of our wells.

This settlement is due and payable upon the first occurrence of funds received by us from either Yorkville Advisors SEPA in the amount of $2,000,000 or greater or general disbursement of the same or greater amount from any other source but in no case less than ten percent (10%) of the total general disbursement funding received by the Company. Notwithstanding this occurrence, our liability under this settlement must be paid no later than January 5, 2008.

Had this settlement occurred at September 30, 2007, we would have recorded a reduction in our oil and gas properties of $209,159, a decrease in our prepaid expense of $45,800, and an increase in our liability due to Mid-East Oil Company of $103,052 for drilling activities. In addition, we would have reversed $1,000,000 of consulting expense related to the 2,500,000 shares of our Series B Convertible Preferred Stock that originally would vest in April 2008, to which the Advisors no longer have any rights pursuant to the settlement agreement.

NOTE 5 - NOTES PAYABLE

Convertible Notes - Series 1

In return for $2,662,100 received in April 2006 and continuing through October 2006, we issued convertible notes, (“Convertible Notes”). The notes had maturity dates three years from the date of issuance and bore interest at 8% per annum. However, the interest was due and payable only if the trading price of our stock fell below $0.15625 in a given month, whereby we would then be responsible for paying interest on the outstanding balance of the notes for that month. As of September 30, 2007, no interest expense has been incurred by the Company on these convertible notes. The noteholders could convert their notes anytime prior to the maturity date at a rate equal to 60% of the average of the lowest three trading prices during the twenty trading days preceding the conversion date. However, the noteholders could not convert any portion of their notes that would result in the noteholders and their affiliates beneficially owning more than 4.99% of our issued and outstanding shares. The noteholders also agreed to limit all of their conversions to no more than the greater of $100,000 per month or the average daily dollar volume calculated during the ten business days prior to a conversion. The note conversion price was subject to adjustment for merger, consolidation, reorganization, etc. as defined by the Convertible Notes. As of September 30, 2007, the noteholders have converted $2,262,100 of principal into 2,714,250 shares of our common stock. The converted shares are subject to a one-year restriction from trading under Rule 144 of the Securities Act of 1933 and have piggyback registration rights. There are no penalty provisions related to the registration rights. Each noteholder was entitled to receive one share of our Series A convertible super preferred stock (“Super Preferred Stock”) for each dollar that was invested in the Convertible Notes. As a result, we had issued a total of 2,662,100 shares of our Super Preferred Stock to the noteholders. Each share of the Super Preferred Stock was convertible into two shares of our common stock at the one-year anniversary of the date of issuance. On July 2, 2007, 1,962,200 shares of the Super Preferred Stock were converted into 4,505,938 shares of our common stock. In connection with such conversion, the Company inadvertently issued the investors an aggregate of 581,738 shares in excess of what they should have been entitled to receive as a result of the conversion. Because the amount of excess shares that any one shareholder received was not material and because those individuals provided valuable financing to the Company, the Company has made a determination that they will not seek the return of the excess shares.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
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

The combined value of the discount and the related beneficial conversion feature on the Convertible Notes in the amount of $2,662,100 is being amortized over the term of the Convertible Notes of three years using the effective interest yield method. Under EITF 00-27, the amortization of the discount on the Convertible Notes and discount related to the beneficial conversion feature on the Convertible Notes was recorded as interest expense. Upon the conversion of the notes, the unamortized balance of the discounts was expensed immediately. The discount related to the beneficial conversion feature on the Super Preferred Stock of $887,358 was recorded as a preferred dividend over the one-year holding period prior to the earliest conversion date of the Super Preferred Stock into common stock. A preferred dividend of $448,503 and $216,915 related to the beneficial conversion feature was recorded for the nine-month periods ended September 30, 2007 and 2006, respectively.

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

Amortization of discount on the portion of the Convertible Notes not used to fund the Company’s exploration activities was expensed. As a result, the Company recorded interest expense of $99,282 and $1,515,795 for the nine month periods ended September 30, 2007 and 2006, respectively.

In connection with the issuance of the Convertible Notes, the Company incurred a 10% placement fee of $266,210 to Fairhills Capital, a related party, which was recorded as deferred loan costs and is being amortized over three years. Upon conversion of the Convertible Notes, the unamortized balance of the related deferred loan costs was immediately expensed. For the nine months ended September 30, 2007 and 2006, the Company has incurred $10,000 and $175,579, respectively, of amortization expense on the deferred loan costs, which was recorded as interest expense in the accompanying statements of operations.

Convertible Notes - Series 2

In April and May 2007, we borrowed a total of $510,000 from various lenders and issued promissory notes to the lenders. The lenders have the option to either receive all principal and interest due on the loan within ten days of the maturity dates or to receive shares of our common stock equal to the numerical dollars of principal and interest outstanding on the maturity dates of the loan. Within thirty days of funding of the loan, the lenders are also to receive additional shares of our common stock equal to twice the numerical dollars of the principal of the loan. In the event the notes are unpaid within ten days of its maturity date, we will incur a late charge equal to 10% of the note amount. As of September 30, 2007, we have issued 1,020,000 shares of our common stock to the lenders in connection with these notes.

We deemed these promissory notes as convertible notes with a $1.00 conversion price because of the lenders’ option to either receive cash payments or shares of common stock on the loan maturity dates as described above. We valued the 1,020,000 shares at $299,300 based on our stock trading price on the date of the promissory notes. Under EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” and APB No. 14 “Accounting for Convertible Debt and Debt Issued With Stock Purchase Warrants,” we have allocated the proceeds from issuance of these convertible notes and common stock based on the proportional fair value basis for each item. Consequently, the convertible notes were recorded with discounts of $299,300 based on the ascribed value of the 1,020,000 shares of our common stock.

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

The combined value of the note discount and discount related to the beneficial conversion feature on certain of the convertible notes is being amortized over the term of the respective convertible note using the effective interest yield method. The amortization of the discounts was recorded as interest expense under EITF 00-27. For the nine months ending September 30, 2007, we recorded total interest expense of $382,604 related to amortization of the discounts. We also recorded an additional interest expense of $21,409 on these notes, which was accrued for as of September 30, 2007.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

On July 27, 2007, $100,000 of these promissory notes was settled releasing Indigo from all obligations related to the promissory note (see “Note Payable 3” of Promissory Notes below).

Other Convertible Notes

On July 9, 2007, we borrowed $100,000 from an individual lender and issued a promissory note that provided for interest at a rate of 20% per annum with a maturity date of January 9, 2008. The lender has the option to either receive all principal and interest due on the loan within ten days of the maturity date or to receive shares of our common stock equal to the numerical dollars of principal and interest outstanding on the maturity date of the loan. Within thirty days of funding of the loan, the lender is also to receive additional shares of our common stock equal to twice the numerical dollars of the principal of the loan. In the event the note is unpaid within ten days of its maturity date, we will incur a late charge equal to 10% of the note amount. On August 15, 2007, we issued 200,000 shares of common stock to the lender. We deemed the promissory note as convertible note with a $1.00 conversion price because of the lender’s option to either receive cash payments or shares of common stock on the loan maturity date. We valued the 200,000 shares at $76,000 based on our stock trading price of $0.38 per share on the date of the promissory note. Under EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” and APB No. 14 “Accounting for Convertible Debt and Debt Issued With Stock Purchase Warrants,” we have allocated the proceeds from issuance of the convertible note and common stock based on the proportional fair value basis for each item. Consequently, the convertible note was recorded with a discount of $43,200 based on the ascribed value of the 200,000 shares of our common stock. For the nine months ended September 30, 2007, amortization of the discount amounted to $17,642, which was recorded as interest expense. We also recorded an additional interest expense of $4,603 on the note, which was accrued for at September 30, 2007.

On July 2, 2007, we borrowed $25,000 from an individual lender and issued a promissory note that provided for interest at a rate of 20% per annum with a maturity date of February 2008. The note and accrued interest thereon will be converted into shares of our common stock at a conversion price equal to 70% of the average ten-day closing price of the stock immediately prior to the maturity date of the note. Within thirty days of funding of the loan, the lender is also to receive 25,000 shares of our common stock. On August 15, 2007, we have issued 25,000 shares of common stock to the lender. We valued the 25,000 shares at $10,000 based on our stock trading price of $0.40 per share on the date of the promissory note. Under EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” and APB No. 14 “Accounting for Convertible Debt and Debt Issued With Stock Purchase Warrants,” we have allocated the proceeds from issuance of the convertible note and common stock based on the proportional fair value basis for each item. Consequently, the convertible note was recorded with a discount of $7,150 based on the ascribed value of the 25,000 shares of our common stock.

A beneficial conversion discount was also recorded on the convertible note since the convertible note was convertible into shares of common stock at an effective conversion price lower than the prevailing common stock share price on the note issuance dates. The beneficial conversion amount was limited to the portion of the cash proceeds allocated to the convertible note. As a result, the convertible note was recorded with an additional discount in the amount of $15,000.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

The combined value of the note discount and discount related to the beneficial conversion feature on the convertible note is being amortized over the term of the convertible note using the effective interest yield method. The amortization of the discounts was recorded as interest expense under EITF 00-27. For the nine months ending September 30, 2007, we recorded an interest expense of $6,980 related to amortization of the discounts. We also recorded an additional interest expense of $1,315 on the note, which was accrued for as of September 30, 2007.

Promissory Notes Converted into Units of Indigo LP

In July 2006, in return for $1,200,000 we issued to three noteholders convertible promissory notes. The notes matured on January 18, 2007 and bore interest at 6% per annum. The noteholders had the right to convert at any time before maturity of the notes, the outstanding note balance into 4 Units of Indigo LP upon the same terms and conditions as then contemplated by the private placement offering and the Partnership Agreement, provided that Indigo LP raised at least $1,000,000 of gross proceeds in the private placement offering to be utilized for the drilling activities of Indigo LP. In July 2006, the entire amount of $1,200,000 was converted into 4 Units of general partnership interests in Indigo LP. As of September 30, 2007, accrued interest on the promissory notes prior to the conversion amounted to $19,726. In connection with the issuance of these convertible promissory notes, the Company also incurred 10% of placement fee to Fairhills in the amount of $120,000 under a strategic partnership agreement further explained in Note 10.

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

The Company valued the NRI assigned to the lender at $190,088 based on a single set of estimated cash flows from the production of Indigo No. 3 well for the estimated life of the well using a risk-adjusted discount rate. Consequently, the Company recorded a discount on the note in the amount of $190,088 and a reduction to the oil and gas properties in the same amount. The discount was fully amortized at February 26, 2007, the maturity date of the note. The amortization for the nine months ended September 30, 2007 amounted to $119,378, and was recorded as interest expense. The Company also recorded an additional interest expense of $31,400 during the first nine months of 2007, which was accrued for at September 30, 2007.

The Company did not repay the note on the original maturity date, and the note was amended on March 20, 2007. The amendment extended the maturity date to September 2007 and provided for monthly payments of $12,500 as an advance against future net revenue from Indigo No. 3 well for a period of six months. In September 2007, the net revenue advance in the total amount of $90,000 was to be reconciled with the actual revenue received from Indigo No. 3 well and the excess advance payment, if any, will be applied towards the principal, interest and late charge on the note in the total amount of $550,000. If the advance payment is less than the net royalty revenue, Indigo will pay the lender for the difference. In addition, the Company was required to issue to the lender 300,000 shares of its restricted common stock. Upon its performance under the terms of the amended note, 75% of the net revenue interest in Indigo No. 3 well will revert back to the Company, with the lender retaining the remaining 25% interest.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

The Company recorded a discount of $273,000 on the amended note, based on the stock trading price of $0.91 per share on March 20, 2007, the date of the amended note, for the 300,000 shares issued to the lender during the second quarter of 2007. The discount was fully amortized through September 2007. As of September 30, 2007, the Company recorded amortization expense of $273,000 on the amended note. In addition, the Company recorded an interest expense of $50,000 during the first half of 2007 for the late penalty on the original note, which was also accrued for at September 30, 2007.

In October 2007, the Company amended the terms of this note calling for six monthly payments of $12,500 from October 2007 through March 2008 as advances against NRI. Additionally, within ten business days of the amended maturity date of March 30, 2008, the Company will pay the lender $550,000 less any earlier payments of principal as satisfaction in full of this obligation.

Note Payable 2

On January 19, 2007, we borrowed $200,000 from an individual lender and issued a promissory note, which provided the lender with a 30% NRI in our Indigo No. 2 well from the date of the funding through January 23, 2008, the maturity date of the note. On the maturity date, as full satisfaction for the note, the lender will have the option of either receiving repayment of half of the borrowing of $100,000 and retaining a 15% NRI in our Indigo No. 2 well for the life of the well, or receiving repayment of the entire borrowing of $200,000. In addition, the lender was entitled to 400,000 shares of our common stock to be issued within thirty days of the date of funding. In the event the note is unpaid within ten days of its due date, we will incur a late charge equal to 10% of the note amount. As of September 30, 2007, we have issued 400,000 shares of common stock to the lender.

The Company valued the common stock issued to the lender at $328,000, using its stock trading price of $0.82 per share at the date of the note agreement. The Company allocated the proceeds from issuance of the note and common stock based on the proportional fair value for each item. Consequently, the promissory note was recorded with a discount of $124,242 based on the ascribed value of the 400,000 shares of common stock. Amortization of the discount for the nine months ended September 30, 2007 amounted to $85,643, which was recorded as interest expense. The option of receiving (i) the 15% NRI in Indigo No.2 Well and 50% of the note principal in cash or (ii) the entire amount of principal in cash at the maturity date (the “Option”) is considered to be a derivative instrument under Statement of Financial Accounting Standard No. 133 (“FAS 133”), “Accounting for Derivative Instruments and Hedging Activities”. The value assigned to the Option at the end of a reporting period is recorded as a discount on the note and the Company recognizes the liability to settle the Option in the future. The Option will be revalued at each subsequent reporting period and the difference in value will be recorded as a gain/loss on the Company’s Statements of Operations.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

The Company valued the 15% NRI in Indigo No.2 Well based on the present value of the future cash flows from the well on the note date and compared the amount with the 50% of note principal that would be surrendered if the lender elects to exercise option (i). Since the value of the NRI was less than the cash consideration, no value was assigned the Option at January 19, 2007. The Company also determined there was no value of the Option at September 30, 2007.

Note Payable 3

On January 25, 2007, we borrowed $80,000 from an individual lender and issued a promissory note, which provided the lender with a 12% NRI in Indigo No. 2 well from the date of the funding through January 25, 2008, the maturity date of the note. On the maturity date, as full satisfaction for the note, the lender will have the option of either retaining the 12% NRI in our Indigo No. 2 well for the life of the well; or receiving repayment of the entire borrowing of $80,000 and retaining a 6% NRI in our Indigo No. 2 well for the life of the well. In addition, the lender was entitled to 200,000 shares of our common stock to be issued within thirty days of the date of funding. In the event the note is unpaid within ten days of its due date, we will incur a late charge equal to 10% of the note amount. As of September 30, 2007, we have issued 200,000 shares of common stock to the lender.

The Company valued the common stock issued to the lender at $67,000, using its stock trading price of $0.67 per share at the date of the note agreement. The Company allocated the proceeds from issuance of the note and common stock based on the proportional fair value for each item. Consequently, the promissory note was recorded with discount of $36,915 based on the ascribed value of the 200,000 shares of common stock. The Company valued the 6% NRI in Indigo No. 2 Well to be retained by the lender irrespective of which option he will exercise at $21,046, based on the present value of the future cash flows from the well at the date of the note. This resulted in an additional discount of $21,046 on the note. The option of receiving (i) the 6% NRI in Indigo No.2 Well and the entire principal in cash or (ii) the 12% NRI in Indigo No. 2 Well (the “Option”) is considered to be a derivative instrument under FAS 133. The value assigned to the Option at the end of a reporting period is recorded as a discount on the note and the Company recognizes a liability to settle the Option in the future. The Option will be revalued at each subsequent reporting period and the difference in value will be recorded as a gain/loss on the Company’s Statements of Operations.

The Company compared the value of 6% NRI in Indigo No. 2 Well with the entire note principal that would be surrendered if the lender elects to exercise option (ii). Since the value of the NRI was less than the cash consideration, no value was assigned to the Option at January 25, 2007. The Company also determined there was no value of the Option at July 27, 2007, the date when the promissory note was settled.

On July 27, 2007, Indigo entered into a settlement agreement with the lender of this promissory note.

Indigo primarily received:

•	a release from all obligations related to this $80,000 promissory note.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

•
a release from all obligations contained within the promissory note dated April 6, 2007 to this same lender in the amount of $100,000, which was previously described in the series of convertible notes issued in April and May 2007 (see “Convertible Notes - Series 2” above),

•	the 12% NRI in Indigo Well No. 2,

•	$150,000 as a new loan.

•	A general release on other issues.

In return for the above Indigo primarily:

•	issued a promissory note in the amount of $150,000,

•	agreed to issue, within thirty days of funding of the loan, 1,400,000 shares of the Company’s common stock to the lender.

The new promissory note had a maturity date of September 15, 2007 and provided for interest to be paid in the amount of $2,000 within 5 days of the due date. In the event the note is unpaid within ten days of its maturity date, we will incur a late charge equal to 10% of the note amount. As of September 30, 2007, this note remains unpaid and $247 is recorded in accrued interest for the late charge. On August 15, 2007, we issued 1,400,000 shares of common stock to the lender which was valued at $560,000 based on our stock trading price on the settlement date. In connection with this settlement agreement the company recorded the consideration it issued as the payment of the prior two promissory note listed above, repurchase of the 12% NRI in Indigo Well No. 2, settlement expense on other issues and the establishment of a new loan.

Note Payable 4

On February 7, 2007, we borrowed $200,000 from an individual lender and issued a promissory note that provided the lender with a 30% NRI in our Indigo No. 2 well from the date of the funding through February 7, 2008, the maturity date of the note. On the maturity date, as full satisfaction for the note, the lender will have the option of either receiving repayment of half of the borrowing of $100,000 and retaining a 15% NRI in our Indigo No. 2 well for the life of the well; or receiving repayment of the entire borrowing of $200,000. In addition, the lender was entitled to 400,000 shares of our common stock to be issued within thirty days of the date of funding. In the event the note is unpaid within ten days of its due date, we will incur a late charge equal to 10% of the note amount. As of September 30, 2007, we have issued 400,000 shares of common stock to the lender.

The Company valued the common stock issued to the lender at $100,000, using its stock trading price of $0.50 per share at the date of the note agreement. The Company allocated the proceeds from issuance of the note and common stock based on the proportional fair value for each item. Consequently, the promissory note was recorded with discount of $100,000 based on the ascribed value of the 400,000 shares of common stock. Amortization of the discount for the nine months ended September 30, 2007 amounted to $64,514, which was recorded as interest expense. The option of receiving (i) the 15% NRI in Indigo No.2 Well and 50% of the note principal in cash or (ii) the entire amount of principal in cash at the maturity date (the “Option”) is considered to be a derivative instrument under FAS 133. The value assigned to the Option at the end of a reporting period is recorded as a discount on the note and the Company recognizes a liability to settle the Option in the future. The Option will be revalued at each subsequent reporting period and the difference in value will be recorded as a gain/loss on the Company’s Statements of Operations.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

The Company valued the 15% NRI in Indigo No.2 Well based on the present value of the future cash flows from the well on the note date and compared the amount with the 50% of note principal that would be surrendered if the lender elects to exercise option (i). Since the value of the NRI was less than the cash consideration, no value was assigned to the Option at February 7, 2007. The Company determined there was no value of the Option at September 30, 2007.

Note Payable 5

On February 15, 2007, we borrowed $100,000 from an individual lender and issued a promissory note that provided the lender with a 15% NRI in our Indigo No. 2 well from the date of the funding through February 16, 2008, the maturity date of the note. On the maturity date, as full satisfaction for the note, the lender will have the option of either retaining the 15% NRI in our Indigo No. 2 well for the life of the well; or receiving repayment of the entire borrowing of $100,000 and retaining a 7.5% NRI in our Indigo No. 2 well for the life of the well. In addition, the lender was entitled to 240,000 shares of our common stock to be issued within thirty days of the date of funding. In the event the note is unpaid within ten days of its due date, we will incur a late charge equal to 10% of the note amount. As of September 30, 2007, we have issued 240,000 shares of common stock to the lender.

The Company valued the common stock issued to the lender at $180,000, using its stock trading price of $0.75 per share at the date of the note agreement. The Company allocated the proceeds from issuance of the note and common stock based on the proportional fair value for each item. Consequently, the promissory note was recorded with discount of $44,267 based on the ascribed value of the 240,000 shares of common stock. The Company valued the 7.5% NRI in Indigo No. 2 Well to be retained by the lender irrespective of which option he will exercise at $31,140, based on the present value of the future cash flows from the well at the date of the note. This resulted in an additional discount of $31,140 on the note. For the nine months ended September 30, 2007, amortization of the discounts amounted to $46,826, which was recorded as interest expense. The option of receiving (i) the 7.5% NRI in Indigo No.2 Well and the entire principal in cash or (ii) the 15% NRI in Indigo No. 2 Well (the “Option”) is considered to be a derivative instrument under FAS 133. The value assigned to the Option at the end of a reporting period is recorded as a discount on the note and the Company recognizes a liability to settle the Option in the future. The Option will be revalued at each subsequent reporting period and the difference in value will be recorded as a gain/loss on the Company’s Statements of Operations.

The Company compared the value of 7.5% NRI in Indigo No. 2 Well with the entire note principal that would be surrendered if the lender elects to exercise option (ii). Since the value of the NRI was less than the cash consideration, no value was assigned the Option at February 12, 2007. The Company also determined there was no value of the Option at September 30, 2007.

Other Promissory Notes

In June 2007, we borrowed a total of $75,000 from two individual lenders and issued two promissory notes. The promissory notes provided for interest at a rate of 20% per annum with maturity dates in December 2007. Within thirty days of funding of the loan, the lenders are also to receive shares of our common stock equal to twice the numerical dollars of the principal of the loan. In the event the notes are unpaid within ten days of their maturity dates, we will incur a late charge equal to 10% of the note amount. As of September 30, 2007, 150,000 shares of our common stock were issued to the two lenders.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

We valued the 150,000 shares at $62,000 based on our stock trading price of $0.44 and $0.40 per share on June 19, 2007 and June 26, 2007, the date of respective promissory note. We allocated the proceeds from issuance of the two notes and common stock based on the proportional fair value for each item. Consequently, we recorded total discounts of $33,900 on the promissory notes, which are being amortized over the term of the notes. For the nine months ended September 30, 2007, amortization of the discounts amounted to $16,474, which was recorded as interest expense.

In July 2007, we borrowed a total of $430,000 from various individual lenders and issued promissory notes. The promissory notes provided for interest at rates ranging from 10% to 20% per annum with maturity dates ranging from September 2007 through January 2008. Within thirty days of funding of the loans, the lenders are to receive shares of our common stock equal to once, twice, or three times of the numerical dollars of the principal of the loan. In the event the notes are unpaid within ten days of their maturity dates, we will incur a late charge equal to 10% of the note amount. In August 2007, we issued a total of 960,000 shares of common stock to the lenders. We valued the 960,000 shares of common stock at $359,750 based on our stock trading price on the dates of the promissory notes. Under EITF 00-27 and APB No. 14, we allocated the proceeds from issuance of these notes and common stock based on the proportional fair value basis for each item. Consequently, these promissory notes were recorded with discounts of $191,370 based on the ascribed value of the 960,000 shares of our common stock. For the nine months ended September 30, 2007, amortization of the discounts amounted to $101,948 which was recorded as interest expense. We also recorded an additional interest expense of $14,184, which was accrued for as of September 30, 2007.

In October 2007, two of the above described notes were amended to extend the maturity dates from September and October 2007 to December 2007 and January 2008, respectively, with the interest rate on one of the notes being increased from 10% to 20% per annum, in exchange for which we agreed to issue a total of 175,000 shares of our common stock to the two lenders.

Summary

The following summarizes the Company’s notes and loan payable as of:

	September 30, 2007	December 31, 2006
Convertible debt	$935,000	$400,000
Promissory note	1,605,000	450,000
	2,540,000	850,000
Less unamortized discount	(549,610)	(484,083)
	1,990,390	365,917
Less long-term portion	134,577	35,295
Current portion	$1,855,813	$330,622

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
 STATEMENTS

Maturities of long-term convertible debt payable are as follows:

Period ending September 30,
2008	$-
2009	400,000
2010	-
2011	-
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

On March 23, 2007, the payment terms of the contract with Leo Moore were amended again such that payments of $50,000 will be made each month from April through July 2007; $70,000 will be paid in August 2007, and $20,000 will be paid in September 2007. The September payment represents additional interest of $20,000 on the outstanding balance. As of September 30, 2007, the balance due to Leo Moore was $244,050 including accrued interest of $29,808. The obligation remained unpaid as of November 15, 2007.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

On July 11, 2006, we entered into a Mutual Release and Settlement Agreement (“Moore Settlement Agreement”) with Jerry Moore, certain of his family members and affiliates (“Moore Family”). Moore Family had received 49,100,000 of our shares of common stock and became the majority shareholder of us on December 15, 2005 during the recapitalization of the Company in 2005. Under the Moore Settlement Agreement, Moore Family agreed to surrender to us 28,485,000 shares of our common stock, in exchange for which we agreed to pay Moore Family a total of $150,000 in installment payments, commencing September 1, 2006. According to the settlement agreement, our obligation to pay $150,000 was secured by a security interest in 3,485,000 shares of our common stock, which were to be retained by an escrow agent and could be liquidated if we failed to make the payment. In October 2006, Moore Family surrendered all 28,485,000 shares of our common stock and relinquished its rights to place 3,485,000 shares in an escrow account. As of March 31, 2007, we have paid $50,000 to Moore Family. On March 23, 2007, we entered into a Modification Agreement with Moore Family to extend the payment terms on the remaining balance as follows: $25,000 to be paid on April 12, 2007; $50,000 on May 10, 2007, and $25,000 on June 1, 2007. In addition, we are required to pay an additional $20,000 on July 1, 2007 as interest on the outstanding balance. As of September 30, 2007, we owed Moore Family $95,552 including accrued interest of $20,000. This obligation remained unpaid as of November 13, 2007.

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

We have agreed to issue shares of common stock to Gersten Savage, LLP (“GS”) in exchange for certain legal services rendered in the amount of $39,911, which was accrued and recorded as liabilities to be issued in common stock at December 31, 2006. We issued 24,897 shares of our common stock to GS on March 2, 2007 as satisfaction of $14,938 of our obligation, leaving a remaining obligation of $24,973. On August 12, 2007, we issued 62,431 shares to GS at $0.40 per share based on our stock trading price at August 2, 2007, the date when the shares were authorized to be issued, which settled our remaining obligation due to GS.

In March 2007, under the terms of a converted loan, we issued 28,768 shares of common stock to a lender as satisfaction of the interest obligation of $14,384 on the loan, which was accrued as liabilities to be settled in common stock at December 31, 2006.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

NOTE 8 - STOCKHOLDERS’ EQUITY - NOT DISCLOSED ELSEWHERE

Preferred Stock

On April 10, 2006, our Board of Directors authorized the designation of 25,000,000 of our authorized but unissued shares of preferred stock as Series A Convertible Super Preferred Stock with par value of $0.001 per share. Each share of the Super Preferred Stock is convertible into two shares of our common stock after one year. The conversion price is subject to proportional adjustment for stock splits, combinations, recapitalizations and stock dividends. Holders of the Super Preferred Stock are not entitled to receive dividends paid on common stock. In the event of liquidation, dissolution or winding up of the Company, the holders of the Super Preferred Stock shall be entitled to receive, before any distribution to holders of our common stock, eight times the sum available for distribution to common stockholders. Holders of our Super Preferred Stock have voting rights five times of those of our common stockholders. As of September 30, 2007, we had 700,000 shares of issued and outstanding Super Preferred Stock related to our issuance of $2,662,100 of convertible notes (see Convertible Notes - Series 1 in Note 5).

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

During the first quarter of 2007, our Board of Directors authorized the issuance of an aggregate of 17,000,000 shares of the Series B Convertible Preferred stock to various parties, consisting of 12,500,000 to HUB (see HUB Advisory Agreement section in Note 4), 2,500,000 to Dave Larson (see Note 10), and 2,000,000 to Impact (see Note 10). In April 2007, 9,500,000 shares of the Series B Convertible Preferred Stock were issued, which were immediately converted into 19,000,000 shares of our common stock. As of September 30, 2007, 7,500,000 shares granted to HUB remained unvested. In November 2007, pursuant to a Settlement and Modification Agreement we entered into with HUB and its affiliates, HUB forfeited its rights to the 7,500,000 shares of the Series B Convertible Preferred Stock (see “Advisory Agreements with HUB, a Related Party” in Note 4).

Common Stock

On February 12, 2007, we entered into a consulting agreement with Epicenter, whereby Epicenter agreed to provide consulting and various other services to us. The term of the consulting agreement was two months commencing January 31, 2007. Epicenter was to be compensated with a payment of $36,000 due April 1, 2007 and the issuance of 72,000 shares of our common stock. In February 2007, we issued 72,000 shares of common stock to Epicenter, which were valued at $0.70 per share for $50,400 based on our stock trading price on February 12, 2007. We failed to pay Epicenter the $36,000 on April 1, 2007 but were released from this obligation in July 2007 pursuant to the settlement agreement we entered into with Epicenter (see “Indigo Oil and Gas Interests and Operations” section in Note 4).

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

On September 26, 2007, the Company entered into an agreement with a consultant to provide various services including business development and assist in the development of the Company’s Strategic Marketing and Business Plan. As compensation, the consultant will be reimbursed for all approved business-related expenses. In addition, within 30 days of this agreement, the Company shall issue to the consultant 275,000 shares of its common stock. On October 23, 2007 these shares were issued.

2007 Stock Option Plan

In April 2007, the Company's Board of Directors approved the 2007 Stock Option Plan of Indigo-Energy, Inc. (the "Plan"). The Plan reserves 40,000,000 shares of common stock for issuance pursuant to stock options that are either “incentive stock options” (“ISOs”) intended to satisfy the requirements under Section 422 of the Internal Revenue Code of 1986, as amended, and the regulations thereunder, or “non-qualified stock options” (“NQSOs”), (collectively the “Options”). Employees of the Company, or any of the Company’s subsidiaries, at the option grant date are eligible to receive NQSOs or ISOs. Consultants, or non-employee directors of the Company or any of the Company's subsidiaries, are eligible to receive NQSOs. The Plan is administered by the Board of Directors of the Company (the "Board"). In order to comply with certain rules and regulations of the Securities and Exchange Commission or the Internal Revenue Code, the Board can delegate authority to appropriate committees of the Board made up of “non-employee directors”, as defined under Rule 16b-3 of the Securities and Exchange Act of 1934, and “outside directors” as defined by Section 162(m) of the Code. The Board has full and final authority to: grant Options; determine the fair market value of the shares subject to Options; determine the exercise price of the Options granted; select the persons to whom awards may be granted; determine the time or times at which Options shall be granted; interpret the Plan; prescribe, amend and rescind rules and regulations relating to the Plan; to modify or amend Options or defer the exercise date of the Options, with the consent of the optionee; and to make all other determinations deemed necessary for the administration of the Plan.

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

The 2007 Stock Option Plan was approved by the stockholders of the Company on October 29, 2007.

On October 29, 2007, the Board of Directors approved the issuance of stock options to the individuals named below in accordance with the 2007 Stock Option Plan. The options vest immediately.

Name of Optionee	Number of Stock Options Issued	Exercise Price	Expiration

Steven P. Durdin	10,000,000	$0.25 per share	October 16, 2017
Stanley L. Teeple	5,000,000	$0.25 per share	October 16, 2017
Stacey Yonkus	250,000	$0.25 per share	October 16, 2017
John Hurley	250,000	$0.25 per share	October 16, 2017
James C. Walter, Sr.	250,000	$0.25 per share	October 16, 2017

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
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

Other

In September 2005, we entered into a Service and Drill Contract with Falcon Holdings, LLC (“Falcon”) (“Falcon Contract”), whereby Falcon agreed to perform permitting, drilling and finishing of oil and gas wells on land located in Pennsylvania and West Virginia, in which we own oil and gas interests. Under the Falcon Contract, Falcon was required to drill one well per week beginning in November 2005 for a period of time necessary for Falcon to drill 50 wells on our property. Falcon was responsible for providing completed wells to us at a cost of $60,000 per well. Falcon also received 4,500,000 shares of our common stock for its services on March 3, 2006. Effective May 10, 2006, we terminated the Falcon Contract due to an alleged misappropriation of funds that we paid to Falcon as well as Falcon’s misrepresentations on certain material business matters. In July 2007, we entered into a Release and Settlement Agreement with Falcon, whereby Falcon agreed to return 2,275,000 shares of our common stock. Falcon also agreed to accept $8,298 for the mutual release of all obligations related to Falcon Contract to be payable in two installments by us. Since we had not issued our December 31, 2006 financial statements as of the date of the settlement agreement with Falcon, we only deemed 2,225,000 shares validly issued to Falcon as of December 31, 2006 in compensation for its consulting services, which were valued at $0.45 per share for a total of $1,001,250, based on the stock trading price on February 23, 2006, the date when the shares were authorized to be issued. During the third quarter of 2007, Falcon returned 2,250,000 shares of common stock to us, short of 25,000 shares as agreed per the Release and Settlement Agreement. We determined not to pursue for the return of short shares and therefore recorded an additional consulting expense of $11,250 during the third quarter of 2007.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
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

In October 2006, LK Drilling, a subcontractor of Mid-East Oil Company (“Mid-East”), our operator under DOA4 and a related party, filed Mechanic’s Liens against both Mid-East and us on certain oil and gas properties drilled by the subcontractor for claims aggregating $390,253, due to the failure to pay obligations for the drilling costs. Two other subcontractors also filed Mechanic’s Liens against Mid-East for claims aggregating approximately $100,000. On October 17, 2007, two Writs of Execution were issued against the Company and Mid-East to satisfy judgment, interest and costs in this matter. The Writs call for a sheriff's sale of property to be held in January, 2008 in order to satisfy the amount due of $111,414.

In November 2007, pursuant to the Settlement and Modification Agreement the Company entered into with Mid-East and its affiliates, Mid-East and its Affiliates agree to make any payments necessary to obtain a full settlement from LK Drilling by January 12, 2008 and indemnify the Company from any liability arising from any failure to satisfy the obligations to LK Drilling or any drillers or subcontractors that Mid-East contracted with during its operation of the Company’s wells (see Advisory Agreements with HUB, a Related Party section in Note 4).

In December 2006, the Company was cited for certain violations by the West Virginia Department of Environmental Protection (“DEP”) pertaining to the drilling area around their wells. The violations generally consist of: the Company’s failure to seed and mulch the ground in the well area; the failure to properly mark the wells with signage; and leaving certain piping on the ground. In February 2007, the Company engaged a contractor to cure these violations and obtain abatements from the DEP. The estimated remediation costs were $50,000, of which the Company paid $25,000 in February 2007. As of November 15, 2007, the contractor has not completely finished the remediation work and since that time, the Company has renegotiated the remediation contract by agreeing to pay $16,000 for all remaining work. At the time when all remediation work is done, it is expected that the DEP will abate all violations. The DEP has allowed the Company to continue its drilling and production during this curative process. The estimated remediation costs were included in accounts payable and accrued expenses at September 30, 2007.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

On February 26, 2007, we entered into a settlement agreement with Morgantown Excavators, Inc. (“MEI”) for the outstanding balance of $50,010 we owed to MEI for the environmental remediation services provided by MEI during the first and second quarter of 2006. Under the settlement agreement, we agreed to pay MEI $5,000 on or before the 15th day of each month for the period March through November 2007 and to make a final payment of $5,010 on or before December 15, 2007. In March and May 2007, we paid a total of $10,000 to MEI. As of November 15, 2007, we still owed MEI $37,010.

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

On March 23, 2007, the Company entered into an agreement with Stacey Yonkus to provide investor relations services, which include assistance in corporate planning and business strategies, as well as to introduce the Company to potential investors. The consulting agreement was effective March 23, 2007 for one year and will be automatically renewable for another year. On April 26, 2007, the agreement was amended. The consultant will be compensated for introducing parties that invest in the company by receiving a) cash compensation of 3.5% of the gross amount raised from an introduced party with a minimum of $150,000; b) 5% of the shares of common stock granted to an introduced party by the Company, and c) warrants that will allow the consultant to acquire 400,000 shares of our common stock at $1.50 per share. The warrants are exercisable no later than three months after issuance, have an exercise period of 7 years, and have piggyback registration rights. The consultant is also entitled to compensation on any additional financing transactions arising from the introduction of the consultant for a period of five years following the original one-year terms of the consulting agreement. On September 20, 2007, this agreement was amended. The consultant will receive cash compensation of 5% of the gross offering amount, whether the amount is (but not limited to) cash, notes, debentures, lines of credit, restricted equity purchase agreement, or any other form of debt or equity. Compensation will remain at the originally stated 3.5% of the gross offering amount for parties which were introduced to the Company prior to this amendment. All previous terms of the agreement as well as the first amendment remain in effect. Mrs. Yonkus became a member of our Board of Directors on October 15, 2007 (See Note 11).

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

On June 11, 2007, the Company entered into a consulting agreement with G5 Capital Partners LLC (“G5”), whereby G5 will provide consulting services and support for the Company’s strategic planning of short-term financing. In return, G5 will receive $37,500 upon completion of the Company’s first interim short term fund raising round of $1,500,000 or greater; and $37,500 for a second short term fund raising round of $3,000,000 or greater. The G5 Consulting Agreement had a term of three months and ended on September 11, 2007. The Company did not incur any liability to G5 as no short-term financing was initiated by G5.

On June 12, 2007, the Company entered into a consulting agreement with Network 1 Financial Securities, Inc. (“Network”), whereby Network will provide consulting services for evaluating acquisitions as well as corporate planning and development. The Network consulting agreement has a term of one year commencing June 12, 2007 and may be terminated sixth month after June 12, 2007 by either party. In return, Network will receive 3,000,000 shares of the Company’s common stock upon the execution of this agreement. Also, if the Company does not terminate the agreement within the initial six-month period, Network will receive an additional 2,000,000 shares of the Company’s common stock. In addition, if the Company acquires an entity through the introduction of Network, or uses the services of Network in the process of negotiating in structuring a transaction, Network will be entitled to receive a transaction fee to be negotiated prior to the closing time of such transaction. As of September 30, 2007, the Company had issued 3,000,000 shares to Network, which were valued at $0.45 per share based on the Company’s stock trading price on June 12, 2007. The total value of the 3,000,000 shares amounted to $1,350,000 and is being amortized over the initial six-month period. For the nine months ended September 30, 2007, the Company recorded consulting expense of $816,388 related to the Network agreement.

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

Mercatus subsequently decided not to proceed with the intended purchase agreements with the Company and the Company is in the process of obtaining the 17,440,000 shares back from the escrow agent.

On September 15, 2007, the Company entered into an agreement with a consultant to investigate, evaluate, and take action to motivate Equitable Gas to properly account for, and make payment to the Company for possible gas and oil sales from the Company’s three initial wells for the period ending December 31, 2006. The agreement expires December 31, 2007. In exchange for services provided, the Company shall pay fifteen percent (15%) of the net amount of any funds recovered.

NOTE 10 - RELATED PARTY TRANSACTIONS - NOT DISCLOSED ELSEWHERE

On April 14, 2007, we entered into a consulting agreement with Steve Durdin, who was appointed our Board Director on April 11, 2007. Pursuant to the consulting agreement, Mr. Durdin will assist the Company in raising funds and developing financial strategy, act as a liaison with current investors and assist with business development. We agreed to pay Mr. Durdin a weekly consulting fee of $1,200 commencing August 2007, and issue to Mr. Durdin options or cashless exercise warrants to acquire a minimum of 6,000,000 shares of our common stock pursuant to our 2007 Stock Option Plan, which has been approved by our Board of Directors and stockholders (see 2007 Stock Option Plan in Note 8). Payment of the consulting fee may be deferred by the Company, however must be paid no later than August 1, 2007. The agreement was effective on April 1, 2007 for a one-year period and would be automatically renewed for consecutive one-year periods unless terminated by either party. As of September 30, 2007, we have paid $9,600 to Mr. Durdin for consulting fees.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

On October 8, 2007, we entered into an employment agreement with Steve Durdin to become our President, which replaced the consulting agreement we had with Mr. Durdin as described above. We agreed to pay Mr. Durdin $9,500 per month, and issue to Mr. Durdin options or cashless exercise warrants to acquire a minimum of 10,000,000 shares of our common stock pursuant to our 2007 Stock Option Plan. On October 29, 2007, our Board of Directors approved the issuance of stock option to Mr. Durdin to purchase 10,000,000 shares of our common stock (see “2007 Stock Option Plan” in Note 8). Mr. Durdin will also receive immediate family medical and dental insurance coverage and life insurance equal to three times his annual base salary. In addition, Mr. Durdin will receive an auto allowance of $1,000 per month and a home office allowance of $1,000 per month, as well as reimbursement for reasonable out-of-pocket expenses. As part of the agreement, Mr. Durdin will not be entitled to additional compensation by reason of service as a member of the Board of Directors. The agreement was effective on October 1, 2007 for a fifteen-month period and will automatically renew for consecutive one-year periods unless terminated by either party.

On May 26, 2006, we executed a consulting agreement with Stanley Teeple, Inc. (“STI”) to provide services related to accounting and SEC reporting for a one-time fee of $10,000 plus reimbursement of certain expenses. On June 15, 2006, we executed a new consulting agreement with STI to provide the aforementioned services for a compensation of $5,000 per week for six months and reimbursement of related costs. In July 2006, our Board of Directors appointed Stan Teeple to replace Alex Winfrey as our new Secretary and Treasurer and Board Director. On December 21, 2006, we entered into a third consulting agreement with STI pursuant to which we agreed to pay STI a weekly consulting fee of $5,000, and issue to STI options or cashless exercise warrants during the first quarter of 2007 to acquire a minimum of 5,000,000 shares of our common stock at terms to be determined by our Board of Directors. The agreement was effective on January 1, 2007 for a two-year period and would be automatically renewed for consecutive one-year periods unless terminated by either party. On March 8, 2007, the Company entered into a fourth consulting agreement with STI, which superceded but provided for the identical terms of cash compensation as STI’s agreement of December 21, 2006. In addition, STI is to be reimbursed for certain medical and dental insurance coverage, an auto allowance of $1,000 per month, and certain other fringe benefits. STI is also entitled to receive options or cashless warrants to acquire 20,000,000 shares of our common stock pursuant to our 2007 Stock Option Plan. On October 29, 2007, our Board of Directors approved the issuance of stock option to STI to purchase 5,000,000 shares of our common stock (see 2007 Stock Option Plan in Note 8). During the nine months ended September 30, 2007, we recorded consulting expense of $175,000 for services provided by STI.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

In February 2006, our Board of Directors appointed Dave Larson to replace Curtis Fleming as our new President and Board Director. On December 21, 2006, we entered into an employment agreement with Mr. Larson pursuant to which Mr. Larson would serve as our President for a two-year period commencing January 1, 2007. The agreement would automatically renew each year unless terminated for cause as defined in the agreement. As compensation, we agreed to pay Mr. Larson a salary of $17,250 per month. In addition, we agreed to issue to Mr. Larson options or cashless exercise warrants during the first quarter of 2007 to acquire a minimum of 18,000,000 shares of our common stock at terms to be determined by our Board of Directors. Under the terms of the agreement, Mr. Larson is prohibited from competing with us in the oil and gas business during his employment term, and for a one-year period subsequent to the termination of his employment with us. On March 8, 2007, the Company entered into a new employment agreement with Mr. Larson that superceded, but provided for the identical terms of, cash compensation and restrictive covenants as Mr. Larson’s agreement of December 21, 2006. In addition, Mr. Larson received 5,000,000 shares of our Series B Convertible Preferred Stock in April 2007, which were automatically converted into 10,000,000 shares of our common stock. Mr. Larson was also entitled to receive stock options or cashless warrants to acquire 30,000,000 shares of our common stock pursuant to our 2007 Stock Option Plan.

On July 11, 2007, we entered into a Release and Settlement Agreement with Mr. Larson, pursuant to which Mr. Larson agreed to return 5,000,000 shares of our common stock and resign as the President, CEO and Board Director of us as noticed by our Board of Directors, but no later than December 2007. Since we had not issued our first quarter of 2007 financial statements as of July 11, 2007, the date of the Release and Settlement Agreement, we only deemed 5,000,000 shares of common stock as issued to Mr. Larson. Those shares resulted from the conversion of 2,500,000 shares of our Series B Convertible Preferred Stock in April 2007. Consequently, we only deemed 2,500,000 shares of Series B Convertible Preferred Stock validly issuable to Mr. Larson as of March 31, 2007 and recorded compensation expense of $2,000,000 during the first quarter of 2007. Mr. Larson received a one-time settlement and separation fee of $100,000 to be paid by us in installments commencing July 25, 2007 through December 2007. As of September 30, 2007, $100,000 of these settlement and separation fees are recorded under accounts payable and accrued expenses - related party. As of November 15, 2007, we have paid $30,000 to Mr. Larson for the settlement and separation fee. In addition, for a period of one year, we will pay Mr. Larson a finder’s fee of 5% of the gross amount received by us in the form of a debenture, note, or similar instrument, from lenders as introduced solely by Mr. Larson. This settlement agreement terminated our employment agreement with Mr. Larson and mutually released all obligations under the employment agreement.

On March 1, 2006, we entered into a consulting agreement with Impact Consulting, Inc. (“Impact”) pursuant to which Impact agreed to provide services including business development, land and mineral sites development, strategic marketing plan, etc. commencing March 1, 2006 for one year. Impact is an entity controlled by Stephen White. Mr. White and his affiliated entities owned more than 5% of our common stock. Impact received $8,000 per month as a consulting fee and also received reimbursement for related costs. On June 30, 2006, we entered into a new consulting agreement with Impact, which superseded the original agreement (“Second Agreement”). Under the Second Agreement, Impact provided the identical services to Indigo, for a term commencing September 1, 2006 for one year, in consideration for which Impact received $10,000 per month and reimbursement of related costs. During the fourth quarter of 2006, we entered into another agreement with Impact under which Impact provided certain additional consulting services to us in November and December 2006, in exchange for a flat fee of $15,000 and reimbursement of related costs. On December 21, 2006, we entered into a new consulting agreement with Impact pursuant to which we agreed to pay Impact a monthly consulting fee of $10,000, and to issue Impact options, or cashless exercise warrants, during the first quarter of 2007 to acquire a minimum of 22,600,000 shares of our common stock at terms to be determined by our Board of Directors. This agreement superceded the Second Agreement, and was effective on January 1, 2007 for a two-year period, and would be automatically renewed for consecutive one-year periods unless terminated by either party. On March 9, 2007, we entered into a new consulting agreement with Impact, whereby effective January 1, 2007, we were required to pay Impact a monthly consulting fee of $10,000, which was increased to $17,250 per month commencing March 2007. During the first half of 2007, we incurred $37,250 of consulting expense with Impact. Impact also received 25,000,000 shares of our Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock was automatically convertible into two shares of our common stock at a rate of 25% annually, commencing on April 1, 2007 through April 1, 2010. In April 2007, 6,250,000 shares of the Series B Convertible Preferred Stock were converted into 12,500,000 shares of our common stock.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

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

On October 15, 2007, at its annual shareholders meeting, the following were reelected or elected as Board Directors of the Company: Stanley L. Teeple, Stacey Yonkus, Frank Garufi, John Hurley, and James C. Walter, Sr. On October 15, 2007, Frank Garufi resigned from the Board of Directors of the Company.

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
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

NOTE 11 - SUBSEQUENT EVENTS NOT DISCLOSED ELSEWHERE

On October 12, 2007, the Company entered into an agreement with a consultant to provide various services including the raising short-term financing, developing a six-month financial strategy, and improving investor relations. As compensation, the consultant will be reimbursed for all approved business-related expenses. In addition, within thirty days of this agreement, the Company shall issue to the consultant 500,000 shares of its restricted common stock. The term of this agreement is one-year commencing October 1, 2007. As of November 15, 2007, we have issued the 500,000 shares to the consultant.

On October 26, 2007, the Company entered into a consulting agreement with TKC Financial, Inc. to assist the Company in its financing activities. The consulting agreement was effective October 26, 2007 for one year, after which either party may terminate this agreement with 30 days notice. Should no bond closing occur within 90 days of the execution of this agreement, either party may terminate this agreement with 10 days notice. The consultant will receive a commission of 2% of all gross proceeds received by the Company from parties introduced by the consultant from the sale of bonds. The consultant is entitled to compensation beyond the term of this agreement if the Company receives funds from any party introduced by the consultant during the term of this agreement. The Company was required to pay a $25,000 non-refundable deposit within three business days of the execution of this agreement.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

On October 29, 2007, the Company entered into a consulting agreement with Tangerine Communications, Inc. to assist the Company is raising short-tem financing. The consultant will receive a commission of 10% of the net funds received by the Company from any source initiated by the consultant’s efforts. This agreement terminates December 31, 2007.

On October 30, 2007, we borrowed a total of $175,000 from five individual lenders and issued promissory notes that provided for interest at a rate of 20% per annum with a maturity date of February 29, 2008. The lenders have the option to either receive all principal and interest due on the loan within ten days of the maturity date or to convert the principal and interest due on the notes into shares of our common stock at a conversion price equal to 80% of the average ten-day closing price of the stock immediately preceding the due date. Within thirty days of funding of the loan, the lenders are also to receive additional shares of our common stock equal to ten times the numerical dollars of the principal of the loan. In the event the notes are unpaid within ten days of their maturity date, we will incur a late charge equal to 10% of the note amount and be required to issue common stock equal in value to the principal amount borrowed every 30 days from the default date until the notes are paid.

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

As an exploratory stage company, we have incurred losses since our inception. We are delinquent on many of our obligations to our creditors, some of which have filed liens on our properties. Also, current liabilities exceed our current assets. We have been borrowing money and assigning working interests as collateral or consider for these loans. We need to raise a significant amount of cash to fund current operations and current capital commitments. There are no assurances that we will receive funding to implement our business plan and our independent registered accountant indicated in its opinion on our 2006 annual financial statements that there was substantial doubt about our ability to continue as a going concern.

As of November 16, 2007, we continued to owe our operators and vendors payments for drilling our wells, however, as a result of our paying a portion of the amounts due, we have been assigned a portion of various percentage of working interest in those wells by the operators.

Results of Operations for the Nine Months Ended September 30, 2007 and September 30, 2006

The net loss from continuing operations for the nine-month period ended September 30, 2007 amounted to $24,274,644 compared with a net loss of $22,532,251 for the nine-month period ended September 30, 2006. The increase in net loss is primarily attributable to an increase in interest expense that was partially offset by a decrease in general and administrative expenses.

Revenues

Revenues primarily consist of fees generated from the operation of our various oil and gas wells.

We generated $408,169 of revenue during the nine-month period ended Septemebr 30, 2007 as compared to $0 during the nine-month period ended September 30, 2006. The $408,169 increase in revenues was due to gas production commencing on several of our wells during the first nine months of 2007.

Operating Expenses

Operating expenses decreased to $19,271,955 for the nine-month period ended September 30, 2007 as compared to $19,719,767 for the nine-month period ended September 30, 2006. The $447,812 decrease in operating expenses was primarily due to a decrease in general and administrative expenses, partially offset by an impairment of $2,600,556 of our oil and gas properties.

General and Administrative Expenses

General and administrative expenses decreased to $16,447,064 for the nine-month period ended September 30, 2007 as compared to $19,678,525 for the nine-month period ended September 30, 2006. The decrease is primarily a result of a reduction in share-based consulting fees.

Other Expenses

Interest expense increased to $6,475,885 for the nine-month period ended September 30, 2007 as compared to $1,933,936 for the nine-month period ended September 30, 2006. The increase is primarily a result of $4,555,258 of interest resulting from forbearance obligations, $1,631,207 of amortization of discounts on notes, as well as $138,810 of accrued interest on promissory notes, $59,794 of late fee penalty on promissory notes, and $80,476 of interest related to Net Royalty Interest on notes, compared to $1,690,795 of amortization of discounts on notes and $4,363 of accrued interest on notes at September 30, 2006.

Settlement expense - related party of $900,000 for the nine month period ended September 30, 2006 related to part of the consideration we gave to a former owner in exchange for his ownership interest in us.

Minority Interest

Minority interest of $1,065,027 for the nine-month period ended September 30, 2007 represented the allocation of 50% of the net loss incurred by our subsidiary, Indigo LP, to the participating partners of Indigo LP. Indigo LP was formed in July 2006

Results of Operations for the Quarters Ended September 30, 2007 and September 30, 2006

The net loss for the three-month period ended September 30, 2007 amounted to $4,404,625 compared with an operating loss of $3,669,546 for the three-month period ended September 30, 2006. The decrease in operating loss is primarily attributable to an increase in general and administrative expenses impairment expense of $2,600,556 of our oil and gas properties recorded in the third quarter of 2007, that were partially offset by a decrease in interest expense and an increase in minority interest.

Revenues

Revenues primarily consist of fees generated from the operation of our various oil and gas wells.

We generated $113,505 of revenue during the three-month period ended September 30, 2007 as compared to $0 during the three-month period ended September 30, 2006. This increase in revenues was due to gas production commencing on several of our wells during the first nine months of 2007.

Operating Expenses

Operating expenses increased to $4,682,500 for the three-month period ended September 30, 2007 as compared to $1,090,460 for the three-month period ended September 30, 2006. The $3,592,040 increase in operating expenses was primarily due to an increase in general and administrative expenses and impairment expense.

General and Administrative Expenses

General and administrative expenses increased to $2,025,389 for the three-month period ended September 30, 2007 as compared to $1,049,218 for the three-month period ended September 30, 2006. The increase is primarily a result of an increase in share-based consulting fees and professional fees.

Other Expenses

Interest expense decreased to $946,682 for the three-month period ended September 30, 2007 as compared to $1,700,538 for the three-month period ended September 30, 2006. The decrease is primarily a result of a decrease in amortization of discounts on notes.

Settlement expense - related party of $900,000 for the three month period ended September 30, 2006 related to part of the consideration we gave to a former owner in exchange for his ownership interest in us.

Minority Interest

Minority interest of $1,110,052 for the three-month period ended September 30, 2007 represented the allocation of 50% of the net loss incurred by our subsidiary, Indigo LP, to the participating partners of Indigo LP. Indigo LP was formed in July 2006.

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

The Company plans to raise funds from private offerings of equity and debt securities in order to fund its operations through September 2008. The Company will need to raise additional funds in the event it locates additional prospects for acquisition, experiences cost overruns at its current prospects, or fails to generate projected revenues.

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

Since our inception, we have primarily funded our operations primarily through private sales of our common stock, convertible debt, and promissory notes. As of September 30, 2007 and December 31, 2006, we had a cash balance of $0 and $66,663, respectively.

Net cash used in operating activities was $1,491,060 for the nine-month period ended September 30, 2007 as compared to net cash used in operating activities of $971,321 for the nine-month period ended September 30, 2006. The increase in cash used in operating activities was primarily due to our increased payments to fund general and administrative expenses during the first nine months of 2007.

Net cash used in investing activities was $355,944 for the nine-month period ended September 30, 2007 as compared to net cash used in investing activities of $5,323,101 for the nine-month period ended September 30, 2006. The $4,967,157 decrease in cash used in investing activities was primarily due to decreased expenditures on our oil and gas properties as a result of cash shortfalls.

Net cash provided by financing activities was $1,780,338 for the nine-month period ended September 30, 2007 as compared to net cash provided by financing activities of $6,177,623 for the nine-month period ended September 30, 2006. The amounts in both periods represent mostly net proceeds from sales of our debt and equity securities.

At September 30, 2007, we had a working capital deficit of $4,627,710 compared to a working capital deficit of $3,653,955 at December 31, 2006. The increase in working capital deficit in the amount of $973,755 was due primarily to an increase in our notes payable of $1,525,191, an increase in our accounts payable and accrued expenses-related party in the amount of $180,225 which were offset by a decrease in our liabilities to be settled in common stock of $493,770 and an increase in accounts receivable of $258,963.

We require a minimum of approximately $1,400,000 in order to fund the tangible drilling costs of Indigo LP, $700,000 to pay for our outstanding professional fees, $75,000 to pay for the drilling costs incurred in our three initial wells, $2,540,000 to pay our notes payable obligation, and additional funds to meet our capital needs for the anticipated drilling, development, and production activities on the Indigo Property as well as any other oil and gas properties we may acquire over the next twelve months. In addition, in the event we locate additional prospects for acquisition, experience cost overruns at our current prospects or fail to generate projected revenues, we will also need additional funds during the next twelve months. We currently do not have sufficient funds to fund our current operations, pay our debts and other liabilities, and operate at our current levels for the next twelve months. Accordingly, we need to raise additional funds through sales of our securities or otherwise, immediately.

If we are unable to obtain additional funds on terms favorable to us, if at all, we may be required to delay, scale back or eliminate some or all of our exploration and well development programs and may be required to relinquish our interest in one or more of our projects or in the extreme case, cease operations.

Balance Sheets

Comparison of the balance sheet as of September 30, 2007 and December 31, 2006

Oil and gas properties increased from $6,136,800 at December 31, 2006 to $6,453,936 at September 30, 2007 primarily due to $2,948,000 being recorded as a result of our issuance of 2,680,000 shares of common stock to the participating partners of Indigo LP in exchange for a 20% cash flow distribution and profit allocation in Indigo LP, which was offset by $2,600,556 of impairment expense and $52,232 of depletion.

Deferred loan costs net of amortization decreased from $35,833 at December 31, 2006 to $25,833 at September 30, 2007 due to the amortization of loan costs.

Current and Long-Term Liabilities

Accounts payable and accrued expenses increased from $2,976,030 at December 31, 2006 to $3,156,255 at September 30, 2007 primarily due to additional accrued professional fees incurred for purpose of bringing our filings current with the SEC and the increase in consulting fees.

Notes payable net of discount increased from $330,622 at December 31, 2006 to $1,855,813 at September 30, 2007 primarily due to the net issuance of $1,690,000 of promissory notes during the first nine months of 2007, which was offset by unamortized discounts of $284,187 on the notes.

Liabilities to be settled in common stock decreased from $493,730 at December 31, 2006 to $0 at September 30, 2007 due to the issuance of 737,174 shares of common stock valued at $493,730 to settle the liabilities during the first nine months of 2007.

Net convertible notes increased from $35,295 at December 31, 2006 to $134,577 at September 30, 2007 due to the amortization of discounts on the convertible notes.

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

Commencing at end of 2006 and through October 2007, the Company took the following actions to start addressing the weaknesses noted above and catch up with its 2007 interim filings:

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

No significant changes occurred in our internal control over financial reporting during the quarter ended September 30, 2007.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any litigation. However, on October 17, 2007, two Writs of Executions were issued against the Company and Mid-East Oil Company, our operator under DOA4 to satisfy a judgment issued in October 2007, interests and costs. The two Writs call for a sheriff’s sale of property to be held in January, 2008 in order to satisfy the amount due totaling $111,414. The Company intends to satisfy this obligation prior to the scheduled Sheriff’s sale. In addition, as part of the Modification and Settlement Agreement with HUB, Mid-East Oil Company and Mark Thompson (collectively, the “Advisors”) the Advisors agree to make any payments necessary to obtain a full settlement from LK Drilling by January 12, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURIITES AND USE OF PROCEEDS.

On July 2, 2007, the Company converted 1,962,200 shares of its Super Preferred Stock into 4,505,938 shares of its Common Stock.

As of August 16, 2007, the Company issued to a private lender 1,400,000 shares of the Company’s Common Stock valued at $560,000, as partial consideration for a settlement agreement executed between the Company and such private lender.

As of August 12, 2007, the Company issued to Gersten Savage LLP 62,431 shares of the Company’s Common Stock valued $12,972.40 in payment for services rendered.

During the third quarter of 2007, the Company issued to various lenders a total of 1,805,000 shares of the Company's common stock, which were valued at approximately $113,000.

On October 23, 2007, the Company issued to a consultant 275,000 shares in exchange for services to be rendered by the consultant to the Company.

On November 15, 2007, the Company issued 500,000 shares of its restricted Common Stock to a consultant.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On October 15, 2007, Indigo-Energy, Inc., a Nevada Corporation (the “Company”) held its Annual Stockholders Meeting (the “Stockholder’s Meeting”), during which the following directors were elected as Directors of the Company:

1.	Stan L. Teeple

2.	Stacey Yonkus

3.	Frank Garufi

4.	John Hurley

5.	James Walter, Sr.

The Stockholders also voted to adopt the 2007 Stock Option Plan of Indigo-Energy, Inc., as well as ratified the appointment of LJ Soldinger Associates, LLC as the Company’s independent accounting firm for the fiscal year ending December 31, 2007.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Identification of Exhibit
3.1	Articles of Incorporation (1)

3.2	Articles of Amendment dated November 8, 1982 (1)

3.3	Certificate of Amendment to Articles of Incorporation dated May 29, 1987 (1)

3.4	Articles of Amendment dated December 4, 1987 (1)

3.5	Certificate of Amendment dated February 25, 1999 (1)

3.6	Certificate of Amendment dated January 11, 2006 (1)

3.7	By-Laws dated January 25, 2006 (1)

10.1	Promissory Note in favor of James T. Dunn, III dated October 30, 2007

10.2	Promissory Note in favor of Antonios Papanlcolaou dated July 27, 2007

10.3	Promissory Note in favor of Tammy S Walter dated October 30, 2007

10.4	Promissory Note in favor of Publishers Development Services, Inc. dated October 1, 2007

10.5	Consulting Agreement with J.C. Walter dated October 11, 2007

10.6	Consulting Agreement with TKC Financial dated October 26, 2007

10.7	Consulting Agreement with Tangerine Communications, Inc. dated October 29, 2007

10.8	Employment Agreement with Steven P. Durdin dated October 8, 2007

10.9	Modification and Settlement Agreement with HUB, Mid-East Oil Company and Mark Thompson dated November 11, 2007

31.1	Sarbanes Oxley Section 302 Certification

31.2	Sarbanes Oxley Section 302 Certification

32.1	Sarbanes Oxley Section 906 Certification

32.2	Sarbanes Oxley Section 906 Certification

(1) Previously filed.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

INDIGO-ENERGY, INC.

By:	/s/ Steven P. Durdin
Steven P. Durdin
President and Chief Executive Officer

Date: November 19, 2007