Form 10KSB
period 2007-12-31
Indigo-Energy, Inc.
filed 2008-04-15
CIK 356870

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
Commission File Number 2-75313

INDIGO-ENERGY, INC.
(Name of small business issuer in its charter)

NEVADA	84-0871427
(State of or other jurisdiction of incorporation or organization)	(IRS Employer I.D. No.)

701 N. Green Valley Pkwy., Suite 200
Henderson, Nevada 89074
(Address of Principal Executive Office)

(702) 990-3387
(Registrant’s telephone number, including area code)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B which is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ࿠

The issuer had $354,245 revenues for its most recent fiscal year.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $11,196,015 as determined by the closing price of $0.062, as quoted on the Over the Counter Bulletin Board on April 9, 2008.

As of April 9, 2008, there were 193,721,029 shares of our common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ࿠ No ☑

INDIGO-ENERGY, INC

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Background

The Indigo-Energy, Inc. (the “Company” or “Indigo” or “We”) is an independent energy company engaged primarily in the exploration of natural gas and oil in the Appalachian Basin in Pennsylvania, West Virginia, and Kentucky.

Indigo, formerly known as Procare America, Inc. (“Procare”) was incorporated in Minnesota on September 22, 1993 and in 1999 relocated its state domicile to Nevada. At the date of recapitalization on December 15, 2005, Procare was a public shell company, defined as an inactive, publicly quoted company with nominal assets and liabilities.

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

Business

Indigo-Energy Inc. is an independent Nevada energy company, currently engaged in the exploration of natural gas and oil. Our strategy is to profitably grow reserves and production, primarily through acquiring oil and gas leasehold interests and participating in or actively conducting drilling operations in order to exploit those interests. We own mineral rights (excluding coal) in Greene County, Pennsylvania and Monogalia County, West Virginia, respectively, as follows: 100% interest in 430 acres, one-third interests in 13 acres, one-sixth interest in 68 acres, and various percentages in an additional 56 acres (collectively the “Indigo Property”). We do not own the surface land in these areas. These natural resources are available via subsurface drilling and recovery techniques. We drilled twenty-four (24) gas wells located in this area, twenty-one (21) of which were drilled through four turnkey drilling programs with four (4) respective operators. To quantify the potential for recoverable reserves of natural gas, oil and coal bed methane, we commissioned four independent geological and engineering studies of the Indigo Property.

The Company engaged HUB Energy, LLC. as its advisor and field operations management team. HUB Energy, LLC was formed in the spring of 2006 specifically for the purpose of providing exploration and production management for Indigo. HUB Energy, LLC and Indigo entered into a series of agreements that aimed for the creation of significant Oil and Gas reserves throughout the Eastern United States. The main agreement was an Advisory Services Agreement whereby Indigo commissioned HUB Energy, LLC to discover, investigate, recommend and implement drilling ventures with various oil and gas developers and producers. HUB Energy, LLC requested bids for development through existing relationships with longstanding companies in Pennsylvania, West Virginia, Kentucky and Illinois. After receipt of the various proposals, HUB Energy, LLC screened the projects for economic viability and recommended implementation to Indigo.

HUB Energy, LLC negotiated a Drilling and Operating agreement respectively with four operators that was standard to all deals, with major exceptions having been approved in advance by Indigo. HUB Energy, LLC monitors the drilling, completion and production aspects of the ventures and reporting on a timely basis to the management of the Company. The four turnkey projects presently under development are:

•	Dannic Energy Corp.- 5 well Program 2006- Pennsylvania

•	Mid East Oil Company- 6-well Program 2006- Pennsylvania

•	P&J Resources, Inc. - 5-well Program 2006- Kentucky

•	Tapo Energy, LLC- 5 well Program 2006- West Virginia

Indigo Property- The Company Wells

Drilling operations began in late April 2006. As of March 31, 2008, three (3) wells have been drilled and completed on Indigo Property.

During 2007, one of the three Indigo initial wells was producing only a nominal amount of revenue and the Company fully impaired the cost of the well in the amount of $387,290 for the year ended December 31, 2007. Based on the ceiling test at December 31, 2007, the Company also recorded an additional impairment expense of $464,489 on the other two wells. During the year ended December 31, 2007, the Company recorded revenue of $87,525 generated from the three initial wells.

Drilling and Completion Activities under the Four Turnkey Programs

In July 2006, the Company and/or Indigo-Energy Partners, LP, an entity we consolidated into our financial statements, (collectively, the “Developers”) entered into the following Drilling and Operating Agreements on the respective drilling area:

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

Pursuant to the Drilling and Operating Agreements Indigo entered into, the operators were responsible for drilling, completing (and plugging of wells prior to completion if it is determined that any well will not be profitable) wells, as specified in that agreement. The operators subcontracted numerous phases of the actual drilling and completion activities. The Company is required to pay the operators, the price as set forth in the Drilling and Operating Agreement in exchange for certain percentage of working interest (or a pro rata portion thereof for partial working interests in the oil and gas properties). Under the Drilling and Operating Agreements, the Company is required to pay to the operators, for each well, a cash amount ranging from fifty (50%) to one-hundred (100%) percent of the turnkey price per well in return for being assigned interest in the completed well, which amount will be funded from capital contributions. Any overpayment by the Company to the operators will be applied to other wells.

Modification of Original Drilling Agreement

In November 2007, we entered into a Modification and Settlement Agreement with HUB, Mid-East Oil Company (Operator 4) and Mark Thomson (Mid-East Oil Company and HUB are under common control of Mark Thompson) (the “Advisors”) agreeing to modify the terms as provided under the original agreement entered into between all these parties. Under the terms of this agreement, we acknowledged indebtedness to HUB for $65,000 for advisory fees in connection with the development of certain oil and gas interests. We also acknowledged indebtedness to Mid-East Oil Company for $1,037,645 for drilling obligations and $33,039 in expense reimbursements.

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

According to the settlement agreement, the Advisors will give up all right, title, and interest except for certain overriding royalty interests in all the existing wells drilled under DOA1, DOA2, DOA3, and DOA4, excluding the four wells we transferred back to the Advisors. The Advisors will continue to own certain overriding royalty interest in any future wells drilled by Operator1, Operator2, Operator3, or Operator4 for us in Pennsylvania, Kentucky or West Virginia.

Additionally, the Advisors agree to make any payments necessary to obtain a full settlement from LK Drilling by January, 2008 and indemnify us from any liability arising from any failure to satisfy the obligations to LK Drilling or any drillers or subcontractors that the Advisors contracted with during its operation of our wells.

This settlement is due and payable upon the first occurrence of funds received by us from either Yorkville Advisors SEPA in the amount of $2,000,000 or greater or general disbursement of the same or greater amount from any other source but in no case less than ten percent (10%) of the total general disbursement funding received by the Company.

On April 2, 2008, the Company entered into a Modification and Settlement Agreement with Operator 1 to settle its obligations in the amount of $671,598 under DOA1. Under the terms of the settlement agreement, the Company assigned all of its rights to receive revenue from the five DOA1 wells for a period of 48 months (commencing January 2008) or until the obligation to Operator 1 has been satisfied (the “Assignment Period”). Upon expiration of the Assignment Period, all rights assigned to Operator 1 will automatically revert back to the Company and a new carried interest in the five DOA1 wells will be assigned to the Company. In addition to the aforementioned assignment, the Company assigned a 84.375% working interest to Operator 1 in the three drill sites to be determined located on the Company’s land. The Company retains the remaining 15.625% royalty and overriding interests in the three drill sites. Operator 1 will be operating the wells situated in the three drill sites. Under the settlement agreement, the Company also agreed to enter into a transportation agreement with Operator 1 whereby Operator 1 will transport all gas produced and recovered from the five wells under DOA1 as well as the wells to be drilled using the Company’s existing pipelines. The Company is to be compensated at a rate equal to the greater of 5% of the gas price paid or $0.50 per MCF.

Operation of Producing Wells

Once a well drilled by an Operator is completed, the Company supervises field operations of producing wells on the premises pursuant to the Drilling and Operating Agreement. The Drilling and Operating Agreement provides that the Operator is required to operate the wells as a reasonable operator in a good and workmanlike manner, in accordance with gas industry standards.

The Operators generally receive a monthly operating fee of $300 for each producing well, $100 for any “shut in” well, and $0.00 for any “dry” well. The operating fee covers all normal and regularly recurring operating expenses for the production, delivery and sale of gas, such as well tender, routine maintenance and adjustment, reading meters, recording production, pumping, maintaining appropriate books and records, preparing reports to the Company and to government agencies and collecting and disbursing revenues. The operating fee does not include costs and expenses related to the production and sale of oil (for natural gas wells only), purchase of equipment, materials or third party services, brine collection and disposal, compression and dehydration of natural gas, meter repair and calibration, extraordinary repairs and rebuilding of access roads, all of which will be billed at the invoice cost of materials purchased or third party services performed together with a reasonable charge by the Operator for services performed directly by it.

Liquidity

The Company is in the exploration stage and has incurred losses since its inception and is delinquent on many of its obligations to its creditors. The Company’s current liabilities exceed its current assets. The Company has been borrowing money and has assigned certain net revenue interest in oil and gas properties as collateral or consideration for these loans. The Company needs to raise a significant amount of cash to fund current operations and current capital commitments. There are no assurances the Company will receive funding necessary to implement its business plan. This raises substantial doubt about the ability of the Company to continue as a going concern.

The Company plans to raise funds from private offerings of equity and debt securities in order to fund its operations through December 2008. The Company will need to raise additional funds in the event it locates additional prospects for acquisition, experiences cost overruns at its current prospects, or fails to generate projected revenues.

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

Competition

The industry in which the Company is engaged in is intensely competitive and it competes with other companies that are significantly larger and have greater resources. Many of these companies explore for and produce oil and natural gas and also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may have a greater ability to continue exploration activities during periods wherein prices for oil and natural gas are low. Moreover, our larger competitors may be able to better absorb the burden of present and future federal, state, local and other laws and regulations more easily than we can, which would adversely affect our competitive position.

Government Regulation

The Company’s operations are affected by various governmental laws and regulations relating to the Company’s drilling activity which may require the Company to make significant capital expenditures to comply with governmental laws and regulations. Failure to comply with these laws and regulations may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties.

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

After the Company pays its drillers amounts it owes them for drilling the wells, the Company may be able to sell a portion of its gas production on the so-called “spot market” by effecting sales of its natural gas directly to public utilities or other purchasers or through intermediaries. Although the terms of such sales contracts vary considerably, they typically are made on a shorter-term basis depending upon prevailing market conditions and may offer the possibility of obtaining a somewhat higher sales price. However, there is no assurance that the Company will be able to negotiate any such short-term sales contracts.

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

The U.S. Market

Cost of Compliance with Environmental Laws

Dismantlement, Restoration and Environmental Costs

The Company follows the guidance of SFAS No. 143, “Accounting for Asset Retirement Obligations” using a cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. SFAS No. 143 requires liability recognition for retirement obligations associated with tangible long-lived assets, such as producing well sites, offshore production platforms, and natural gas processing plants. The obligations included within the scope of SFAS No. 143 are those for which a company faces a legal obligation. The initial measurement of the asset retirement obligation is to record a separate liability at its fair value with an offsetting asset retirement cost recorded as an increase to the related property and equipment on the consolidated balance sheet. The asset retirement cost will be depreciated using a systematic and rational method similar to that used for the associated property and equipment upon the establishment of proven reserves for the respective wells. As of December 31, 2007, the Company’s liability for retirement obligations was $208,000, representing the obligation for wells completed as of the balance sheet date.

Retirement Obligations consist of the following as of December 31:

	2007	2006
Balance as of January 1	$150,000	–
Cumulative effect of change in accounting principle	–	–
Additional liabilities incurred(1)	40,000	$150,000
Liabilities settled	–	–
Accretion expense	18,000	–
Revision of estimates	–	–
Balance as of December 31	$208,000	$150,000

(1)
Indigo and Indigo LP completed fifteen wells in 2006 and 3 wells in 2007. Asset retirement obligations were recorded in the amount of $10,000 for each well based on management’s estimates of the present value of the future cost of our legal obligation to dismantle and restore the leased property to an acceptable condition at the end of each well’s useful life.

In February 2007, the Company engaged a contractor to cure certain violations alleged by the West Virginia Department of Environmental Protection (“DEP”) pertaining to the drilling area around its wells. The violations generally consist of the Company’s failure to seed and mulch the ground in the well area, the failure to properly mark the wells with signage, and leaving certain piping on the ground. The estimated remediation costs were $50,000, of which the Company paid $25,000 in February 2007. As of April 11, 2008, the contractor has not completely finished the remediation work and since that time, the Company has renegotiated the remediation contract by agreeing to pay $16,000 for all remaining work. At the time when all remediation work is done, it is expected that the DEP will abate all violations. The DEP has allowed the Company to continue its drilling and production during this curative process. The estimated remediation costs were included in accounts payable and accrued expenses at December 31, 2007.

On February 26, 2007, we entered into a settlement agreement with Morgantown Excavators, Inc. (“MEI”) for the outstanding balance of $50,010 we owed to MEI for the environmental remediation services provided by MEI during the first and second quarter of 2006. Under the settlement agreement, we agreed to pay MEI $5,000 on or before the 15th day of each month for the period March through November 2007 and to make a final payment of $5,010 on or before December 15, 2007. In March and May 2007, we paid a total of $10,000 to MEI. As of April 11, 2008, we still owed MEI $37,010.

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

Employees

As of December 31, 2007, we had one (1) employee.

Reports to Security Holders

We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file annual, quarterly and other reports and information with the Securities and Exchange Commission. You may read and copy these reports in Washington, D.C. Our filings are also available to the public from commercial document retrieval services and the Internet worldwide website maintained by the U.S. Securities and Exchange Commission at www.sec.gov

ITEM 2. DESCRIPTION OF PROPERTY

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

To date, three (3) gas wells have been drilled on the 420 acre site (approximately 3,500 ft).

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

During 2007, one of the three Indigo initial wells was producing only a nominal amount of revenue and the Company fully impaired the cost of the well in the amount of $387,290 for the year ended December 31, 2007. Based on the ceiling test at December 31, 2007, the Company also recorded an additional impairment expense of $464,489 on the other two wells. During the year ended December 31, 2007, the Company recorded revenue of $87,525 generated from the three initial wells.

2.
The Company was assigned a 48% working interest in five wells that have been drilled by TAPO Energy, LLC (“TAPO”) for the Company to a depth of approximately 4,500 feet located in the Elk District, Harris County of West Virginia. The Company’s portion of the turnkey pricing of each well was $306,250. All of the five wells are currently producing and has been determined to be proved properties.

On April 2, 2008, the Company entered into a Modification and Settlement Agreement with TAPO for its obligation to TAPO in the amount of $671,598 under DOA 1 (See Drilling and Operating Agreements section under Item 1. Description of Business). Under the terms of the agreement, the Company assigned all of its rights to receive revenue from the five DOA 1 wells for a period equal to the later of 48 months (commencing January 2008) or until the obligation to TAPO has been satisfied (“the Assignment Period”). Upon expiration of the Assignment Period, all rights assigned to TAPO shall revert back to the Company and a new carried interest in the five DOA1 wells will be assigned to the Company. In addition to the aforementioned assignment, the Company is providing TAPO with the capacity to drill three wells on its land (“TAPO Wells”). Operator1 shall operate the TAPO wells and pay the Company a 3.125% override royalty and a 12.5% land ownership interest royalty for all revenues earned from the TAPO Wells. The Company also entered into a transportation agreement with TAPO, whereby TAPO will transport all gas produced and recovered from the five DOA1 wells and TAPO Wells using the Company’s existing pipelines. The Company is to be compensated at a rate equal to the greater of 5% of the gas price paid or $.50 per MCF.

3.
The Company currently owns a 38% working interest in five wells under the Drilling and Operating Agreement between the company and P&J Resources, Inc. (“P&J”) that have been drilled by P&J for the Company to a depth of approximately 3,000 ft. into the Big Six Formation located in Magoffin County, Kentucky. The Company’s portion of the turnkey pricing of each well is $193,500. Each well is impaired by both tainted gas, and a dispute with P&J as to production, viability and economics, therefore the value of the wells cannot be determined at this time. As of December 31, 2007, we have impaired all the costs incurred under DOA3 in the amount of $945,000. We continue to negotiate settlement with P&J in a mutually satisfactory manner.

4.
The Company owns a 75% working interest in six wells that have been drilled by Mid-East Oil Company for the Company to a depth ranging from approximately 3,500 to 4,300 ft. The Company’s portion of the turnkey prices of the wells ranged (“DOA4 Wells”) from $218,000 to $265,000. Five wells are currently in-line producing gas for the Company and one is currently in development. Mid-East Oil / HUB LLC has acquired oil and gas leases on approximately 45,000 acres throughout PA. See Drilling and Operating Agreements section under Item 1. Description of Business for the November 2007 Settlement Agreement we entered into with Mid-East Oil Company.

5.
The Company owns a 33% partial working interest in five wells (“DOA2 Wells”) that have been drilled by Dannic Energy Corp. for the Company to a depth ranging from approximately 3,300 to 3,700 located in Armstrong and Clearfield counties in Pennsylvania. The Company’s portion of the turnkey price of the wells ranges from $166,000 to $174,000. All five wells are currently in-line producing minimal gas production and, given a dispute with the operator Dannic Energy, we are unable to obtain production and revenue data to value the wells. As a result, as of December 31, 2007, we have fully impaired the costs incurred in drilling the five wells under DOA2 in the total amount of $1,006,824. We expect to amicable resolve the operator dispute in 2008.

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

On December 20, 2007, the Company entered into an agreement with Epicenter whereby Epicenter agrees to hold the sum of $100,000 paid by the Company as a deposit for future development of oil and gas leases and purchase of oil field equipment.

7.
On December 28, 2005, the Company assigned its entire interest in certain of its oil and gas leases in Pennsylvania to Jerry Moore, a former majority shareholder of the Company and a related party, for $1,000. On December 6, 2006, Mr. Moore assigned those leases back to the Company for consideration of $1,000.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

As of April 9, 2008, our common stock is quoted and traded under the symbol “IDGG” on the OTC Bulletin Board (“Bulletin Board”).

As of December 31, 2007, the closing price of our common stock was $0.23.

As of March 26, 2008, the closing price of our common stock was $0.062.

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

Below is the market information pertaining to the range of the high and low bid information of our common stock for each quarter since year 2006. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	2006
	High	Low
First quarter	$0.25	$0.38
Second quarter	1.90	1.70
Third quarter	1.75	1.60
Fourth quarter	1.05	0.65
	2007
	High	Low
First quarter	$0.85	$0.83
Second quarter	0.38	0.30
Third quarter	0.41	0.33
Fourth quarter	0.23	0.08
	2008
	High	Low
First quarter	$0.05	$0.05

Source:	http://www.pinksheets.com

Holders

On April 9, 2008, there were 1,207 holders of record of our common stock.

Dividends

No cash dividend was declared in 2007.

Recent Sales of Unregistered Securities

In January 2007 the Company issued 647,410 shares of common stock to an oil and gas joint venture partner for a forbearance agreement valued at $1.00 per share.

In January 2007 the Company issued 1,493,196 shares of common stock to an oil and gas operator for forbearance agreements valued at $0.83 per share.

In January 2007 the Company issued 963,647 shares of common stock to an oil and gas operator for forbearance agreements valued at $0.83 per share.

In January 2007 the Company issued 2,125,288 shares of common stock to an oil and gas operator for forbearance agreements valued at $0.83 per share.

In January 2007 the Company issued 215,000 shares of common stock to an oil and gas operator for forbearance agreement valued at $0.70 per share.

In January 2007 the Company issued 246,078 shares of common stock to an oil and gas advisor for forbearance agreement valued at $1.10 per share.

In January and May 2007 the Company issued 400,000 shares of common stock as part of consideration for a promissory note valued at $0.31 per share.

In January and May 2007 the Company issued 200,000 shares of common stock as part of consideration for a promissory note valued at $0.18 per share.

In February and May 2007 the Company issued 400,000 shares of common stock as part of consideration for a promissory note valued at $0.25 per share.

In February and May 2007 the Company issued 240,000 shares of common stock as part of consideration for a promissory note valued at $0.18 per share.

In August 2007 the Company issued 1,400,000 shares of common stock as part of consideration to settle two promissory notes valued at $0.40 per share.

In March 2007 the Company issued 375,000 shares of common stock for consulting services performed in 2006 valued at $0.45 per share.

In February 2007 the Company issued 72,000 shares of common stock for consulting services performed in 2007 valued at $0.70 per share.

In March 2007 the Company issued 28,768 shares of common stock as satisfaction for accrued interest on a loan valued at $0.50 per share.

In March 2007 the Company issued 24,897shares of common stock for legal services performed in 2006 valued at $0.60 per share.

In April 2007 the Company issued 9,500,000 shares of series B convertible preferred stock for consulting services performed in 2007 valued at $0.80 per share.

In January 2007 the Company issued 2,680,000 shares of common stock under an amended partnership agreement for Indigo LP valued at $1.10 per share.

In April 2007 the Company issued 300,000 shares of common stock under an amended promissory note valued at $0.91 per share.

In March 2007 the Company issued 5,000,000 shares of common stock under a consulting agreement valued at $1.05 per share.

In April and May 2007 the Company issued 1,020,000 shares of common stock as part of consideration for series of $510,000 of convertible promissory notes valued at prices ranging from $0.25 to $0.50 per share.

In March 2007 the Company issued 3,000,000 shares of common stock for consulting services performed in 2007 valued at $0.45 per share.

In May 2007 the Company issued 50,000 shares of common stock as part of consideration for a promissory note valued at $0.23 per share.

In May 2007 the Company issued 100,000 shares of common stock as part of consideration for a promissory note valued at $0.22 per share.

In April 2007 the Company issued 19,000,000 shares of common stock for conversion of series B convertible preferred stock.

In July 2007 the Company issued 4,505,938 shares of common stock for conversion of series A convertible super preferred stock.

In August 2007 the Company issued 62,431 shares of common stock for legal services performed in 2006 valued at $0.40 per share.

In July 2007 the Company issued 25,000 shares of common stock as part of consideration for a $25,000 convertible promissory note valued at $0.29 per share.

In July 2007 the Company issued 200,000 shares of common stock as part of consideration for a $100,000 convertible promissory note valued at $0.22 per share.

In September 2007 the Company issued 25,000 shares of common stock to settle liabilities with Falcon valued at $0.45 per share.

In October 2007 the Company issued 275,000 shares of common stock for consulting services performed in 2007 valued at $0.49 per share.

In October 2007 the Company issued 500,000 shares of common stock for consulting services being performed over a one year vesting period valued at $0.20 per share.

In December 2007 the Company issued 125,000 shares of common stock as part of consideration to extend a promissory note valued at $0.12 per share.

In October 2007 the Company issued 50,000 shares of common stock as part of consideration to extend a promissory note valued at $0.16 per share.

In August 2007 the Company issued 960,000 shares of common stock as part of consideration for a series of $430,000 promissory notes valued at prices ranging from $0.17 to $0.22 per share.

In December 2007 the Company issued 5,700,000 shares of common stock as part of consideration for a series of $570,000 convertible promissory notes valued at prices ranging from $0.08 to $0.10 per share.

In December 2007 the Company issued 3,333,333 shares of common stock for services performed in connection with SEDA valued at $0.07 per share.

In December 2007 the Company issued 138,889 shares of common stock for placement services performed in connection with SEDA valued at $0.07 per share.

In January 2008 the Company issued 1,400,000 shares of common stock for conversion of series A convertible super preferred stock in October 2007.

In January 2008 the Company issued 167,667 shares of common stock for consulting services performed in connection with SEDA valued at $0.07 per share in December 2007.

In February 2008 the Company issued 1,900,000 shares of common stock as part of consideration for a $380,000 promissory note valued at $0.20 per share.

In February 2008 the Company issued 155,000 shares of common stock as consideration for a consulting agreement valued at $0.15 per share.

In February 2008 the Company issued 550,000 shares of common stock as part of consideration for $55,000 of convertible promissory notes valued at $0.13 and $0.14 per share.

In February 2008, the Company issued 280,000 shares of its common stock to various lenders for extensions of notes.

In February 2008, the Company issued 155,000 shares of its common stock in exchange for services to be rendered by the consultant to the Company.

In February 2008 the Company issued 550,000 shares of its common stock to two lenders as part of consideration for two promissory notes.

In February 2008 the Company issued 285,110 shares of its common stock to a lender upon conversion of a loan.

In March 2008, the Company issued 6,20,000 shares of its common stock to various lenders and creditors for extensions of notes.

In March 2008 the Company issued 2,500,000 shares of its common stock to land lease holders in exchange for extensions granted to the Company.

In April 2008 the Company issued 5,500,000 shares of common stock as part of consideration for a $500,000 promissory note valued at $0.06 per share.

In April 2008 the Company issued 275,000 shares of common stock for promissory note extensions.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

The information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in the Company’s revenues and profitability, (ii) prospective business opportunities and (iii) the Company’s strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes,” “anticipates,” “intends” or “expects.” These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Annual Report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

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

We own mineral rights (excluding coal) in Greene County, Pennsylvania and Monongalia County, West Virginia, respectively, as follows: 100% interest in 430 acres, one-third interest in 13 acres, one-sixth interest in 68 acres, and various percentages in an additional 56 acres (collectively, the “The Indigo Property”). We do not own the surface land in these areas. These natural resources are available via subsurface drilling and recovery techniques. To quantify the potential for recoverable reserves of natural gas, oil and coal bed methane, we commissioned four independent geological and engineering studies of the Indigo Property.

As an exploratory stage company, we have incurred losses since our inception. We are delinquent on many of our obligations to our creditors. Our current liabilities exceed our current assets and we will need additional capital to fund operations. There are no assurances that we will receive funding to implement our business plan and our independent registered accountant indicated in its opinion on our 2007 annual financial statements that there was substantial doubt about our ability to continue as a going concern.

As of April 11, 2008, we still owe our operators and vendors payments for drilling our wells, however, as a result of our paying a portion of the amounts due, we have been assigned a portion of various percentage of working interest in those wells by the operators. We have settled our obligations on unpaid drilling costs with two operators and intend to settle with the other two operators on unpaid drilling costs and disputes in the near future.

The Company needs to raise significant funds for future drilling and operating costs once production has commenced. Any fundraising conducted by the Company will most likely result in the issuance of additional shares of common stock which will dilute the ownership interests of the Company’s current shareholders. The Company’s expectation is to invest approximately $10,000,000 in the next 12 months to fund future drilling operations of the Company. In addition, the Company will be required to fund an additional $4,500,000 to fund its current obligations under the various agreements to which the Company is a party.

During the next 12 months, we expect to purchase field equipment in 2008. We do not anticipate any significant changes in the number of our employees.

Results of Operations for the Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

We incurred a net loss for the year ended December 31, 2007 in the amount of $31,926,091 compared to a net loss of $23,627,237 for the year ended December 31, 2006, primarily attributable to an $8,004,137 increase in impairment of oil and gas properties and an increase in the amount of $4,386,720 in interest expense, which we offset by a decrease in general and administrative expenses of $1,129,414 and an increase in net loss allocated to minority interest of $2,501,799.

Revenues

We had revenue in the amount of $354,245 for the year ended December 31, 2007 compared to no revenues for the year ended December 31, 2006. This was attributable to the sale of oil and gas to various customers.

Depletion Expense

We also recorded a depletion expense on proved gas properties of $174,924 during 2007. Our operating expense related to oil and gas operations increased by $161,519 in 2007 compared with 2006 due to the operations of producing wells in 2007.

Impairment of Oil and Gas Properties

Impairment cost of $8,371,861 related to oil and gas properties was incurred for the year ended December 31, 2007 as a result of our ceiling tests on proved properties as well as impairment assessment on unproved properties. The impairment charge of $367,724 incurred for the year ended December 31, 2006 was primarily related to our impairment of costs incurred in one of our three initial wells.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2007 were $18,490,165, compared to $19,619,579 for the year ended December 31, 2006. The decrease of $1,129,429 in general and administrative expenses was primarily due to a decrease in consulting expenses, which consisted mostly of share-based compensation in the amount of $632,930 and a decrease in professional fees of $323,270. General and administrative expenses of $18,490,165 for the year ended December 31, 2007 were primarily comprised of $15,168,286 of consulting fees, $1,025,650 of accounting and legal fees, and $1,873,700 of share-based compensation related to the stock options we granted to our officers and directors. The consulting fees primarily consisted of stock based compensation in the form of 1) 9,500,000 shares of our Series B convertible preferred stock totaling $7,600,000 issued to three related parties, 2) 5,000,000 shares of common stock totaling $5,250,000 related to the Big Apple consulting agreement, 3) 3,000,000 shares of common stock totaling $1,350,000 related to our Network 1 consulting agreement, and 4) $250,000 in connection with the SEDA agreement.

Interest Expense

Interest expense for the year ended December 31, 2007 was $7,092,624 compared to $2,705,904 for the year ended December 31, 2006. The increase of $4,386,720 in 2007 was primarily due to the increase in interest resulting from the issuance of 5,444,541 shares of our common stock in consideration for the forbearance agreements we entered into with various operators in the total amount of $4,555,258. Interest expense of $7,092,624 for the year ended December 31, 2007 was primarily comprised of $4,555,258 of interest related to forbearance agreements with various operators, $2,261,738 of interest on various notes payable, including amortization of discounts on the notes in the amount of $1,721,066, and $132,615 of interest related to the amortization of the beneficial conversion feature on our Series 1 convertible notes.

Settlement Expense - Related Party

We incurred settlement expense from our agreement with Mid-East Oil Company and HUB for the year ended December 31, 2007 in the amount of $441,012 compared to $900,000 for the year ended December 31, 2006, which was incurred in relation to a payment made by certain of our shareholders to Jerry Moore and his family.

Preferred Dividend

Preferred dividend for the year ended December 31, 2007 was $451,509 compared to $435,851 for the year ended December 31, 2006. This was related to the amortization of beneficial conversion feature on our Series A convertible super preferred stock.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of our common stock and the use of convertible debt. As of December 31, 2007, we had a cash balance of $7,995.

The Company previously entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA Global Investments, L.P. (“YA Global”) pursuant to which the Company may, at its discretion, periodically sell to YA Global shares of its common stock, $0.001 par value per share (the “Common Stock”) for a total purchase price of up to Five Million Dollars ($5,000,000). For each share of Common Stock purchased under the SEDA, YA Global will pay to the Company ninety-five (95%) of the lowest volume weighted average price (as quoted by Bloomberg, LP) of the Common Stock on the principal market (whichever is at such time the principal trading exchange or market for the Common Stock) during the five (5) consecutive trading days after the Advance Notice Date (as such term is defined in the SEDA), subject to any reduction provided in the SEDA. The Company has the right to withdraw the Advance request if the price of the Common Stock is less that 75% of the VWAP on the Advance Notice Date.

We require a minimum of approximately $6,000,000 for the next 12 months, which includes approximately $800,000 to pay for our outstanding professional fees, $40,000 to pay for the drilling costs incurred in our three (3) initial wells, $3,500,000 to pay our note payable obligation and additional funds to meet our capital needs for the anticipated drilling, development, and production activities on the Indigo Property as well as any other oil and gas properties we may acquire over the next twelve months. In addition to the minimum amount required , the Company expects to spend an additional $4,500,000 for drilling activities. Moreover, in the event we locate additional prospects for acquisition, experience cost overruns at our current prospects or fail to generate projected revenues, we will also need additional funds during the next twelve months. We currently do not have sufficient funds to fund our current operations or such capital calls, pay our debts and other liabilities, and operate at our current levels for the next twelve months. Accordingly, we need to raise additional funds through sales of our securities or otherwise, immediately.

If we are unable to obtain additional funds on terms favorable to us, if at all, we may be required to delay, scale back or eliminate some or all of our exploration and well development programs and may be required to relinquish our interest in one or more of our projects or in the extreme case, cease operations.

For the Year Ended December 31, 2007

Net cash used in operating activities was $1,808,010 for the year ended December 31, 2007 as compared to net cash used in operating activities of $1,663,691 for the year ended December 31, 2006. The increase in cash used in operating activities was primarily due to our increased payments to fund general and administrative expenses during 2007.

Net cash used in investing activities was $455,996 for the year ended December 31, 2007 as compared to net cash used in investing activities of $5,381,585 for the year ended December 31, 2006. The $4,925,589 decrease in cash used in investing activities was primarily due to decreased expenditures in our oil and gas properties as a result of cash shortfalls.

Net cash provided by financing activities was $2,205,338 for the year ended December 31, 2007 as compared to net cash provided by financing activities of $6,862,624 for the year ended December 31, 2006. The amounts in both periods represent mostly net proceeds from sales of debt and equity securities.

At December 31, 2007, we had a working capital deficit of $5,835,576 compared to a working capital deficit of $3,653,955 at December 31, 2006. The increase in working capital deficit in the amount of $2,181,621 was due primarily to an increase in our notes payable of $2,015,400, an increase in our accounts payable and accrued expenses-related party in the amount of $724,759 which were offset by a decrease in our liabilities to be settled in common stock of $493,770.

Convertible Notes - Series 1

In return for $2,662,100 received in April 2006 and continuing through October 2006, we issued convertible notes, (“Convertible Notes”). The notes had maturity dates three years from the date of issuance and bore interest at 8% per annum. However, the interest was due and payable only if the trading price of our stock fell below $0.15625 in a given month, whereby we would then be responsible for paying interest on the outstanding balance of the notes for that month. As of December 31, 2007, minimum interest expense has been incurred by the Company on these convertible notes. The noteholders could convert their notes anytime prior to the maturity date at a rate equal to 60% of the average of the lowest three trading prices during the twenty trading days preceding the conversion date. However, the noteholders could not convert any portion of their notes that would result in the noteholders and their affiliates beneficially owning more than 4.99% of our issued and outstanding shares. The noteholders also agreed to limit all of their conversions to no more than the greater of $100,000 per month or the average daily dollar volume calculated during the ten business days prior to a conversion. The note conversion price was subject to adjustment for merger, consolidation, reorganization, etc. as defined by the Convertible Notes. As of December 31, 2007, the noteholders have converted $2,262,100 of principal into 2,714,250 shares of our common stock. The converted shares are subject to a one-year restriction from trading under Rule 144 of the Securities Act of 1933 and have piggyback registration rights. There are no penalty provisions related to the registration rights. Each noteholder was entitled to receive one share of our Series A convertible super preferred stock (“Super Preferred Stock”) for each dollar that was invested in the Convertible Notes. As a result, we had issued a total of 2,662,100 shares of our Super Preferred Stock to the noteholders. Each share of the Super Preferred Stock was convertible into two shares of our common stock at the one-year anniversary of the date of issuance. On July 2, 2007, 1,962,100 shares of the Super Preferred Stock were converted into 4,505,938 shares of our common stock. In connection with such conversion, the Company inadvertently issued the investors an aggregate of 581,738 shares in excess of what they should have been entitled to receive as a result of the conversion. Because the amount of excess shares that any one shareholder received was not material and because those individuals provided valuable financing to the Company, the Company has made a determination that they will not seek the return of the excess shares. In October 2007, the remaining 700,000 shares of the Super Preferred Stock were converted into 1,400,000 shares of our common stock, which were issuable at December 31, 2007.

In connection with the issuance of the Convertible Notes, the Company incurred a 10% placement fee of $266,210 to Fairhills Capital, a related party, which was recorded as deferred loan costs and is being amortized over three years. Upon conversion of the Convertible Notes, the unamortized balance of the related deferred loan costs was immediately expensed. For the year ended December 31, 2007 and 2006, the Company has incurred $13,334 and $230,377, respectively, of amortization expense on the deferred loan costs, which was recorded as interest expense in the accompanying statements of operations.

Convertible Notes - Series 2

In April and May 2007, we borrowed a total of $510,000 from various lenders and issued promissory notes to the lenders. The promissory notes provided for interest at 20% per annum with maturity dates in October and November 2007. The lenders have the option to either receive all principal and interest due on the loan within ten days of the maturity dates or to receive shares of our common stock equal to the numerical dollars of principal and interest outstanding on the maturity dates of the loan. Within thirty days of funding of the loan, the lenders are also to receive additional shares of our common stock equal to twice the numerical dollars of the principal of the loan. In the event the notes are unpaid within ten days of its maturity date, we will incur a late charge equal to 10% of the note amount. As of December 31, 2007, we have issued 1,020,000 shares of our common stock to the lenders in connection with these notes.

On July 27, 2007, $100,000 of these promissory notes was settled releasing Indigo from all obligations related to the promissory note (see “Note Payable 3” of Promissory Notes below).

As of December 31, 2007, the Company has not repaid these loans and as such, is in default.

Convertible Notes - Series 3

In October through December 2007, we borrowed a total of $570,000 from various lenders and issued promissory notes. The promissory notes provided for interest at 20% per annum with maturity dates ranging from February through May 2008. The lenders have the option to either receive all principal and interest due on the notes into shares of our common stock at a conversion price equal to 80% of the average ten-day closing price of the stock immediately preceding the date. Within thirty days of funding of the loans, the lenders are to receive shares of our common stock equal to ten times the numerical dollars of the principal of the loan. In the event the notes are unpaid within ten days of their maturity dates, we will incur a late charge equal to 10% of the note amount and be required to issue common stock equal in value to the principal amount borrowed every 30 days from the default date until the notes are paid. In December 2007, we issued a total of 5,700,000 shares of common stock to the lenders.

On March 18, 2008, one of the convertible notes was amended to extend the maturity date from March 5 to June 5, 2008, in consideration for which the Company agreed to issue the noteholder 75,000 shares of its common stock and pay for interest at 20% per annum during the extended note period.

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

On July 2, 2007, we borrowed $25,000 from an individual lender and issued a promissory note that provided for interest at a rate of 20% per annum with a maturity date of February 27, 2008. The note and accrued interest thereon will be converted into shares of our common stock at a conversion price equal to 70% of the average ten-day closing price of the stock immediately prior to the maturity date of the note. Within thirty days of funding of the loan, the lender is also to receive 25,000 shares of our common stock. On August 15, 2007, we have issued 25,000 shares of common stock to the lender.

On February 27, 2008, the lender converted the principal and interest on this loan into 285,110 shares of the Company’s common stock.

Promissory Notes Converted into Units of Indigo LP

In July 2006, in return for $1,200,000 we issued to three noteholders convertible promissory notes. The notes matured on January 18, 2007 and bore interest at 6% per annum. The noteholders had the right to convert at any time before maturity of the notes, the outstanding note balance into 4 Units of Indigo LP upon the same terms and conditions as then contemplated by the private placement offering and the Partnership Agreement, provided that Indigo LP raised at least $1,000,000 of gross proceeds in the private placement offering to be utilized for the drilling activities of Indigo LP. In July 2006, the entire amount of $1,200,000 was converted into 4 Units of general partnership interests in Indigo LP. As of December 31, 2007, accrued interest on the promissory notes prior to the conversion amounted to $19,726. In connection with the issuance of these convertible promissory notes, the Company also incurred 10% of placement fee to Fairhills in the amount of $120,000 under a strategic partnership agreement further explained in Note 11.

Promissory Notes

Note Payable 1

On November 27, 2006, the Company borrowed $450,000 from a private lender and issued a promissory note to the lender. The note had a maturity date of February 26, 2007, and bore interest at a fixed amount of $50,000. The lender was also provided a 100% net revenue interest (“NRI”) in Indigo No. 3 well (one of the three initial wells we drilled), of which 75% will revert back to the Company upon repayment of the note. Payments that are not made within 10 days of the maturity date are subject to a late charge of 10% of the principal plus interest on the note, which equals $50,000.

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

In October 2007, the Company amended the terms of this note calling for six monthly payments of $12,500 from October 2007 through March 2008 as advances against NRI. Additionally, within ten business days of the amended maturity date of March 30, 2008, the Company will pay the lender $550,000 less any earlier payments of principal as satisfaction in full of this obligation. As of December 31, 2007, two payments of $12,500 had been made to the lender.

Note Payable 2

On January 19, 2007, we borrowed $200,000 from an individual lender and issued a promissory note, which provided the lender with a 30% NRI in our Indigo No. 2 well from the date of the funding through January 23, 2008, the maturity date of the note. On the maturity date, as full satisfaction for the note, the lender will have the option of either receiving repayment of half of the borrowing of $100,000 and retaining a 15% NRI in our Indigo No. 2 well for the life of the well, or receiving repayment of the entire borrowing of $200,000. In addition, the lender was entitled to 400,000 shares of our common stock to be issued within thirty days of the date of funding. In the event the note is unpaid within ten days of its due date, we will incur a late charge equal to 10% of the note amount. As of December 31, 2007, we have issued 400,000 shares of common stock to the lender.

On March 15, 2008, the Company entered into a Modification and Settlement Agreement with the noteholder whereby the Company was released from all its obligations under the original promissory note. Under the settlement agreement, the Company is required to pay the principal amount of the original note plus a 10% penalty fee on or before May 1, 2008 (“Due Date”), and to issue to the noteholder 1,000,000 shares of its common stock.

In the event the note principal plus the 10% penalty fee are not paid by the Due Date, then the Company is required to issue to the noteholder one share of its common stock for every dollar of the principal and penalty then outstanding for every month past the Due Date on which the note principal and penalty charge remain unpaid. If the note principal and the penalty are not paid by November 1, 2008, then the Company will no longer be released from any obligations under the original note and this settlement agreement will be deemed void. However, the noteholder will nevertheless retain the 1,000,000 shares of the Company’s common stock issued pursuant to the settlement agreement.

Note Payable 3

On January 25, 2007, we borrowed $80,000 from an individual lender and issued a promissory note, which provided the lender with a 12% NRI in Indigo No. 2 well from the date of the funding through January 25, 2008, the maturity date of the note. On the maturity date, as full satisfaction for the note, the lender will have the option of either retaining the 12% NRI in our Indigo No. 2 well for the life of the well; or receiving repayment of the entire borrowing of $80,000 and retaining a 6% NRI in our Indigo No. 2 well for the life of the well. In addition, the lender was entitled to 200,000 shares of our common stock to be issued within thirty days of the date of funding. In the event the note is unpaid within ten days of its due date, we will incur a late charge equal to 10% of the note amount. As of December 31, 2007, we have issued 200,000 shares of common stock to the lender.

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

The new promissory note had a maturity date of September 15, 2007 and provided for interest to be paid in the amount of $2,000 within 5 days of the due date. In the event the note is unpaid within ten days of its maturity date, we will incur a late charge equal to 10% of the note amount. As of December 31, 2007, $50,000 was paid against the outstanding balance, however the balance of $100,000 remains unpaid and $3,507 is recorded in accrued interest for the late charge. On August 15, 2007, we issued 1,400,000 shares of common stock to the lender which was valued at $560,000 based on our stock trading price on the settlement date. In connection with this settlement agreement the company recorded the consideration it issued as the payment of the prior two promissory note listed above, repurchase of the 12% NRI in Indigo Well No. 2, interest expense on other issues and the establishment of a new loan.

Note Payable 4

On February 7, 2007, we borrowed $200,000 from an individual lender and issued a promissory note that provided the lender with a 30% NRI in our Indigo No. 2 well from the date of the funding through February 7, 2008, the maturity date of the note. On the maturity date, as full satisfaction for the note, the lender will have the option of either receiving repayment of half of the borrowing of $100,000 and retaining a 15% NRI in our Indigo No. 2 well for the life of the well; or receiving repayment of the entire borrowing of $200,000. In addition, the lender was entitled to 400,000 shares of our common stock to be issued within thirty days of the date of funding. In the event the note is unpaid within ten days of its due date, we will incur a late charge equal to 10% of the note amount. As of December 31, 2007, we have issued 400,000 shares of common stock to the lender.

On March 15, 2008, the Company entered into a Modification and Settlement Agreement with the noteholder whereby the Company was released from all its obligations under the original promissory note. Under the settlement agreement, the Company is required to pay the principal amount of the original note plus a 10% penalty fee on or before May 1, 2008 (“Due Date”), and to issue to the noteholder 1,000,000 shares of its common stock.

In the event the note principal plus the 10% penalty fee are not paid by the Due Date, then the Company is required to issue to the noteholder one share of its common stock for every dollar of the principal and penalty then outstanding for every month past the Due Date on which the note principal and penalty charge remain unpaid. If the note principal and the penalty are not paid by November 1, 2008, then the Company will no longer be released from any obligations under the original note and this settlement agreement will be deemed void. However, the noteholder will nevertheless retain the 1,000,000 shares of the Company’s common stock issued pursuant to the settlement agreement.

Note Payable 5

On February 15, 2007, we borrowed $100,000 from an individual lender and issued a promissory note that provided the lender with a 15% NRI in our Indigo No. 2 well from the date of the funding through February 16, 2008, the maturity date of the note. On the maturity date, as full satisfaction for the note, the lender will have the option of either retaining the 15% NRI in our Indigo No. 2 well for the life of the well; or receiving repayment of the entire borrowing of $100,000 and retaining a 7.5% NRI in our Indigo No. 2 well for the life of the well. In addition, the lender was entitled to 240,000 shares of our common stock to be issued within thirty days of the date of funding. In the event the note is unpaid within ten days of its due date, we will incur a late charge equal to 10% of the note amount. As of December 31, 2007, we have issued 240,000 shares of common stock to the lender.

On March 15, 2008, the Company entered into a Modification and Settlement Agreement with the noteholder whereby the Company was released from all its obligations under the original promissory note. Under the settlement agreement, the Company is required to pay the principal amount of the original note plus a 10% penalty fee on or before May 1, 2008 (“Due Date”), and to issue to the noteholder 500,000 shares of its common stock.

In the event the note principal plus the 10% penalty fee are not paid by the Due Date, then the Company is required to issue to the noteholder one share of its common stock for every dollar of the principal and penalty then outstanding for every month past the Due Date on which the note principal and penalty charge remain unpaid. If the note principal and the penalty are not paid by November 1, 2008, then the Company will no longer be released from any obligations under the original note and this settlement agreement will be deemed void. However, the noteholder will nevertheless retain the 500,000 shares of the Company’s common stock issued pursuant to the settlement agreement.

Other Promissory Notes

In June 2007, we borrowed a total of $75,000 from two individual lenders and issued two promissory notes. The promissory notes provided for interest at a rate of 20% per annum with maturity dates on December 21, 2007. Within thirty days of funding of the loan, the lenders are also to receive shares of our common stock equal to twice the numerical dollars of the principal of the loan. In the event the notes are unpaid within ten days of their maturity dates, we will incur a late charge equal to 10% of the note amount. As of December 31, 2007, 150,000 shares of our common stock were issued to the two lenders.

On December 21, 2007, the Company did not repay these loans and as such, was in default as of December 31, 2007. On February 11, 2008, one of the two lenders agreed to extend the due date of the loan to March 15, 2008 in exchange for the Company’s issuance of 50,000 shares of common stock. On March 18, 2008, the other lender agreed to extend the due date of the loan to May 27, 2008 in exchange for the Company’s issuance of 250,000 shares of common stock. As of April 1, 2008, the balance of these two notes remained outstanding.

In July 2007, we borrowed a total of $430,000 from various individual lenders and issued promissory notes. The promissory notes provided for interest at rates ranging from 10% to 20% per annum with maturity dates ranging from September 2007 through January 2008. Within thirty days of funding of the loans, the lenders are to receive shares of our common stock equal to once, twice, or three times of the numerical dollars of the principal of the loan. In the event the notes are unpaid within ten days of their maturity dates, we will incur a late charge equal to 10% of the note amount. In August 2007, we issued a total of 960,000 shares of common stock to the lenders. We valued the 960,000 shares of common stock at $359,750 based on our stock trading price on the dates of the promissory notes. Under EITF 00-27 and APB No. 14, we allocated the proceeds from issuance of these notes and common stock based on the proportional fair value basis for each item. Consequently, these promissory notes were recorded with discounts of $191,370 based on the ascribed value of the 960,000 shares of our common stock. For the year ended December 31, 2007, amortization of the discounts amounted to $174,182 which was recorded as interest expense. We also recorded an additional interest expense of $30,917, which was accrued for as of December 31, 2007.

In October 2007, two of the above described notes were amended to extend the maturity dates from September and October 2007 to December 2007 and January 2008, respectively, with the interest rate on one of the notes being increased from 10% to 20% per annum, in exchange for which we issued a total of 175,000 shares of our common stock to the two lenders valued at $23,000. In February 2008, six additional notes were amended to extend the maturity dates to dates ranging from February 2008 to June 2008 in exchange for which we agreed to issue a total of 650,000 shares of our common stock to these six lenders. In March and April 2008, three notes were amended second time to extend the maturity dates to June 2008, in exchange for which we agreed to 1) issue a total of 675,000 shares of our common stock to the lenders; 2) pay a total of $45,000 to two of the lenders; and 3) extend interest rate to 20% per annum on one of the extended notes.

Due to Related Party

On September 3, 2005, we entered into separate agreements with two of our then principal stockholders (Leo Moore and James Love) to redeem their entire interest in the Company. At the time of the agreement, each shareholder held a 33⅓ interest in our common stock.

The original agreements provided for a redemption price of $500,000 each to be paid under different payment schedules. The original payment schedule for Love required $250,000 to be paid within 45 days of the date of the agreement and another $250,000 to be paid within 90 days of the date of the agreement. The original payment schedule for Leo Moore required $100,000 to be paid within 45 days of the date of the agreement, another $100,000 to be paid within 90 days of the agreement and a final installment of $300,000 to be paid no later than 180 days from the date of the agreement.

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

On March 23, 2007, the payment terms of the contract with Leo Moore were amended again such that payments of $50,000 will be made each month from April through July 2007; $70,000 will be paid in August 2007, and $20,000 will be paid in September 2007. The September payment represents additional interest of $20,000 on the outstanding balance. As of December 31, 2007, the balance due to Leo Moore was $229,364 including late payment charges of $35,122 which is included as interest expense in the accompanying financial statements. On March 20, 2008, we entered into a Modification and Settlement Agreement with Leo Moore whereby we agreed to settle our obligation due to Leo Moore by paying a total amount of $209,500 on or before June 30, 2008; $5,000 to be paid each month from April through June 2008 with the balance due by June 30, 2008

On July 11, 2006, we entered into a Mutual Release and Settlement Agreement (“Moore Settlement Agreement”) with Jerry Moore, certain of his family members and affiliates (“Moore Family”). Moore Family had received 49,100,000 of our shares of common stock and became the majority shareholder of us on December 15, 2005 during the recapitalization of the Company in 2005. Under the Moore Settlement Agreement, Moore Family agreed to surrender to us 28,485,000 shares of our common stock, in exchange for which we agreed to pay Moore Family a total of $150,000 in installment payments, commencing September 1, 2006. According to the settlement agreement, our obligation to pay $150,000 was secured by a security interest in 3,485,000 shares of our common stock, which were to be retained by an escrow agent and could be liquidated if we failed to make the payment. In October 2006, Moore Family surrendered all 28,485,000 shares of our common stock and relinquished its rights to place 3,485,000 shares in an escrow account. As of March 31, 2007, we have paid $50,000 to Moore Family. On March 23, 2007, we entered into a Modification Agreement with Moore Family to extend the payment terms on the remaining balance as follows: $25,000 to be paid on April 12, 2007, $50,000 on May 10, 2007, and $25,000 on June 1, 2007. In addition, we are required to pay an additional $20,000 on July 1, 2007 as interest on the outstanding balance. As of December 31, 2007, we owed Moore Family $95,552 including late payment charges of $20,000 which is included as interest expense in the accompanying financial statements. On March 20, 2008 we entered into another Modification and Settlement Agreement with the Moore Family whereby we agreed to settle our obligation due to Moore Family by paying cash amount of $100,000 on or before June 30, 2008 and issuing 5,000,000 shares of our common stock to Moore Family.

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

Off Balance Sheet Reports

The Company had no off balance sheet transactions during the year ended December 31, 2007.

FINANCIAL STATEMENT TABLE OF CONTENT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Indigo-Energy, Inc.
Henderson, Nevada

We have audited the accompanying consolidated balance sheets of Indigo-Energy, Inc. (an exploration stage entity) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended and the period from 2005 (inception of exploration stage) through December 31, 2007. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indigo-Energy, Inc. as of December 31, 2007 and 2006, and the results of its operations, changes in stockholders’ deficit and its cash flows for the years then ended and period from 2005 (inception of exploration stage) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company: has incurred net losses since inception; had a working capital deficiency of $5,835,576 as of December 31, 2007; had a net loss in 2007 of $31,926,091; is delinquent on many of its obligations to its creditors; still owes certain parties payments for drilling wells for the Company; and does not currently have sufficient funds to execute its business plan or fund current operations or current capital commitments; and has been borrowing money and assigned its interests in certain property as collateral or consideration for these loans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

L J SOLDINGER ASSOCIATES, LLC

Deer Park, Illinois
April 8, 2008

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Consolidated Balance Sheets

	Year Ending December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$7,995	$66,663
Accounts receivable	4,360	-
Accounts receivable - related party	80,564	-
Prepaid expenses	164,227	423,290
Prepaid expenses - related party	-	30,000
Deposits	100,000	-
Due from related party	4,000	4,000

Total current assets	361,146	523,953

Oil and gas properties, net	851,900	6,136,800

Other Assets
Deferred loan costs, net of accumulated amortization of $243,711 and $230,377 at
December 31, 2007 and 2006, respectively	22,499	35,833

	$1,235,545	$6,696,586
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$3,202,360	$2,968,527
Accounts payable and accrued expenses - related party	515,955	25,029
Notes payable, net of discount	1,508,285	330,622
Convertible notes, net of discount	705,122	-
Liabilities to be settled in common stock	-	493,730
Due to related parties	265,000	360,000

Total current liabilities	6,196,722	4,177,908

Convertible notes, net	167,910	35,295

Total liabilities	6,364,632	4,213,203

Commitments and contingencies

Minority interest	1,331,299	3,979,995

Stockholders’ deficit
Series A convertible super preferred stock; $.001 par value; 25,000,000 authorized; 0 issued and outstanding at December 31, 2007; 2,662,100 issuable at December 31, 2006;
Liquidation preference: see Note 9	-	2,662
Common stock; $.001 par value; 600,000,000 shares authorized; 174,509,252 and
118,627,377 shares issued and outstanding at December 31, 2007 and 2006, respectively;
1,567,667 and 0 shares issuable at December 31, 2007 and 2006, respectively	176,077	118,627
Additional paid-in capital	53,467,408	26,108,369
Deficit accumulated since inception of exploration stage in 2005	(60,103,871)	(27,726,270)

Total stockholders’ deficit	(6,460,386)	(1,496,612)

	$1,235,545	$6,696,586

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Consolidated Statements of Operations

	For the Years Ended December 31,		Since Inception of Exploration Stage in 2005 to December 31,
	2007	2006	2007

Revenues	$258,123	$-	$258,123
Revenues - related party	96,122	-	96,122

Net Revenues	$354,245	$-	$354,245

Operating expenses

Impairment of oil and gas properties	$8,371,861	$367,724	$8,901,865
Operating expenses	238,118	91,265	329,383
Operating expenses - related party	14,666	-	14,666
Depletion	174,924	-	174,924
General and administrative - related party	9,897,622	7,506,873	18,154,495
General and administrative	8,592,543	12,112,706	21,884,904

Total operating expenses	27,289,734	20,078,568	49,460,237

Loss from operations	(26,935,489)	(20,078,568)	(49,105,992)

Other expenses

Interest expense, net	7,092,624	2,705,904	9,798,528
Settlement expense - related party	457,012	900,000	1,357,012

Total other expenses	7,549,636	3,605,904	11,155,540

Net loss before minority interest	(34,485,125)	(23,684,472)	(60,261,532)

Minority interest	2,559,034	57,235	2,616,269

Net loss	(31,926,091)	(23,627,237)	(57,645,263)

Preferred dividend on Series A convertible super preferred stock	(451,509)	(435,851)	(887,360)

Net loss to common shareholders	$(32,377,600)	$(24,063,088)	$(58,532,623)

Basic and diluted loss per common share	$(0.23)	$(0.19)	$(0.37)

Basic and diluted weighted average common shares outstanding	151,242,876	124,006,019	142,955,984

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Consolidated Statements of Stockholders’ Deficit

								Deficit
								Accumulated
			Preferred		Preferred		Additional	During the	Total
	Common Stock		- Series A		- Series B		Paid-in	Exploration	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

Balance at December 31, 2004	147,300,000	$147,300	-	$-	-	$-	$-	$(147,300)	$-

Purchase of treasury stock	(98,200,000)	(98,200)	-	-	-	-	-	(901,800)	(1,000,000)

Acquisition of net liabilities of Procare America, Inc.	46,868,127	46,868	-	-	-	-	-	(522,147)	(475,279)

Common stock issuable for cash at $0.25 per share in private placement offering	3,622,000	3,622	-	-	-	-	902,628	-	906,250

Net Loss	-	-	-	-	-	-	-	(2,091,935)	(2,091,935)

Balance at December 31, 2005	99,590,127	99,590	-	-	-	-	902,628	(3,663,182)	(2,660,964)

Issuance of common stock for cash at $0.25 per share in continuance of 2005 PPM in January, March, and May 2006	1,500,000	1,500	-	-	-	-	378,475	-	379,975

Issuance of common stock for consulting services performed in 2005 valued at $0.25 per share in January and March 2006	6,328,000	6,328	-	-	-	-	1,575,672	-	1,582,000

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Consolidated Statements of Stockholders’ Deficit

	Common Stock		Preferred - Series A		Preferred - Series B		Additional Paid-in	Deficit Accumulated During the Exploration	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit
Issuance of common stock as part of consideration for convertible loan in February 2006	175,000	175	-	-	-	-	4,711	-	4,886

Issuance for common stock for cash at $0.0555 per share in March 2006	900,000	900	-	-	-	-	49,100	-	50,000

Issuance of common stock for consulting services performed in 2005 valued at $0.45 per share in March 2006	31,030,000	31,030	-	-	-	-	13,932,470	-	13,963,500

Issuance of common stock for consulting services performed in 2005 valued at $0.25 per share in April 2006	3,100,000	3,100	-	-	-	-	771,900	-	775,000

Issuance of common consulting services stock for performed in 2005 valued at$2.10 per share in June 2006	1,125,000	1,125	-	-	-	-	2,361,375	-	2,362,500

Settlement costs paid by stockholders in July 2006	-	-	-	-	-	-	900,000	-	900,000

Allocation of costs from Indigo LP syndication	-	-	-	-	-	-	(155,472)	-	(155,472)

Cancellation of shares returned by a former officer in August 2006	(50,000)	(50)	-	-	-	-	(19,950)	-	(20,000)

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Consolidated Statements of Stockholders’ Deficit

	Common Stock		Preferred - Series A		Preferred Series B		Additional Paid-in	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit
Cancellation of shares returned by Moore Family in October 2006	(28,485,000)	(28,485)	-	-	-	-	(121,515)	-	(150,000)

Beneficial conversion feature of $2,662,100 convertible notes issued in April through October 2006	-	-	-	-	-	-	1,774,742	-	1,774,742

Discount on $2,662,100 convertible notes related to Series A convertible super preferred stock	-	-	-	-	-	-	887,358	-	887,358

Issuance of common upon conversion of convertible notes stock	2,714,250	2,714	-	-	-	-	2,259,386	-	2,262,100

Series A convertible super preferred stock issuable in connection with issuance of 2,662,100 convertible notes	-	-	2,662,100	2,662	-	-	(2,662)	-	-

Preferred stock dividend related to beneficial conversion feature of Series A convertible super preferred stock	-	-	-	-	-	-	435,851	(435,851)	-

Issuance of common stock upon conversion of convertible debt in December 2006	700,000	700	-	-	-	-	174,300	-	175,000

Net Loss	-	-	-	-	-	-	-	(23,627,237)	(23,627,237)

Balance December 31, 2006	118,627,377	$118,627	2,662,100	$2,662	-	$-	$26,108,369	$(27,726,270)	$(1,496,612)

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Consolidated Statements of Stockholders’ Deficit

	Common Stock		Preferred - Series A		Preferred - Series B		Additional Paid-in	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit
Issuance of common stock to oil and gas joint venture partner for forbearance agreement valued at $1.00 per share in January 2007	647,410	647	-	-	-	-	646,763	-	647,410

Issuance of common stock to oil and gas operator for forbearance agreements valued at $0.83 per share in January 2007	1,493,196	1,493	-	-	-	-	1,222,928	-	1,224,421

Issuance of common stock to oil and gas operator for forbearance agreements valued at $0.83 per share in January 2007	963,647	964	-	-	-		789,227	-	790,190

Issuance of common stock to oil and gas operator for forbearance agreements valued at $0.83 per share in January 2007	2,125,288	2,125	-	-	-		1,740,611	-	1,742,736

Issuance of common stock to oil and gas operator for forbearance agreement valued at $0.70 per share in January 2007	215,000	215	-	-	-		150,285	-	150,500

Issuance of common stock to oil and gas advisor for forbearance agreement valued at $1.10 per share in January 2007	246,078	246	-	-	-		270,440	-	270,686

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Consolidated Statements of Stockholders’ Deficit

								Deficit
								Accumulated
			Preferred		Preferred		Additional	During the	Total
	Common Stock		- Series A		- Series B		Paid-in	Exploration	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit
Issuance of common stock as part of consideration for a promissory note valued at $0.31 per share in January and May 2007	400,000	400	-	-	-	-	123,842	-	124,242

Issuance of common stock as part of consideration for a promissory note valued at $0.18 per share in January and May 2007	200,000	200	-	-	-	-	36,715	-	36,915

Issuance of common stock as part of consideration for a promissory note valued at $0.25 per share in February and May 2007	400,000	400	-	-	-	-	99,600	-	100,000

Issuance of common stock as part of consideration for a promissory note valued at $0.18 per share in February and May 2007	240,000	240	-	-	-	-	44,027	-	44,267

Issuance of common stock as part of consideration to settle two promissory notes valued at $0.40 per share in August 2007	1,400,000	1,400	-	-	-	-	558,600	-	560,000

Issuance of common stock for consulting services performed in 2006 valued at $0.45 per share in March 2007	375,000	375	-	-	-	-	168,375	-	168,750

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Consolidated Statements of Stockholders’ Deficit

								Deficit
								Accumulated
			Preferred -		Preferred		Additional	During the	Total
	Common Stock		Series A		- Series B		Paid-in	Exploration	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

Issuance of common stock for consulting services performed in 2007 valued at $0.70 per share in February 2007	72,000	72	-	-	-	-	50,328	-	50,400

Issuance of common stock as satisfaction for accrued interest on a loan valued at $0.50 per share in March 2007	28,768	29	-	-	-	-	14,355	-	14,384

Issuance of common stock for legal services performed in 2006 valued at $0.60 per share in March 2007	24,897	25	-	-	-	-	14,913	-	14,938

Issuance of series B convertible preferred stock for consulting services performed in 2007 valued at $0.80 per share in April 2007	-	-	-	-	9,500,000	9,500	7,590,500	-	7,600,000

Issuance of common stock under amended partnership agreement for Indigo LP valued at $1.10 per share in January 2007	2,680,000	2,680	-	-	-	-	2,945,320	-	2,948,000

Issuance of common stock under an amended promissory note valued at $0.91 per share in April 2007	300,000	300	-	-	-	-	272,700	-	273,000

Issuance of common stock under a consulting agreement valued at $1.05 per share in March 2007	5,000,000	5,000	-	-	-	-	5,245,000	-	5,250,000

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Consolidated Statements of Stockholders’ Deficit

								Deficit
								Accumulated
			Preferred		Preferred		Additional	During the	Total
	Common Stock		- Series A		- Series B		Paid-in	Exploration	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit
Issuance of common stock as part of consideration for series of $510,000 convertible promissory notes valued at prices ranging from $0.25 to $0.50 per share in April and May 2007	1,020,000	1,020	-	-	-	-	298,280	-	299,300

Beneficial conversion feature of the series of $510,000 convertible promissory notes issued in April and May 2007	-	-	-	-	-	-	117,250	-	117,250

Issuance of common stock for consulting services performed in 2007 valued at $0.45 per share in March 2007	3,000,000	3,000	-	-	-	-	1,347,000	-	1,350,000

Issuance of common stock as part of consideration for a promissory note valued at $0.23 per share in May 2007	50,000	50	-	-	-	-	11,650	-	11,700

Issuance of common stock as part of consideration for a promissory note valued at $0.22 per share in May 2007	100,000	100	-	-	-	-	22,100	-	22,200

Issuance of common stock for conversion of series B convertible preferred stock in April 2007	19,000,000	19,000	-	-	(9,500,000)	(9,500)	(9,500)	-	-

Issuance of common stock for conversion of series A convertible super preferred stock in July 2007	4,505,938	4,506	(1,962,100)	(1,962)	-	-	(2,544)	-	-

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Consolidated Statements of Stockholders’ Deficit

								Deficit
								Accumulated
			Preferred		Preferred		Additional	During the	Total
	Common Stock		- Series A		- Series B		Paid-in	Exploration	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

Issuance of common stock for legal services performed in 2006 valued at $0.40 per share in August 2007	62,431	63	-	-	-	-	24,910	-	24,973

Issuance of common stock as part of consideration for a $25,000 convertible promissory note valued at $0.29 per share in July 2007	25,000	25	-	-	-	-	7,125	-	7,150

Beneficial conversion feature of the above $25,000 convertible promissory note issued in July 2007	-	-	-	-	-	-	15,000	-	15,000

Issuance of common stock as part of consideration for a $100,000 convertible promissory note valued at $0.22 per share in July 2007	200,000	200	-	-	-	-	43,000	-	43,200

Issuance of common stock to settle liabilities with Falcon valued at $0.45 per share in September 2007	25,000	25	-	-	-	-	11,225	-	11,250

Issuance of common stock for consulting services performed in 2007 valued at $0.49 per share in October 2007	275,000	275	-	-	-	-	136,538	-	136,813

Issuance of common stock for consulting services being performed over a one year vesting period valued at $0.20 per share in October 2007	500,000	500	-	-	-	-	24,500	-	25,000

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Consolidated Statements of Stockholders’ Deficit

								Deficit
								Accumulated
			Preferred		Preferred		Additional	During the	Total
	Common Stock		- Series A		- Series B		Paid-in	Exploration	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit
Issuance of common stock as part of consideration to extend a promissory note valued at $0.12 per share in December 2007	125,000	125	-	-	-	-	14,875	-	15,000

Issuance of common stock as part of consideration to extend a promissory note valued at $0.16 per share in October 2007	50,000	50	-	-	-	-	7,950	-	8,000

Issuance of common stock as part of consideration for a series of $430,000 promissory notes valued at prices ranging from $0.17 to $0.22 per share in August 2007	960,000	960	-	-	-	-	190,410	-	191,370

Issuance of common stock as part of consideration for a series of $570,000 convertible promissory notes valued at prices ranging from $0.08 to $0.10 per share in December 2007	5,700,000	5,700	-	-	-	-	531,800	-	537,500

Common stock issuable for consulting services performed in connection with SEDA valued at $0.07 per share in December 2007	167,667	168	-	-	-	-	11,904	-	12,072

Issuance of common stock for services performed in connection with SEDA valued at $0.07 per share in December 2007	3,333,333	3,333	-	-	-	-	236,667	-	240,000

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Consolidated Statements of Stockholders’ Deficit

									Deficit
									Accumulated
				Preferred		Preferred		Additional	During the	Total
		Common Stock		- Series A		- Series B		Paid-in	Exploration	Stockholders’
		Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit
Issuance of common stock for placement services performed in connection with SEDA valued at $0.07 per share in December 2007		138,889	139	-	-	-	-	9,861	-	10,000

Stock options granted under the 2007 Stock Option Plan valued at $0.12 per share in October 2007, which vested immediately, with an exercise price of $0.25 per share and expire in October 2017		-	-	-	-	-	-	1,873,700	-	1,873,700

Common stock issuable for conversion of series A convertible super preferred stock in October 2007		1,400,000	1,400	(700,000)	(700)	-	-	(700)	-	-

Preferred stock dividend related to beneficial conversion feature of Series A convertible super preferred stock		-	-	-	-	-	-	451,509	(451,509)	-

Net Loss		-	-	-	-	-	-	-	(31,926,091)	(31,926,091)

Balance December 31, 2007	*	176,076,919	$176,077	-	$-	-	$-	$53,467,408	$(60,103,871)	$(6,460,386)

* Issued and issuable

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Consolidated Statements of Cash Flows

	For the Years Ended December 31,		Since Inception of Exploration Stage in 2005 to December 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,926,091)	$(23,627,237)	$(57,645,263)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation for consulting services	7,073,463	9,858,000	16,931,463
Share-based compensation for consulting services - related party	7,612,072	7,050,000	14,662,072
Stock options granted - related party	1,873,700	-	1,873,700
Interest expense on forbearance agreements	4,555,257	-	4,555,257
Interest expense on settlement of notes payable	208,955	-	208,955
Amortization of deferred loan costs	13,334	230,377	243,711
Amortization of discount on convertible debts	1,853,680	2,316,789	4,170,469
Depletion expense	174,924	-	174,924
Share-based settlement expense - related party	-	900,000	900,000
Settlement expense	457,012	-	457,012
Impairment of oil and gas properties	8,371,861	367,724	8,739,585
Minority interest	(2,559,034)	(57,236)	(2,616,270)
Changes in assets and liabilities
Advances to related party	-	(4,000)	(4,000)
Accounts receivable	(4,360)	-	(4,360)
Accounts receivable - related party	(80,564)	-	(80,564)
Prepaid expenses	(88,337)	(75,890)	(164,227)
Prepaid expenses - related party	30,000	(30,000)	-
Accounts payable and accrued expenses	405,434	889,023	1,167,741
Accounts payable and accrued expenses - related party	220,684	7,503	354,903
Liabilities to be settled in common stock	-	493,730	1,518,730
Liabilities to be settled in common stock - related party	-	-	750,000
Due to related parties	-	17,526	17,526
Net cash used in operating activities	(1,808,010)	(1,663,691)	(3,788,636)

CASH FLOWS FROM INVESTING ACTIVITIES
Tangible and intangible drilling costs for oil and gas properties	(414,396)	(5,381,585)	(5,795,981)
Tangible and intangible drilling costs for oil and gas properties - related party	(41,600)	-	(41,600)
Net cash used in investing activities	(455,996)	(5,381,585)	(5,837,581)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	2,440,000	3,287,100	5,727,100
Repayment of debt	(50,000)	-	(50,000)
Repayment of debt - related party	(95,000)	-	(95,000)
Loan costs	-	(266,210)	(266,210)
Refund of common stock subscription	-	(10,000)	-
Proceeds from issuance of common stock	-	429,975	1,336,225
Repurchase of common stock - related party	-	(20,000)	(20,000)
Payment to acquire treasury stock - related party	-	(440,000)	(790,000)
Capital contributions from minority interest holders	-	4,400,000	4,400,000
Syndication costs paid by limited partnership	-	(518,241)	(518,241)
Distributions to partners	(89,662)	-	(89,662)
Net cash provided by financing activities	2,205,338	6,862,624	9,634,212

Net increase (decrease) in cash and cash equivalents	(58,668)	(182,652)	7,995

Cash and cash equivalents, beginning of year	66,663	249,315	-

Cash and cash equivalents, end of year	$7,995	$66,663	$7,995

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

For comparability purposes, the 2006 figures have been reclassified where appropriate to conform to the financial statement presentation used in 2007. These reclassifications had no effect on the reported net loss.

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

Exploration Stage Enterprise

The Company is an Exploration Stage Enterprise, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting for Development Stage Enterprises.” Under SFAS No. 7, certain additional financial information is required to be included in the financial statements for the period from inception of the exploration stage in 2005 to the current balance sheet date.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Management believes that it is reasonably possible the following material estimates affecting the financial statements could significantly change in the coming year: (1) estimates of proved gas reserves, (2) estimates as to the expected future cash flows from proved gas properties and (3) estimates of future dismantlement and restoration costs.

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if the collection of the revenue is probable. When the Company has an interest in a property with operators, it uses the sales method of accounting for its oil and gas to its customers, which can be different from its net working interest in field production. For the year ended December 31, 2007, the Company has recorded revenue from oil and gas sales in the amount of $354,034, of which $4,000 was included in accounts receivable and $80,564 in accounts receivable - related party at December 31, 2007. The Company did not generate any revenue during 2006.

Segment Information

Under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined that it has one reportable operating segment; which is the acquisition and exploration of natural gas and oil properties.

Capitalization of Interest

We capitalize interest, including amortization of debt discounts, on expenditures for significant exploration projects while activities are in progress to bring the assets to their intended use. As costs are transferred to the full cost pool, the associated capitalized interest is also transferred to the full cost pool. As of December 31, 2007 and 2006, the Company has recorded $226,316 of capitalized interest.

Dismantlement, Restoration and Environmental Costs

The Company follows the guidance of SFAS No. 143, “Accounting for Asset Retirement Obligations” using a cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. SFAS No. 143 requires liability recognition for retirement obligations associated with tangible long-lived assets, such as producing well sites, offshore production platforms, and natural gas processing plants. The obligations included within the scope of SFAS No. 143 are those for which a company faces a legal obligation. The initial measurement of the asset retirement obligation is to record a separate liability at its fair value with an offsetting asset retirement cost recorded as an increase to the related property and equipment on the consolidated balance sheet. The asset retirement cost will be depreciated using a systematic and rational method similar to that used for the associated property and equipment upon the establishment of proven reserves for the respective wells. As of December 31, 2007 and 2006, the Company’s liability for retirement obligations was $208,000 and $150,000, respectively, representing the obligation for wells drilled as of the balance sheet date.

Retirement Obligations consist of the following as of December 31:

	2007	2006

Balance as of January 1	150,000	-
Cumulative effect of change in accounting principle	-	-
Additional liabilities incurred	$40,000	150,000
Liabilities settled	-	-
Accretion expense	18,000	-
Revision of estimates	-	-
Balance as of December 31	$208,000	150,000

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand. The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Share-Based Compensation Expense

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No.123R) requiring that compensation cost relating to share-based payment transactions be recognized under fair value accounting and recorded in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).

The fair value of the stock option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility is based on an average of historical volatility of common stock prices of the Company or its peer companies where there is a lack of relevant volatility information of the Company for the length of the expected term. The expected term is derived from estimates and represents the period of time that the stock option granted is expected to be outstanding. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The risk-free rate for the expected term is the yield on the zero-coupon U.S. Treasury security with a term comparable to the expected term of the option. The Company does not include an estimated dividend yield since it has not paid dividends on its common stock historically.

There was $1,873,700 of compensation cost related to stock options we issued to our employee and non-employee board members during 2007, which was recognized in operating results for the year ended December 31, 2007. Since the Company has generated losses from its inception, no associated future income tax benefit was recognized for the year ended December 31, 2007 (see Stock Options Granted section in Note 9 for more details). No stock options were awarded during 2006 and therefore no fair value disclosure is provided for 2006.

Loss Per Share

Loss per common share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued and if the additional common shares were dilutive. Shares associated with convertible preferred stock, convertible debt, and stock options are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share).

At December 31, 2007 and 2006, the Company had potentially dilutive shares of 32,814,806 and 6,013,855, respectively.

Recent Accounting Pronouncements

In September 2006, the FASB issued a new standard which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The new standard does not require new fair value measurements, rather, its provisions will apply when fair value measurements are performed under other accounting pronouncements. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the standard was deferred for one year as it applies to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis (e.g. those measured at fair value in a business combination and goodwill impairment). We are reviewing the potential impact, if any, of this new guidance.

In February 2007, the FASB issued a new standard that permits entities to choose to measure many financial instruments and certain other items at fair value. This standard expands the use of fair value measurement and applies to entities that elect the fair value option. The fair value option established by the new standard permits all entities to choose to measure eligible items at fair value at specified election dates and is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of this pronouncement to have a material impact on our financial position or results of operations.

In December 2007, the FASB issued a new standard for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as a component of consolidated equity. This is a change from the current practice to present noncontrolling interests in liabilities or between liabilities and stockholders’ equity. Similarly, the new standard requires consolidated net income and comprehensive income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interests. The standard is effective prospectively with respect to transactions involving noncontrolling financial interests that occur on or after January 1, 2009. We do not expect the adoption of this pronouncement to have a material impact on our financial position or results of operations.

In December 2007, FASB issued SFAS No. 141R (“SFAS 141R”), Business Combinations, which impacts the accounting for business combinations. The statement requires changes in the measurement of assets and liabilities required in favor of a fair value method consistent with the guidance provided in SFAS 157 (see above). Additionally, the statement requires a change in accounting for certain acquisition related expenses and business adjustments which no longer are considered part of the purchase price. Adoption of this standard is required for fiscal years beginning after December 15, 2008. Early adoption of this standard is not permitted. The statement requires prospective application for all acquisitions after the date of adoption. The adoption of SFAS 141R is not expected to have a material impact on the Company’s financial statements.

NOTE 3 - GOING CONCERN

The Company is in the exploration stage and has incurred significant losses since its inception and is delinquent on many of its obligations to its creditors. Also, its current liabilities exceed its current assets. The Company has been borrowing money and has assigned certain net revenue interests in oil and gas properties as collateral or consideration for these loans. The Company needs to raise a significant amount of cash to fund current operations and current capital commitments. There are no assurances the Company will receive funding necessary to implement its business plan. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of April 1, 2008, the Company owed certain parties payments for drilling wells for the Company; however, as a result of the Company paying a portion of the amount due, the Company has been assigned a portion of various percentage of working interest in those wells by the operators (see Oil and Gas Drilling and Operating Agreement of Indigo LP in Note 4).

The Company plans to raise funds from private offerings of equity and debt securities in order to fund its operations through December 31, 2008. The Company will need to raise additional funds in the event it locates additional prospects for acquisition, experiences cost overruns at its current prospects, or fails to generate projected revenues.

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

NOTE 4 - OIL AND GAS PROPERTIES

Indigo Oil and Gas Interests and Operations

During 2007, one of the three Indigo initial wells was producing only a nominal amount of revenue and the Company fully impaired the cost of the well in the amount of $387,290 for the year ended December 31, 2007. Based on the ceiling test at December 31, 2007, the Company also recorded an additional impairment expense of $464,489 on the other two wells. During the year ended December 31, 2007, the Company recorded revenue of $87,525 generated from the three initial wells.

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 19, 2007, Epicenter elected to withdraw from the Joint Venture Agreement with the consent of all other parties to the Joint Venture Agreement, as it deemed the goal of the Joint Venture not fulfilled. As a result, Indigo was released of all obligations due to Epicenter, but also lost its right to receive a 50% working interest in the assets of the Joint Venture due to the expiration of leases caused by its delinquent payments in funding the lease acquisitions. Consequently, the Company recorded an impairment charge of $225,000. Indigo and Epicenter also agreed that if Indigo has the necessary funding within the subsequent six months to either acquire leases or conduct drilling operations in the New Albany Shale in southern Illinois, Indigo will be allowed to participate with Epicenter in such projects and provided a credit of $225,000 by Epicenter for such participation.

As of December 31, 2007, oil and gas property costs for the wells listed above included $226,316 of capitalized interest.

On December 20, 2007, the Company entered into an agreement with Epicenter whereby Epicenter agrees to hold the sum of $100,000 paid by the Company as a deposit for future development of oil and gas leases and purchases of oil field equipment.

Indigo-Energy Partners, LP

In July 2006, pursuant to a private placement offering, the Company entered into an agreement to become the managing general partner of Indigo-Energy Partners, LP (“Indigo LP” or the “Partnership”). In accordance with the terms of the partnership agreement of Indigo LP dated July 7, 2006 (the “Partnership Agreement”), as managing general partner, Indigo agreed to fund 100% of the tangible drilling cost portion of the aggregate costs related to four turnkey well drilling programs (“Turnkey Well Costs”) (see Oil and Gas Drilling and Operating Agreements section below for further discussion on the drilling programs) and also manage the affairs of the Partnership. The total tangible drilling costs were estimated to be 25% of the Turnkey Well Costs, which amounts to $1,451,317, and has not been funded by Indigo as of April 1, 2008.

The remaining interests in the Partnership were owned by other partners who contributed a total of $4,400,000 pursuant to the private placement offering (the “Participating Partners”) to fund 100% of the intangible drilling portion of the Turnkey Well Costs. These partners are considered as minority interest holders on the Company’s consolidated financial statements under EIFT 04-5 (see Note 2). The contribution included $1,200,000 that was contributed to the Partnership in July 2006 by three Participant Partners upon their conversion of the $1,200,000 promissory notes into the partnership interest (see Promissory Notes Convertible into Units of Indigo LP in Note 5). According to the private placement offering, each Participating Partner was offered one unit of ownership interest for $300,000 (“Units”). The percentage interest of each Participating Partner was to be determined by dividing each Participating Partner’s capital contribution by the sum of all Participating Partners’ capital contributions plus the managing general partner’s required capital contribution. At the sole discretion of Indigo, as the managing general partner, available cash is to be distributed among the partners in accordance with their respective percentage interests in the Partnership. Distributions in liquidation of the partnership are to be made in accordance with the capital accounts subject to the above distributions. All tangible drilling costs are to be allocated 100% to the managing general partner and all intangible drilling costs allocated 100% to the Participating Partners. Profits or losses are to be allocated among the partners in proportion to their respective percentage interests. As of December 31, 2007, the percentage interest of Indigo and the Participant Partners was 50% each. Each Participant Partner may initially elect to be either a general or limited partner and Indigo as the managing general partner has the right to convert all Participant Partners that have elected general partner status to limited partner. The Partnership Agreement provides that this conversion takes place as of the first of the year following the year in which the conversion is elected.

On December 15, 2006, the Partnership Agreement was amended through a letter agreement as a result of which Indigo and the Participant Partners agreed that effective January 1, 2007, the Participant Partners will (i) reduce their cash flow distribution and profit allocation to 50% in return for 2,640,000 shares of Indigo’s common stock and (ii) waive all their rights to receive warrants to purchase the Company’s common stock. The Company issued 2,680,000 shares of its common stock to the Participating Partners on January 23, 2007, which were valued at $2,948,000, based on the trading price of its common stock of $1.10 on December 15, 2006, the date of the agreement, which resulted in an increase of $2,948,000 in total oil and gas properties. As a result of the ceiling test at December 31, 2007, the Company fully impaired the amount of $2,948,000 in oil and gas properties. The Company inadvertently issued an additional 40,000 shares of common stock to the Participant Partners that will not be returned to the Company.

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

On March 21, 2008, the Company entered into a Global Settlement Agreement with all the Participant Partners of Indigo LP pursuant to which all Participant Partners of Indigo LP surrendered their limited partnership interests in exchange for 1) an aggregate monthly cash payment of $50,000 for a period of 36 months, which will be allocated proportionately to each Participant Partner based on their respective ownership interest in Indigo LP, commencing upon the Company’s receiving of funding of $10,000,000 or more, and 2) the Company’s issuance of three warrants to each Participant Partner for each dollar they originally invested, which resulted in the issuance of warrants to purchase a total of 13,200,000 shares of the Company’s common stock to all Participant Partners at an exercise price of $0.25 per share. These warrants will vest on October 1, 2008 and expire in 7 years from date of grant.

As a result of the settlement agreement, the Company was released of all its obligations under the Partnership Agreement.

Under the settlement agreement, if the Company has not commenced the monthly payment of $50,000 by January 1, 2009, then the Participant Partners may seek judicial enforcement of the Company’s obligation to pay the settlement amounts and the Company will no longer be released of any obligations under the Partnership Agreement.

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

DOA1

Under DOA1, Operator1 agreed to drill, complete and operate five wells in the drilling area as defined by DOA1 for a term as long as any well covered is producing oil or gas. The turnkey price per well is $350,000. In exchange for the turnkey price, Operator1 will provide one well complete to the pipeline. Upon completion of each well and payment in full by the Developers, Operator1 will assign to the Developers their respective interest in the wells. As of December 31, 2007, Indigo LP has incurred drilling costs in the amount of $1,531,250 under DOA1 determined based on the well completion percentage of each well, of which $671,598 was unpaid and accrued for as of December 31, 2007.

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

All five wells under DOA1 are currently producing and determined to be proved properties as of December 31, 2007. For the year ended December 31, 2007, Indigo LP recorded gas revenue in the amount of $112,004 under DOA1.

On April 2, 2008, the Company entered into a Modification and Settlement Agreement with Operator1 to settle its obligation due to Operator1 in the amount of $671,598 under DOA1. Under the terms of the settlement agreement, the Company assigned all of its rights to receive revenue from the five DOA1 wells for a period equal to the later of 48 months (commencing January 2008) or until the obligation to Operator1 has been satisfied (“the Assignment Period”). Upon expiration of the Assignment Period, all rights assigned to Operator1 will automatically revert back to the Company and a new carried interest in the five DOA1 wells will be assigned to the Company. In addition to the aforementioned assignment, the Company assigned a 84.375% working interest to Operator1 in three drill sites to be determined located on the Company’s land. The Company retains the remaining 15.625% royalty and overriding royalty interests in the three drill sites. Operator1 will be operating the wells situated in the three drill sites. Under the settlement agreement, the Company also agreed to enter into a transportation agreement with Operator1, whereby Operator1 will transport all gas produced and recovered from the five wells under DOA1 as well as the wells to be drilled using the Company’s existing pipelines. The Company is to be compensated at a rate equal to the greater of 5% of the gas price paid or $.50 per MCF.

DOA2

Under DOA2, Operator2 agreed to drill, complete and operate five wells in the drilling area as defined by DOA2 for a term as long as any well covered is producing oil or gas. The turnkey price per well is (A) three wells at $290,970 and (B) two wells at $277,565. In exchange for the turnkey price, Operator2 will provide one well complete to the pipeline. Upon completion of each well and payment in full by the Developer, Operator2 will assign to the Developer its respective interest in the wells. As of December 31, 2007, Indigo LP has incurred drilling costs in the amount of $856,824 under DOA2 determined based on the well completion percentage of each well, of which $381,823 was unpaid and accrued for as of December 31, 2007.

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

Although all five wells under DOA2 commenced production in early 2007, Operator2 has been suspending all revenue checks from Indigo LP due to the outstanding balance Indigo LP owed Operator2 for unpaid Turnkey drilling costs. Operator2 also would not provide production information to Indigo LP, which resulted in Indigo LP not being able to obtain a reserve study on the five wells as of December 31, 2007. As a result, the Company decided to impair all the costs incurred under DOA2 in the total amount of $1,006,824 as of December 31, 2007 consisting of $856,824 of the Turnkey drilling costs, $100,000 of allocated HUB advisory fee (see HUB Advisory Agreements with HUB, a Related Party section below), and $50,000 of asset retirement costs.

DOA3

Under DOA3, Operator3 agreed to drill, complete and operate five wells in the drilling area as defined by DOA3 for a term as long as any well covered is producing oil or gas. The turnkey price per well is $258,000. In exchange for the turnkey price, Operator3 will provide one well complete to the pipeline. Upon completion of each well and payment in full by the Developer, Operator3 will assign to the Developer its respective interest in the wells. As of December 31, 2007, Indigo LP has incurred drilling costs in the amount of $541,800 under DOA3 determined based on the well completion percentage of each well, for which Indigo LP has paid Operator3 $945,000.

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All five wells have not been completed as of December 31, 2007.  Management has been unable to obtain a reasonable explanation from Operator3 as to why these wells have not been completed since they were spudded in early 2007. While management may seek legal actions against Operator3 to recoup the money Indigo LP has invested in these wells, it has determined to impair all the costs incurred under DOA3 in the amount of $945,000 as of December 31, 2007.

DOA4 - Related Party

Mid-East Oil Company and HUB are under common control of Mark Thompson. As a result of HUB becoming a related party of Indigo (see Advisory Agreements with HUB, a Related Party section below), Mid-East also became a related party of Indigo commencing April 2007.

Under DOA4, Operator4 agreed to drill, complete and operate ten wells in the drilling area as defined by DOA4 for a term as long as any well covered is producing oil or gas. The turnkey price per well is (A) three wells at $290,970, (B) four wells at $332,985, and (C) three wells at $353,804. In exchange for the turnkey price, Operator4 was to provide one well complete to the pipeline. Upon completion of each well and payment in full by the Developer, Operator4 will assign to the Developer its respective interest in the wells. In November 2007, Indigo LP entered into a Settlement and Modification Agreement with Operator4 (see Advisory Agreements with HUB, a Related Party section below). As of December 31, 2007, Indigo LP has incurred drilling costs in the amount of $1,373,345 under DOA4 determined based on the well completion percentage of each well, of which $366,039 was unpaid and accrued for as of December 31, 2007.

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

For the year ended December 31, 2007, Indigo LP recorded gas revenue in the amount of $96,122 under DOA4.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 28, 2006, Indigo entered into a letter agreement amending the HUB Advisory Service Agreement, which eliminated Indigo’s obligation to issue HUB options to purchase the total of 15 million shares upon HUB’s completion and delivery of a total of 250 wells as described above. Instead, under the amendment agreement, Indigo was required to issue options to HUB to purchase 7,000,000 shares of its common stock at terms to be determined by its Board of Directors. A second amendment to HUB Advisory Service Agreement was entered into in March 2007, whereby HUB was entitled to receive 12,500,000 shares of Indigo’s Series B convertible preferred stock in place of the options to purchase 7,000,000 shares of the Company’s common stock. The 12,500,000 shares of Series B Convertible Preferred Stock are automatically convertible into the Company’s common stock as follows: 5,000,000 preferred shares are convertible into 10,000,000 shares of Indigo’s common stock immediately, and 2,500,000 preferred shares each are convertible into 5,000,000 common shares in April of 2008, 2009 and 2010, respectively. The value of each share of Series B Convertible Preferred Stock is $.80 as determined by an independent valuation consultant. The Company recognized $4,000,000 as compensation expense for the 5,000,000 shares of Series B Convertible Preferred Stock issuable to HUB during the three months ended March 31, 2007. During the second quarter of 2007, 5,000,000 shares of the Series B Convertible Preferred Stock were issued to HUB, which were immediately converted into 10,000,000 shares of Indigo’s common stock, upon which HUB became a related party of us which owns more than 5% of our outstanding common stock upon conversion of the Series B Convertible Preferred Stock.

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, the Advisors agree to make any payments necessary to obtain a full settlement from LK Drilling by January 12, 2008 (see “Other” section under Note 10 for more details about the Mechanic’s Liens filed by LK Drilling against both Mid-East Oil Company and us) and indemnify us from any liability arising from any failure to satisfy the obligations to LK Drilling or any drillers or subcontractors that the Advisors contracted with during its operation of our wells.

This settlement is due and payable upon the first occurrence of funds received by us from either Yorkville Advisors SEDA in the amount of $2,000,000 or greater or general disbursement of the same or greater amount from any other source but in no case less than ten percent (10%) of the total general disbursement funding received by the Company. Notwithstanding this occurrence, our liability under this settlement was to be paid no later than January 5, 2008.

As a result of the settlement, we recorded a settlement expense of $441,012 for the year ended December 31, 2007. As of April 1, 2008, Indigo and Indigo LP still owed a total of $336,039 to HUB and Mid-East Oil Company.

Summary

Oil and gas properties consisted of the following at December 31:

	2007	2006

Acquisition, exploration and development costs	$9,766,409	$6,504,524
Impairment charge	(8,739,585)	(367,724)
Depletion	(174,924)	-
Total	$851,900	$6,136,800

As of December 31, 2007, the Company has recorded a total of $3,718,315 for accounts payable and accrued expenses, of which $1,652,421 was included in oil and gas properties.

The remaining $2,065,894 of payables and accrued expenses as of December 31, 2007 consisted of accrued professional fees and payroll tax liabilities.

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Notes - Series 1

In return for $2,662,100 received in April 2006 and continuing through October 2006, we issued convertible notes, (“Convertible Notes”). The notes had maturity dates three years from the date of issuance and bore interest at 8% per annum. However, the interest was due and payable only if the trading price of our stock fell below $0.15625 in a given month, whereby we would then be responsible for paying interest on the outstanding balance of the notes for that month. As of December 31, 2007, minimum interest expense has been incurred by the Company on these convertible notes. The noteholders could convert their notes anytime prior to the maturity date at a rate equal to 60% of the average of the lowest three trading prices during the twenty trading days preceding the conversion date. However, the noteholders could not convert any portion of their notes that would result in the noteholders and their affiliates beneficially owning more than 4.99% of our issued and outstanding shares. The noteholders also agreed to limit all of their conversions to no more than the greater of $100,000 per month or the average daily dollar volume calculated during the ten business days prior to a conversion. The note conversion price was subject to adjustment for merger, consolidation, reorganization, etc. as defined by the Convertible Notes. As of December 31, 2007, the noteholders have converted $2,262,100 of principal into 2,714,250 shares of our common stock. The converted shares are subject to a one-year restriction from trading under Rule 144 of the Securities Act of 1933 and have piggyback registration rights. There are no penalty provisions related to the registration rights. Each noteholder was entitled to receive one share of our Series A convertible super preferred stock (“Super Preferred Stock”) for each dollar that was invested in the Convertible Notes. As a result, we had issued a total of 2,662,100 shares of our Super Preferred Stock to the noteholders. Each share of the Super Preferred Stock was convertible into two shares of our common stock at the one-year anniversary of the date of issuance. On July 2, 2007, 1,962,100 shares of the Super Preferred Stock were converted into 4,505,938 shares of our common stock. In connection with such conversion, the Company inadvertently issued the investors an aggregate of 581,738 shares in excess of what they should have been entitled to receive as a result of the conversion. Because the amount of excess shares that any one shareholder received was not material and because those individuals provided valuable financing to the Company, the Company has made a determination that they will not seek the return of the excess shares. In October 2007, the remaining 700,000 shares of the Super Preferred Stock were converted into 1,400,000 shares of our common stock, which were issuable at December 31, 2007.

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

The combined value of the discount and the related beneficial conversion feature on the Convertible Notes in the amount of $2,662,100 is being amortized over the term of the Convertible Notes of three years using the effective interest yield method. Under EITF 00-27, the amortization of the discount on the Convertible Notes and discount related to the beneficial conversion feature on the Convertible Notes was recorded as interest expense. Upon the conversion of the notes, the unamortized balance of the discounts was expensed immediately. The discount related to the beneficial conversion feature on the Super Preferred Stock of $887,358 was recorded as a preferred dividend over the one-year holding period prior to the earliest conversion date of the Super Preferred Stock into common stock. A preferred dividend of $451,509 and $435,851 related to the beneficial conversion feature was recorded for the year ended December 31, 2007 and 2006, respectively.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under FASB 34, “Capitalization of Interest Costs”, and FAS Interpretation 33, “Applying FASB Statement No. 34 to Oil and Gas Producing Operations Accounted for by the Full Cost Method”, interest expense, including amortization of certain debt discounts, on expenditures for significant exploration activities is capitalized. Therefore, the Company capitalized a portion of the interest expense resulting from the amortization of the discount on the Convertible Notes based on the portion of the Convertible Notes identified as the funding source for the Company’s exploration activities. Consequently, the Company recorded capitalized interest of $226,316 on the Convertible Notes. Interest expense resulting from amortization of discounts related to the beneficial conversion features on the Convertible Notes was not capitalized

Amortization of discount on the portion of the Convertible Notes not used to fund the Company’s exploration activities was expensed. As a result, the Company recorded interest expense of $132,615 and $2,071,079 for the year ended December 31, 2007 and 2006, respectively.

In connection with the issuance of the Convertible Notes, the Company incurred a 10% placement fee of $266,210 to Fairhills Capital, a related party, which was recorded as deferred loan costs and is being amortized over three years. Upon conversion of the Convertible Notes, the unamortized balance of the related deferred loan costs was immediately expensed. For the year ended December 31, 2007 and 2006, the Company has incurred $13,334 and $230,377, respectively, of amortization expense on the deferred loan costs, which was recorded as interest expense in the accompanying statements of operations.

Convertible Notes - Series 2

In April and May 2007, we borrowed a total of $510,000 from various lenders and issued promissory notes to the lenders. The promissory notes provided for interest at 20% per annum with maturity dates in October and November 2007. The lenders have the option to either receive all principal and interest due on the loan within ten days of the maturity dates or to receive shares of our common stock equal to the numerical dollars of principal and interest outstanding on the maturity dates of the loan. Within thirty days of funding of the loan, the lenders are also to receive additional shares of our common stock equal to twice the numerical dollars of the principal of the loan. In the event the notes are unpaid within ten days of its maturity date, we will incur a late charge equal to 10% of the note amount. As of December 31, 2007, we have issued 1,020,000 shares of our common stock to the lenders in connection with these notes.

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

The combined value of the note discount and discount related to the beneficial conversion feature on certain of the convertible notes is being amortized over the term of the respective convertible note using the effective interest yield method. The amortization of the discounts was recorded as interest expense under EITF 00-27. For the year ending December 31, 2007, we recorded total interest expense of $416,550 related to amortization of the discounts. We also recorded an additional interest expense of $95,444, including late charge on these notes, which was accrued for as of December 31, 2007.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 27, 2007, $100,000 of these promissory notes was settled releasing Indigo from all obligations related to the promissory note (see “Note Payable 3” of Promissory Notes below).

As of December 31, 2007, the Company has not repaid these loans and as such, is in default.

Convertible Notes - Series 3

In October through December 2007, we borrowed a total of $570,000 from various lenders and issued promissory notes. The promissory notes provided for interest at 20% per annum with maturity dates ranging from February through May 2008. The lenders have the option to either receive all principal and interest due on the notes or convert same into shares of our common stock at a conversion price equal to 80% of the average ten-day closing price of the stock immediately preceding the date. Within thirty days of funding of the loans, the lenders are to receive shares of our common stock equal to ten times the numerical dollars of the principal of the loan. In the event the notes are unpaid within ten days of their maturity dates, we will incur a late charge equal to 10% of the note amount and be required to issue common stock equal in value to the principal amount borrowed every 30 days from the default date until the notes are paid. In December 2007, we issued a total of 5,700,000 shares of common stock to the lenders.

We deemed these promissory notes as convertible notes because of the lenders’ option to either receive cash payments or shares of common stock on the loan maturity dates as described above. We valued 5,700,000 shares at $627,500 based on our stock trading price on the dates of the promissory notes. Under EITF 00-27 and APB No. 14, we allocated the proceeds from issuance of these notes and common stock based on the proportional fair value basis for each item. Consequently, these promissory notes were recorded with discounts of $288,700 based on the ascribed value of the 5,700,000 shares of our common stock.

A beneficial conversion discount was also recorded on these convertible notes since those convertible notes were convertible into shares of common stock at an effective conversion price lower than the prevailing common stock share price on the note issuance dates. The beneficial conversion amount was limited to the portion of the cash proceeds allocated to those convertible notes. As a result, those convertible notes were recorded with additional discounts in the total amount of $248,800.

The combined value of the note discount and discount related to the beneficial conversion feature on the convertible notes is being amortized over the term of the respective convertible note using the effective interest yield method. The amortization of the discounts was recorded as interest expense under EITF 00-27. For the year ending December 31, 2007, we recorded total interest expense of $146,747 related to amortization of the discounts. We also recorded an additional interest expense of $15,334, which was accrued for as of December 31, 2007.

On March 18, 2008, one of the convertible notes was amended to extend the maturity date from March 5 to June 5, 2008, in consideration for which the Company agreed to issue the noteholder 75,000 shares of its common stock and pay for interest at 20% per annum during the extended note period.

Other Convertible Notes

On July 9, 2007, we borrowed $100,000 from an individual lender and issued a promissory note that provided for interest at a rate of 20% per annum with a maturity date of January 9, 2008. The lender has the option to either receive all principal and interest due on the loan within ten days of the maturity date or to receive shares of our common stock equal to the numerical dollars of principal and interest outstanding on the maturity date of the loan. Within thirty days of funding of the loan, the lender is also to receive additional shares of our common stock equal to twice the numerical dollars of the principal of the loan. In the event the note is unpaid within ten days of its maturity date, we will incur a late charge equal to 10% of the note amount. On August 15, 2007, we issued 200,000 shares of common stock to the lender. We deemed the promissory note as convertible note with a $1.00 conversion price because of the lender’s option to either receive cash payments or shares of common stock on the loan maturity date. We valued the 200,000 shares at $76,000 based on our stock trading price of $0.38 per share on the date of the promissory note. Under EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” and APB No. 14 “Accounting for Convertible Debt and Debt Issued With Stock Purchase Warrants,” we have allocated the proceeds from issuance of the convertible note and common stock based on the proportional fair value basis for each item. Consequently, the convertible note was recorded with a discount of $43,200 based on the ascribed value of the 200,000 shares of our common stock. For the year ended December 31, 2007, amortization of the discount amounted to $40,647, which was recorded as interest expense. We also recorded an additional interest expense of $9,644 on the note, which was accrued for at December 31, 2007. On January 9, 2008, the Company did not repay this loan and, as such is in default.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 2, 2007, we borrowed $25,000 from an individual lender and issued a promissory note that provided for interest at a rate of 20% per annum with a maturity date of February 27, 2008. The note and accrued interest thereon will be converted into shares of our common stock at a conversion price equal to 70% of the average ten-day closing price of the stock immediately prior to the maturity date of the note. Within thirty days of funding of the loan, the lender is also to receive 25,000 shares of our common stock. On August 15, 2007, we have issued 25,000 shares of common stock to the lender. We valued the 25,000 shares at $10,000 based on our stock trading price of $0.40 per share on the date of the promissory note. Under EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” and APB No. 14 “Accounting for Convertible Debt and Debt Issued With Stock Purchase Warrants,” we have allocated the proceeds from issuance of the convertible note and common stock based on the proportional fair value basis for each item. Consequently, the convertible note was recorded with a discount of $7,150 based on the ascribed value of the 25,000 shares of our common stock.

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

The combined value of the note discount and discount related to the beneficial conversion feature on the convertible note is being amortized over the term of the convertible note using the effective interest yield method. The amortization of the discounts was recorded as interest expense under EITF 00-27. For the year ending December 31, 2007, we recorded an interest expense of $15,577 related to amortization of the discounts. We also recorded an additional interest expense of $2,575 on the note, which was accrued for as of December 31, 2007. On February 27, 2008, the lender converted the prinicipal and accrued interest on this loan into 285,110 shares of our common stock.

Promissory Notes Converted into Units of Indigo LP

In July 2006, in return for $1,200,000 we issued to three noteholders convertible promissory notes. The notes matured on January 18, 2007 and bore interest at 6% per annum. The noteholders had the right to convert at any time before maturity of the notes, the outstanding note balance into 4 Units of Indigo LP upon the same terms and conditions as then contemplated by the private placement offering and the Partnership Agreement, provided that Indigo LP raised at least $1,000,000 of gross proceeds in the private placement offering to be utilized for the drilling activities of Indigo LP. In July 2006, the entire amount of $1,200,000 was converted into 4 Units of general partnership interests in Indigo LP. As of December 31, 2007, accrued interest on the promissory notes prior to the conversion amounted to $19,726. In connection with the issuance of these convertible promissory notes, the Company also incurred 10% of placement fee to Fairhills in the amount of $120,000 under a strategic partnership agreement further explained in Note 11.

Promissory Notes

Note Payable 1

On November 27, 2006, the Company borrowed $450,000 from a private lender and issued a promissory note to the lender. The note had a maturity date of February 26, 2007, and bore interest at a fixed amount of $50,000. The lender was also provided a 100% net revenue interest (“NRI”) in Indigo No. 3 well (one of the three initial wells we drilled), of which 75% will revert back to the Company upon repayment of the note. Payments that are not made within 10 days of the maturity date are subject to a late charge of 10% of the principal plus interest on the note, which equals $50,000.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company valued the NRI assigned to the lender at $190,088 based on a single set of estimated cash flows from the production of Indigo No. 3 well for the estimated life of the well using a risk-adjusted discount rate. Consequently, the Company recorded a discount on the note in the amount of $190,088 and a reduction to the oil and gas properties in the same amount. The discount was fully amortized at February 26, 2007, the maturity date of the note. The amortization for the year ended December 31, 2007 amounted to $119,378, and was recorded as interest expense. The Company also recorded an additional interest expense of $31,400 during 2007, which was accrued for at December 31, 2007.

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

The Company recorded a discount of $273,000 on the amended note, based on the stock trading price of $0.91 per share on March 20, 2007, the date of the amended note, for the 300,000 shares issued to the lender during the second quarter of 2007. The discount was fully amortized through September 2007. As of December 31, 2007, the Company recorded amortization expense of $273,000 on the amended note. In addition, the Company recorded an interest expense of $50,000 during the first half of 2007 for the late penalty on the original note, which was also accrued for at December 31, 2007.

In October 2007, the Company amended the terms of this note calling for six monthly payments of $12,500 from October 2007 through March 2008 as advances against NRI. Additionally, within ten business days of the amended maturity date of March 30, 2008, the Company will pay the lender $550,000 less any earlier payments of principal as satisfaction in full of this obligation. As of December 31, 2007, two payments of $12,500 had been made to the lender.

Note Payable 2

On January 19, 2007, we borrowed $200,000 from an individual lender and issued a promissory note, which provided the lender with a 30% NRI in our Indigo No. 2 well from the date of the funding through January 23, 2008, the maturity date of the note. On the maturity date, as full satisfaction for the note, the lender will have the option of either receiving repayment of half of the borrowing of $100,000 and retaining a 15% NRI in our Indigo No. 2 well for the life of the well, or receiving repayment of the entire borrowing of $200,000. In addition, the lender was entitled to 400,000 shares of our common stock to be issued within thirty days of the date of funding. In the event the note is unpaid within ten days of its due date, we will incur a late charge equal to 10% of the note amount. As of December 31, 2007, we have issued 400,000 shares of common stock to the lender.

The Company valued the common stock issued to the lender at $328,000, using its stock trading price of $0.82 per share at the date of the note agreement. The Company allocated the proceeds from issuance of the note and common stock based on the proportional fair value for each item. Consequently, the promissory note was recorded with a discount of $124,242 based on the ascribed value of the 400,000 shares of common stock. Amortization of the discount for the year ended December 31, 2007 amounted to $116,472, which was recorded as interest expense. The option of receiving (i) the 15% NRI in Indigo No.2 Well and 50% of the note principal in cash or (ii) the entire amount of principal in cash at the maturity date (the “Option”) is considered to be a derivative instrument under Statement of Financial Accounting Standard No. 133 (“FAS 133”), “Accounting for Derivative Instruments and Hedging Activities”. The value assigned to the Option at the end of a reporting period is recorded as a discount on the note and the Company recognizes the liability to settle the Option in the future. The Option will be revalued at each subsequent reporting period and the difference in value will be recorded as a gain/loss on the Company’s Statements of Operations.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company valued the 15% NRI in Indigo No.2 Well based on the present value of the projected future cash flows from the well on the note date and compared the amount with the 50% of note principal that would be surrendered if the lender elects to exercise option (i). Since the value of the NRI was less than the cash consideration, no value was assigned the Option at January 19, 2007. The Company also determined there was no value of the Option at December 31, 2007. On January 23, 2008, the Company did not repay this loan and as such, is in default.

On March 15, 2008, the Company entered into a Modification and Settlement Agreement with the noteholder whereby the Company was released from all its obligations under the original promissory note. Under the settlement agreement, the Company is required to pay the principal amount of the original note plus a 10% penalty fee on or before May 1, 2008 (“Due Date”), and to issue to the noteholder 1,000,000 shares of its common stock.

In the event the note principal plus the 10% penalty fee are not paid by the Due Date, then the Company is required to issue to the noteholder one share of its common stock for every dollar of the principal and penalty then outstanding for every month past the Due Date on which the note principal and penalty charge remain unpaid. If the note principal and the penalty are not paid by November 1, 2008, then the Company will no longer be released from any obligations under the original note and this settlement agreement will be deemed void. However, the noteholder will nevertheless retain the 1,000,000 shares of the Company’s common stock issued pursuant to the settlement agreement.

Note Payable 3

On January 25, 2007, we borrowed $80,000 from an individual lender and issued a promissory note, which provided the lender with a 12% NRI in Indigo No. 2 well from the date of the funding through January 25, 2008, the maturity date of the note. On the maturity date, as full satisfaction for the note, the lender will have the option of either retaining the 12% NRI in our Indigo No. 2 well for the life of the well; or receiving repayment of the entire borrowing of $80,000 and retaining a 6% NRI in our Indigo No. 2 well for the life of the well. In addition, the lender was entitled to 200,000 shares of our common stock to be issued within thirty days of the date of funding. In the event the note is unpaid within ten days of its due date, we will incur a late charge equal to 10% of the note amount. As of December 31, 2007, we have issued 200,000 shares of common stock to the lender.

The Company valued the common stock issued to the lender at $67,000, using its stock trading price of $0.67 per share at the date of the note agreement. The Company allocated the proceeds from issuance of the note and common stock based on the proportional fair value for each item. Consequently, the promissory note was recorded with discount of $36,915 based on the ascribed value of the 200,000 shares of common stock. The Company valued the 6% NRI in Indigo No. 2 Well to be retained by the lender irrespective of which option he will exercise at $21,046, based on the present value of the projected future cash flows from the well at the date of the note. This resulted in an additional discount of $21,046 on the note. The option of receiving (i) the 6% NRI in Indigo No.2 Well and the entire principal in cash or (ii) the 12% NRI in Indigo No. 2 Well (the “Option”) is considered to be a derivative instrument under FAS 133. The value assigned to the Option at the end of a reporting period is recorded as a discount on the note and the Company recognizes a liability to settle the Option in the future. The Option will be revalued at each subsequent reporting period and the difference in value will be recorded as a gain/loss on the Company’s Statements of Operations.

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The new promissory note had a maturity date of September 15, 2007 and provided for interest to be paid in the amount of $2,000 within 5 days of the due date. In the event the note is unpaid within ten days of its maturity date, we will incur a late charge equal to 10% of the note amount. As of December 31, 2007, $50,000 was paid against the outstanding balance, however the balance of $100,000 remains unpaid and $3,507 is recorded in accrued interest for the late charge. On August 15, 2007, we issued 1,400,000 shares of common stock to the lender which was valued at $560,000 based on our stock trading price on the settlement date. In connection with this settlement agreement the company recorded the consideration it issued as the payment of the prior two promissory note listed above, repurchase of the 12% NRI in Indigo Well No. 2, interest expense on other issues and the establishment of a new loan.

Note Payable 4

On February 7, 2007, we borrowed $200,000 from an individual lender and issued a promissory note that provided the lender with a 30% NRI in our Indigo No. 2 well from the date of the funding through February 7, 2008, the maturity date of the note. On the maturity date, as full satisfaction for the note, the lender will have the option of either receiving repayment of half of the borrowing of $100,000 and retaining a 15% NRI in our Indigo No. 2 well for the life of the well; or receiving repayment of the entire borrowing of $200,000. In addition, the lender was entitled to 400,000 shares of our common stock to be issued within thirty days of the date of funding. In the event the note is unpaid within ten days of its due date, we will incur a late charge equal to 10% of the note amount. As of December 31, 2007, we have issued 400,000 shares of common stock to the lender.

The Company valued the common stock issued to the lender at $100,000, using its stock trading price of $0.50 per share at the date of the note agreement. The Company allocated the proceeds from issuance of the note and common stock based on the proportional fair value for each item. Consequently, the promissory note was recorded with discount of $100,000 based on the ascribed value of the 400,000 shares of common stock. Amortization of the discount for the year ended December 31, 2007 amounted to $89,681, which was recorded as interest expense. The option of receiving (i) the 15% NRI in Indigo No.2 Well and 50% of the note principal in cash or (ii) the entire amount of principal in cash at the maturity date (the “Option”) is considered to be a derivative instrument under FAS 133. The value assigned to the Option at the end of a reporting period is recorded as a discount on the note and the Company recognizes a liability to settle the Option in the future. The Option will be revalued at each subsequent reporting period and the difference in value will be recorded as a gain/loss on the Company’s Statements of Operations.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company valued the 15% NRI in Indigo No.2 Well based on the present value of the projected future cash flows from the well on the note date and compared the amount with the 50% of note principal that would be surrendered if the lender elects to exercise option (i). Since the value of the NRI was less than the cash consideration, no value was assigned to the Option at February 7, 2007. The Company determined there was no value of the Option at December 31, 2007. On January 25, 2008, the Company did not repay this loan and as such, is in default.

On March 15, 2008, the Company entered into a Modification and Settlement Agreement with the noteholder whereby the Company was released from all its obligations under the original promissory note. Under the settlement agreement, the Company is required to pay the principal amount of the original note plus a 10% penalty fee on or before May 1, 2008 (“Due Date”), and to issue to the noteholder 1,000,000 shares of its common stock.

In the event the note principal plus the 10% penalty fee are not paid by the Due Date, then the Company is required to issue to the noteholder one share of its common stock for every dollar of the principal and penalty then outstanding for every month past the Due Date on which the note principal and penalty charge remain unpaid. If the note principal and the penalty are not paid by November 1, 2008, then the Company will no longer be released from any obligations under the original note and this settlement agreement will be deemed void. However, the noteholder will nevertheless retain the 1,000,000 shares of the Company’s common stock issued pursuant to the settlement agreement.

Note Payable 5

On February 15, 2007, we borrowed $100,000 from an individual lender and issued a promissory note that provided the lender with a 15% NRI in our Indigo No. 2 well from the date of the funding through February 16, 2008, the maturity date of the note. On the maturity date, as full satisfaction for the note, the lender will have the option of either retaining the 15% NRI in our Indigo No. 2 well for the life of the well; or receiving repayment of the entire borrowing of $100,000 and retaining a 7.5% NRI in our Indigo No. 2 well for the life of the well. In addition, the lender was entitled to 240,000 shares of our common stock to be issued within thirty days of the date of funding. In the event the note is unpaid within ten days of its due date, we will incur a late charge equal to 10% of the note amount. As of December 31, 2007, we have issued 240,000 shares of common stock to the lender.

The Company valued the common stock issued to the lender at $180,000, using its stock trading price of $0.75 per share at the date of the note agreement. The Company allocated the proceeds from issuance of the note and common stock based on the proportional fair value for each item. Consequently, the promissory note was recorded with discount of $44,267 based on the ascribed value of the 240,000 shares of common stock. The Company valued the 7.5% NRI in Indigo No. 2 Well to be retained by the lender irrespective of which option he will exercise at $31,140, based on the present value of the projected future cash flows from the well at the date of the note. This resulted in an additional discount of $31,140 on the note. For the year ended December 31, 2007, amortization of the discounts amounted to $65,691, which was recorded as interest expense. The option of receiving (i) the 7.5% NRI in Indigo No.2 Well and the entire principal in cash or (ii) the 15% NRI in Indigo No. 2 Well (the “Option”) is considered to be a derivative instrument under FAS 133. The value assigned to the Option at the end of a reporting period is recorded as a discount on the note and the Company recognizes a liability to settle the Option in the future. The Option will be revalued at each subsequent reporting period and the difference in value will be recorded as a gain/loss on the Company’s Statements of Operations.

The Company compared the value of 7.5% NRI in Indigo No. 2 Well with the entire note principal that would be surrendered if the lender elects to exercise option (ii). Since the value of the NRI was less than the cash consideration, no value was assigned to the Option at February 12, 2007. The Company also determined there was no value of the Option at December 31, 2007. On February 16, 2008, the Company did not repay this loan and as such, is in default.

On March 15, 2008, the Company entered into a Modification and Settlement Agreement with the noteholder whereby the Company was released from all its obligations under the original promissory note. Under the settlement agreement, the Company is required to pay the principal amount of the original note plus a 10% penalty fee on or before May 1, 2008 (“Due Date”), and to issue to the noteholder 500,000 shares of its common stock.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the event the note principal plus the 10% penalty fee are not paid by the Due Date, then the Company is required to issue to the noteholder one share of its common stock for every dollar of the principal and penalty then outstanding for every month past the Due Date on which the note principal and penalty charge remain unpaid. If the note principal and the penalty are not paid by November 1, 2008, then the Company will no longer be released from any obligations under the original note and this settlement agreement will be deemed void. However, the noteholder will nevertheless retain the 500,000 shares of the Company’s common stock issued pursuant to the settlement agreement.

Other Promissory Notes

In June 2007, we borrowed a total of $75,000 from two individual lenders and issued two promissory notes. The promissory notes provided for interest at a rate of 20% per annum with maturity dates on December 21, 2007. Within thirty days of funding of the loan, the lenders are also to receive shares of our common stock equal to twice the numerical dollars of the principal of the loan. In the event the notes are unpaid within ten days of their maturity dates, we will incur a late charge equal to 10% of the note amount. As of December 31, 2007, 150,000 shares of our common stock were issued to the two lenders.

We valued the 150,000 shares at $62,000 based on our stock trading price of $0.44 and $0.40 per share on June 19, 2007 and June 26, 2007, the date of respective promissory note. We allocated the proceeds from issuance of the two notes and common stock based on the proportional fair value for each item. Consequently, we recorded total discounts of $33,900 on the promissory notes, which are being amortized over the term of the notes. For the year ended December 31, 2007, amortization of the discounts amounted to $33,900, which was recorded as interest expense. The Company also recorded an additional interest expense of $10,116 during 2007 which was accrued at December 31, 2007.

On December 21, 2007, the Company did not repay these loans and as such, was in default as of December 31, 2007. On February 11, 2008, one of the two lenders agreed to extend the due date of the loan to March 15, 2008 in exchange for the Company’s issuance of 50,000 shares of common stock. On March 18, 2008, the other lender agreed to extend the due date of the loan to May 27, 2008 in exchange for the Company’s issuance of 250,000 shares of common stock. As of April 1, 2008, the balance of these two notes remained outstanding.

In July 2007, we borrowed a total of $430,000 from various individual lenders and issued promissory notes. The promissory notes provided for interest at rates ranging from 10% to 20% per annum with maturity dates ranging from September 2007 through January 2008. Within thirty days of funding of the loans, the lenders are to receive shares of our common stock equal to once, twice, or three times of the numerical dollars of the principal of the loan. In the event the notes are unpaid within ten days of their maturity dates, we will incur a late charge equal to 10% of the note amount. In August 2007, we issued a total of 960,000 shares of common stock to the lenders. We valued the 960,000 shares of common stock at $359,750 based on our stock trading price on the dates of the promissory notes. Under EITF 00-27 and APB No. 14, we allocated the proceeds from issuance of these notes and common stock based on the proportional fair value basis for each item. Consequently, these promissory notes were recorded with discounts of $191,370 based on the ascribed value of the 960,000 shares of our common stock. For the year ended December 31, 2007, amortization of the discounts amounted to $174,182 which was recorded as interest expense. We also recorded an additional interest expense of $30,917, which was accrued for as of December 31, 2007.

In October 2007, two of the above described notes were amended to extend the maturity dates from September and October 2007 to December 2007 and January 2008, respectively, with the interest rate on one of the notes being increased from 10% to 20% per annum, in exchange for which we issued a total of 175,000 shares of our common stock to the two lenders valued at $23,000. In February 2008, six additional notes were amended to extend the maturity dates to dates ranging from February 2008 to June 2008 in exchange for which we agreed to issue a total of 650,000 shares of our common stock to these six lenders. In March and April 2008, three notes were amended second time to extend the maturity dates to June 2008, in exchange for which we agreed to 1) issue a total of 675,000 shares of our common stock to the lenders; 2) pay a total of $45,000 to two of the lenders; and 3) extend interest rate to 20% per annum on one of the extended notes.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary

The following summarizes the Company’s notes and loan payable as of:

December 31, 2006
Convertible debt	$400,000
Promissory note	450,000
Total principal amount owed	850,000
Less unamortized discount	(484,083)
365,917
Less long-term portion	35,295
Current portion	$330,622

Balances as of December 31, 2007:

				Amount
		Principal		Reflected on
	Maturity Dates	Amount	Debt	Balance
Instrument	as of April 15, 2008	Owed	Discount	Sheet

Convertible Notes Series 1	September through October 2009	$400,000	$(232,090)	$167,910
Convertible Notes Series 2	October and November 2007	410,000	-	410,000
Convertible Notes Series 3	February through May 2008	570,000	(390,753)	179,247
Other Convertible Notes	January and February 2008	125,000	(9,125)	115,875
Notes Payable 1	March 2008	450,000	-	450,000
Notes Payable 2	May 2008	200,000	(7,770)	192,230
Notes Payable 3	September 2007	100,000	-	100,000
Notes Payable 4	May 2008	200,000	(10,319)	189,681
Notes Payable 5	May 2008	100,000	(9,717)	90,283
Other Promissory Notes	January through June 2008	505,000	(18,909)	486,091
Total		$3,060,000	$(678,683)	$2,381,317

		Less long-term portion		167,910
		Current portion		$2,213,407

The current portion is reflected in the balance sheet as follows:

	December 31,
	2007	2006
Notes payable, net	$1,508,285	$330,622
Convertible notes, net	705,122	-
	$2,213,407	$330,622

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of long-term convertible debt payable are as follows:

Period ending December 31,
2008	$-
2009	400,000
2010	-
2011	-
2012	-
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

On March 23, 2007, the payment terms of the contract with Leo Moore were amended again such that payments of $50,000 will be made each month from April through July 2007; $70,000 will be paid in August 2007, and $20,000 will be paid in September 2007. The September payment represents additional interest of $20,000 on the outstanding balance. As of December 31, 2007, the balance due to Leo Moore was $229,364 including accrued interest of $39,364. On March 20, 2008, we entered into a Modification and Settlement Agreement with Leo Moore whereby we agreed to settle our obligation due to Leo Moore by paying a total amount of $209,500 on or before June 30, 2008; $5,000 to be paid each month from April through June 2008 with the balance due by June 30, 2008.

On July 11, 2006, we entered into a Mutual Release and Settlement Agreement (“Moore Settlement Agreement”) with Jerry Moore, certain of his family members and affiliates (“Moore Family”). Moore Family had received 49,100,000 of our shares of common stock and became the majority shareholder of us on December 15, 2005 during the recapitalization of the Company in 2005. Under the Moore Settlement Agreement, Moore Family agreed to surrender to us 28,485,000 shares of our common stock, in exchange for which we agreed to pay Moore Family a total of $150,000 in installment payments, commencing September 1, 2006. According to the settlement agreement, our obligation to pay $150,000 was secured by a security interest in 3,485,000 shares of our common stock, which were to be retained by an escrow agent and could be liquidated if we failed to make the payment. In October 2006, Moore Family surrendered all 28,485,000 shares of our common stock and relinquished its rights to place 3,485,000 shares in an escrow account. As of March 31, 2007, we have paid $50,000 to Moore Family. On March 23, 2007, we entered into a Modification Agreement with Moore Family to extend the payment terms on the remaining balance as follows: $25,000 to be paid on April 12, 2007; $50,000 on May 10, 2007, and $25,000 on June 1, 2007. In addition, we are required to pay an additional $20,000 on July 1, 2007 as interest on the outstanding balance. As of December 31, 2007, we owed Moore Family $95,552 including accrued interest of $20,552. On March 20, 2008 we entered into another Modification and Settlement Agreement with the Moore Family whereby we agreed to settle our obligation due to Moore Family by paying cash amount of $100,000 on or before June 30, 2008 and issuing 5,000,000 shares of our common stock to Moore Family.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LIABILITIES TO BE SETTLED IN COMMON STOCK

Related Party

On December 12, 2005, our Board of Directors authorized the issuance of 1,000,000 shares of our common stock to each of our three then officers and Board Directors for a cumulative 3,000,000 shares in compensation for services they rendered in 2005. The shares were valued at $0.25 per share, which was the subscription price of our PPM since our stock was not actively trading until January 20, 2006. The value of the total 3,000,000 shares was $750,000, which was accrued at December 31, 2005. The shares were issued on January 13, 2006.

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES

Deferred income taxes result from the net tax effects of temporary differences between the carrying amounts of assets and liabilities reflected on the financial statements and the amounts recognized for income tax purposes. The tax effects of temporary differences and net operating loss carryforwards that give rise to significant portions of deferred tax assets and liabilities are as follows at December 31:

	2007	2006
Deferred tax asset
Tax benefit arising from net operating loss carryforward	$3,154,000	$2,083,000
Impairment of oil and gas properties	-	164,000
Share based compensation	834,000	-
	3,988,000	2,247,000

Deferred tax liability
Intangible drilling costs	-	478,000
Capitalized interest	-	101,000
-		579,000

Net deferred assets	3,988,000	1,668,000
Less valuation allowance	(3,988,000)	(1,668,000)

Net deferred tax asset	$-	$-

Income tax (expense) benefit consists of the following for the year ending December 31:

	2007	2006
Deferred
Federal	$656,000	$(327,000)
State	178,000	(88,000)
Federal and state benefit of net operating loss carryforward	3,154,000	2,083,000
	3,988,000	1,668,000
Less valuation allowance	(3,988,000)	(1,668,000)
Income tax benefit	$-	$-

As of December 31, 2007, the Company had losses which resulted in net operating loss carryforwards for tax purposes amounting to approximately $7,000,000 that may be offset against future taxable income. These NOL carryforwards expire beginning 2026 through 2027. However, these carryforwards may be significantly limited due to changes in the ownership of the Company as a result of past and future equity offerings.

Recognition of the benefits of the deferred tax assets will require that the Company generate future taxable income. There can be no assurance that the Company will generate any earnings or any specific level of earnings in future years. Therefore, the Company has established a valuation allowance for deferred tax assets (net of liabilities) of approximately $3,988,000 and $1,668,000 as of December 31, 2007 and 2006, respectively.

The following table presents the principal reasons for the difference between the Company’s effective tax rates and the United States federal statutory income tax rate of 35%.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2007	2006

Federal income tax benefit at statutory rate	$11,174,000	$8,270,000
State income tax benefit	3,032,000	356,000
Permanent differences	(11,886,000)	(6,958,000)
Change in valuation allowance	(2,320,000)	(1,668,000)
Income tax benefit	$-	$-
Effective income tax rate	0%	0%

As of January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), which requires a company to evaluate whether a tax position taken by the company will “more likely than not” be sustained upon examination by the appropriate tax authority.  Pursuant to FIN 48, the Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.   In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

NOTE 9 - STOCKHOLDERS’ EQUITY - NOT DISCLOSED ELSEWHERE

Preferred Stock

On April 10, 2006, our Board of Directors authorized the designation of 25,000,000 of shares of preferred stock as Series A Convertible Super Preferred Stock with par value of $0.001 per share. Each share of the Super Preferred Stock is convertible into two shares of our common stock after one year. The conversion price is subject to proportional adjustment for stock splits, combinations, recapitalizations and stock dividends. Holders of the Super Preferred Stock are not entitled to receive dividends paid on common stock. In the event of liquidation, dissolution or winding up of the Company, the holders of the Super Preferred Stock shall be entitled to receive, before any distribution to holders of our common stock, eight times the sum available for distribution to common stockholders. Holders of our Super Preferred Stock have voting rights five times of those of our common stockholders. As of December 31, 2007, we had no issued and outstanding shares of Super Preferred Stock.

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

In April 2007, we have issued an aggregate of 9,500,000 shares of the Series B Convertible Preferred stock to various parties, consisting of 5,000,000 to HUB (see HUB Advisory Agreement section in Note 4), 2,500,000 to Dave Larson (see Note 11), and 2,000,000 to Impact (see Note 11), which were valued at $0.80 per share for $7,600,000 and immediately converted into 19,000,000 shares of our common stock. As of December 31, 2007, we have no issued and outstanding shares of Series B Preferred Stock.

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

In December 2006, we entered into a Termination Agreement with Mr. Larson to terminate the consulting agreement since it was subsequently determined that the services as contemplated by the consulting agreement had not been performed by Mr. Larson, resulting in a material breach of the terms of the consulting agreement. As a result, in December 2006, Mr. Larson returned the 18,000,000 shares of common stock we issued to him and his affiliate. Pursuant to the Termination Agreement, Mr. Larson also returned the 5,000,000 shares of our Super Preferred Stock.

Mr. Larson tendered his resignation as our President and Board Director in July 2007 which the Board accepted on October 15, 2007,(see Note 11).

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

In December 2006, we entered into a Termination Agreement with STI to terminate the consulting agreement since it was subsequently determined that the services as contemplated by the consulting agreement had not been performed by STI. As a result, in December 2006, STI returned the 700,000 shares to us.

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

On May 15, 2006, in connection with the resignation of Curtis Fleming, our former President and Board Director, our Board of Directors agreed to have Mr. Fleming retain 950,000 of the 1,000,000 shares we previously issued to him but canceled the remaining 50,000 shares, in consideration for which we agreed to pay Mr. Fleming $20,000 in periodic payments. This obligation was paid as of December 31, 2006.

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

Standby Equity Distribution Agreement

On December 28, 2007, the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with YA Global Investments, LP (“YA”) whereby the Company may, at its discretion, sell to YA shares of its common stock for a total purchase price of up to $5,000,000. For each share of common stock purchased under the SEDA, YA will pay to the Company 95% of the lowest volume weighted average price (“VWAP”) of the common stock, on the principal market, during the five consecutive trading days immediately following an Advance Notice Date, as defined in the agreement. The Company has the right to withdraw the advance request if the price of the common stock is less than 75% of the VWAP on the advance notice date. The maximum amount of an Advance is $200,000 and the number of shares issuable to YA under an Advance should not cause YA or its affiliates to beneficially own more than 9.9% of the then outstanding shares of common stock of the Company.

In connection with the SEDA, the Company has paid to Yorkville Advisors (“Yorkville”) a structuring fee of $15,000 and is also obligated to pay $500 to Yorkville on each advance date directly out of the gross proceeds of each advance.

Also on each advance date, the Company shall pay to YA, an amount equal to 5% of the amount of each advance and upon execution of the agreement, the Company issued 3,333,333 shares of common stock in payment of a fee of $240,000. These shares were issued on December 27, 2007 and valued at $0.07 per share based on the stock trading price of the Company on December 31, 2007.

Also in connection with the SEDA, the Company entered into a Placement Agent Agreement with Newbridge Securities Corporation (“Newbridge”) pursuant to which the Company engaged Newbridge to act as its exclusive placement agent in connection with the SEDA. Upon execution of this agreement, the Company issued 138,889 shares of common stock in payment of a placement fee of $10,000. These shares were issued on December 27, 2007 and valued at $0.07 per share based on the stock trading price of the Company on December 31, 2007.

The 3,333,333 and 138,888 shares of common stock we issued to YA and Newbridge, respectively, have piggy-back registration rights and have been included in shares we offered to sell in our Form S-3 registration statement filed with the SEC on January 24, 2008.

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

The 2007 Stock Option Plan was approved by the stockholders of the Company on October 15, 2007.

Stock Options Granted

On October 29, 2007, the Board of Directors approved the issuance of stock options to the individuals named below in accordance with the 2007 Stock Option Plan. The options vest immediately.

	Number of
	Stock Options
Name of Optionee	Issued	Exercise Price	Expiration

Steven P. Durdin	10,000,000	$0.25 per share	October 16, 2017
Stanley L. Teeple	5,000,000	$0.25 per share	October 16, 2017
Stacey Yonkus	250,000	$0.25 per share	October 16, 2017
John Hurley	250,000	$0.25 per share	October 16, 2017
James C. Walter, Sr.	250,000	$0.25 per share	October 16, 2017

The estimated fair value of the aforementioned options was calculated using the Black-Scholes model. Consequently, the Company recorded a share-based compensation expense of $1,873,700 for the year ended December 31, 2007. The following table summarizes the weighted average of the assumptions used in the method.

	Year ending December 31, 2007	Year ending December 31, 2006
Expected volatility	170%	n/a
Dividend yield	n/a	n/a
Expected terms (in years)	10	n/a
Risk-free rate	4.35%	n/a

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s stock option activity and related information:

Number of
Shares

Balance as of December 31, 2005	-
Granted	-
Exercised	-
Expired/forfeit	-
Balance as of December 31, 2006	-
Granted	15,750,000
Exercised	-
Expired/forfeit	-
Balance as of December 31, 2007	15,750,000

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
	Number of	Weighted
	Options	Average	Weighted		Number	Weighted
Range of	Shares at	Remaining	Average	Aggregate	Exercisable at	Average	Aggregate
Exercise	December 31,	Contract	Exercise	Intrinsic	December 31,	Exercise	Intrinsic
Prices	2007	Life	Price	Value	2007	Price	Value

$ 0.25	15,750,000	9.8 years	$0.25	$-	15,750,000	$0.25	$-

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
	Number of	Weighted
	Outstanding	Average	Weighted		Number	Weighted
Range of	Options at	Remaining	Average	Aggregate	Exercisable at	Average	Aggregate
Exercise	December 31,	Contract	Exercise	Intrinsic	December 31,	Exercise	Intrinsic
Prices	2006	Life	Price	Value	2006	Price	Value

$ -	-	-	$-	$-	-	$-	$-

The weighted-average grant-date fair value of the option granted during the years ending December 31, 2007 and 2006 was $0.12 and $0 per option.

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

The Company has not performed a managements’ assessment of internal control over financial reporting as of December 31, 2007 as required by the Sarbanes-Oxley Act of 2002.

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Title to Properties

The Company's practice has been to acquire ownership or leasehold rights to oil and natural gas properties from third parties. Most of the Company's current drilling operations are conducted on properties acquired from third parties. Our existing rights are dependent on those previous third parties having obtained valid title to the properties. Prior to the commencement of gas drilling operations on those properties, the third parties customarily conduct a title examination. The Company generally does not conduct examinations of title prior to obtaining its interests in its operations, but rely on representations from the third parties that they have good, valid and enforceable title to the oil and gas properties. Based upon the foregoing, we believe that we have satisfactory title to our producing properties in accordance with customary practices in the gas industry. The Company has recently become aware of potential historical discrepancies in the chain of title and other possible title imperfections pertaining certain of its properties. The Company is not aware of the assertion or threatened assertion of any adverse claims against title to such properties. The Company intends to work with the third party predecessors in interest to resolve these discrepancies and imperfections in accordance with accepted industry practices.

Other

In September 2005, we entered into a Service and Drill Contract with Falcon Holdings, LLC (“Falcon”) (“Falcon Contract”), whereby Falcon agreed to perform permitting, drilling and finishing of oil and gas wells on land located in Pennsylvania and West Virginia, in which we own oil and gas interests. Under the Falcon Contract, Falcon was required to drill one well per week beginning in November 2005 for a period of time necessary for Falcon to drill 50 wells on our property. Falcon was responsible for providing completed wells to us at a cost of $60,000 per well. Falcon also received 4,500,000 shares of our common stock for its services on March 3, 2006. Effective May 10, 2006, we terminated the Falcon Contract due to an alleged misappropriation of funds that we paid to Falcon as well as Falcon’s misrepresentations on certain material business matters. In July 2007, we entered into a Release and Settlement Agreement with Falcon, whereby Falcon agreed to return 2,275,000 shares of our common stock. Falcon also agreed to accept $8,298 for the mutual release of all obligations related to Flacon Contract to be payable in two installments by us. Since we had not issued our December 31, 2006 financial statements as of the date of the settlement agreement with Falcon, we only deemed 2,225,000 shares validly issued to Falcon as of December 31, 2006 in compensation for its consulting services, and valued at $0.45 per share for a total of $1,001,250, based on the stock trading price on February 23, 2006, the date when the shares were authorized to be issued. During the third quarter of 2007, Falcon returned 2,250,000 shares of common stock to us, short of 25,000 shares as agreed per the Release and Settlement Agreement. We determined not to pursue for the return of short shares and therefore recorded an additional consulting expense of $11,250 during the third quarter of 2007.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On October 18, 2006, we engaged Point Capital Partners, LLC (“Point Capital”) to provide due diligence and financial advisory services for us. The agreement was on a month-to-month basis for a period of three months. Under the engagement agreement, we were required to pay Point Capital an initial fee of $10,000, additional fee of $10,000 thirty days after the engagement date and another $10,000 sixty days after the engagement date. In May 2007, pursuant to an Unconditional General Release agreement we entered into with Point Capital, our obligation was reduced to $4,000. As of December 31, 2007, we owed $4,000 to Point Capital.

In October 2006, LK Drilling, a subcontractor of Mid-East Oil Company (“Mid-East”), our operator under DOA4, filed Mechanic’s Liens against both Mid-East and us on certain oil and gas properties drilled by the subcontractor for claims aggregating $390,253, due to the failure to pay obligations for the drilling costs. Two other subcontractors also filed Mechanic’s Liens against Mid-East for claims aggregating approximately $100,000. The Company has engaged counsel to resolve these lien claims, which were still pending as of July 18, 2007. However, we expect the obligations to the subcontractor to be paid in full in the near future and all Liens to be released. On October 17, 2007, two Writs of Execution were issued against the Company and Mid-East to satisfy judgment, interest and costs in this matter. The Writs called for a Sheriff’s sale of property to be held in January 2008 in order to satisfy the amount due of $111,414. On January 25, 2008, the Company was informed by the court that judgment has been satisfied on the Mechanic’s Liens and the Sheriff’s sale has been canceled.

In November 2007, pursuant to the Settlement and Modification Agreement the Company entered into with Mid-East and its affiliates, Mid-East and its Affiliates agreed to make any payments necessary to obtain a full settlement from LK Drilling by January 12, 2008 and indemnify the Company from any liability arising from any failure to satisfy the obligations to LK Drilling or any drillers or subcontractors that Mid-East contracted with during its operation of the Company’s wells (see Advisory Agreements with HUB, a Related Party section in Note 4).

In December 2006, the Company was cited for certain violations by the West Virginia Department of Environmental Protection (“DEP”) pertaining to the drilling area around their wells. The violations generally consist of: the Company’s failure to seed and mulch the ground in the well area; the failure to properly mark the wells with signage; and leaving certain piping on the ground. In February 2007, the Company engaged a contractor to cure these violations and obtain abatements from the DEP. The estimated remediation costs were $50,000, of which the Company paid $25,000 in February 2007. As of November 15, 2007, the contractor has not completely finished the remediation work and since that time, the Company has renegotiated the remediation contract by agreeing to pay $16,000 for all remaining work. At the time when all remediation work is done, it is expected that the DEP will abate all violations. The DEP has allowed the Company to continue its drilling and production during this curative process. The estimated remediation costs were included in accounts payable and accrued expenses at December 31, 2007.

On February 26, 2007, we entered into a settlement agreement with Morgantown Excavators, Inc. (“MEI”) for the outstanding balance of $50,010 we owed to MEI for the environmental remediation services provided by MEI during the first and second quarter of 2006. Under the settlement agreement, we agreed to pay MEI $5,000 on or before the 15th day of each month for the period March through November 2007 and to make a final payment of $5,010 on or before December 15, 2007. In March and May 2007, we paid a total of $10,000 to MEI. As of April 1, 2008, we still owed MEI $37,010.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 7, 2007, the Company entered into a consulting agreement with Big Apple Consulting USA, Inc. (“Big Apple”), whereby Big Apple will market and promote the Company to its network of brokerage firms and market makers. Big Apple is responsible for locating and introducing potential investors to the Company through telemarketing and other networking activities, as well as representing the Company in responding to investor inquiries. The Company is to compensate the consultant in the aggregate amount of $450,000, in the form of either the Company’s shares of free trading common stock or cash, at the Company’s option. Upon the execution of the consulting agreement, the Company is required to issue 333,332 shares of its common stock to Big Apple as payment for the first and last month’s compensation under the terms of the contract. The Company is also required to provide Big Apple with the option to purchase free trading shares of common stock valued at $2,000,000 at a price per share equal to 50% of the previous five-day average closing bid price for the Company’s stock. The term of the consulting agreement was for one year, and the Company has the right to extend the term for an additional year after the initial expiration date. The Company was unable to deposit 5,000,000 shares of free trading common stock into an escrow account, to be used as the source of the common stock that would be acquired upon the consultant exercising the aforementioned option and in payment of consulting fees. Big Apple did not perform under the terms of the contract since the Company did not have free trading common stock even though the Company issued 5,000,000 shares of its restricted common stock to Big Apple. The Company recorded $5,250,000 of consulting expense in the first quarter of 2007 for the value of the common stock issued to Big Apple.

On March 23, 2007, the Company entered into an agreement with Stacey Yonkus to provide investor relations services, which include assistance in corporate planning and business strategies, as well as to introduce the Company to potential investors. The consulting agreement was effective March 23, 2007 for one year and was to be automatically renewable for another year. On April 26, 2007, the agreement was amended. The consultant will be compensated for introducing parties that invest in the company by receiving a) cash compensation of 3.5% of the gross amount raised from an introduced party with a minimum of $150,000; b) 5% of the shares of common stock granted to an introduced party by the Company, and c) warrants that will allow the consultant to acquire 400,000 shares of our common stock at $1.50 per share. The warrants are exercisable no later than three months after issuance, have an exercise period of 7 years, and have piggyback registration rights. The consultant is also entitled to compensation on any additional financing transactions arising from the introduction of the consultant for a period of five years following the original one-year terms of the consulting agreement. On September 20, 2007, this agreement was amended. The consultant will receive cash compensation of 5% of the gross offering amount, whether the amount is (but not limited to) cash, notes, debentures, lines of credit, restricted equity purchase agreement, or any other form of debt or equity. Compensation will remain at the originally stated 3.5% of the gross offering amount for parties which were introduced to the Company prior to this amendment. All previous terms of the agreement as well as the first amendment remain in effect. Ms. Yonkus became a member of our Board of Directors on October 15, 2007 (See Note 11).

On December 27, 2007, in connection with the Standby Equity Distribution Agreement (“SEDA”) (see Standby Equity Distribution Agreement section under Note 9), we agreed to issue 167,667 shares of common stock to Ms. Yonkus in compensation for the services she provided. The shares were valued at $0.07 per share, which was our stock trading price on December 27, 2007, for a total of approximately $12,000. These shares were issuable as of December 31, 2007.

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 12, 2007, the Company entered into a consulting agreement with Network 1 Financial Securities, Inc. (“Network”), whereby Network will provide consulting services for evaluating acquisitions as well as corporate planning and development. The Network consulting agreement had a term of one year commencing June 12, 2007 and may be terminated within six months after June 12, 2007 by either party. In return, Network will receive 3,000,000 shares of the Company’s common stock upon the execution of this agreement. Also, if the Company does not terminate the agreement within the initial six-month period, Network will receive an additional 2,000,000 shares of the Company’s common stock. In addition, if the Company acquires an entity through the introduction of Network, or uses the services of Network in the process of negotiating in structuring a transaction, Network will be entitled to receive a transaction fee to be negotiated prior to the closing time of such transaction. Shortly before the expiration of the initial six-month period, the Company terminated this consulting agreement with Network. As of December 31, 2007, the Company had issued 3,000,000 shares to Network, which were valued at $0.45 per share based on the Company’s stock trading price on June 12, 2007. The total value of the 3,000,000 shares amounted to $1,350,000 and was recorded as a consulting expense for the year ended December 31, 2007.

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

The Company subsequently decided not to proceed with the intended purchase agreements with Mercatus and the Company is in the process of obtaining the 17,440,000 shares back from the escrow agent.

On September 15, 2007, the Company entered into an agreement with a consultant to investigate, evaluate, and take action to motivate Equitable Gas to properly account for, and make payment to the Company for possible gas and oil sales from the Company’s three initial wells for the period ending December 31, 2006. The agreement expired on December 31, 2007.

On September 26, 2007, the Company entered into an agreement with a consultant to provide various services including business development and assist in the development of the Company’s Strategic Marketing and Business Plan. The agreement expired on December 31, 2007. As compensation, the consultant will be reimbursed for all approved business-related expenses. In addition, within 30 days of this agreement, the Company was required to issue to the consultant 275,000 shares of its common stock. On October 23, 2007, these shares were issued, which were valued at $0.45 per share based on the Company’s stock trading price on September 26, 2007 when the agreement was entered. The total value of these 275,000 shares of $136,812 was recorded as a consulting expense for the year ended December 31, 2007.

On October 12, 2007, the Company entered into an agreement with a consultant to provide various services including the raising short-term financing, developing a six-month financial strategy, and improving investor relations. As compensation, the consultant will be reimbursed for all approved business-related expenses. In addition, within thirty days of this agreement, the Company was required to issue to the consultant 500,000 shares of its restricted common stock. The term of this agreement is one-year commencing October 1, 2007. The 500,000 shares were valued at $0.20 per share for a total of $100,000, based on the Company’s stock trading price on October 12, 2007, the date of the agreement, which is being amortized over the one year service period. For the year ended December 31, 2007, the Company recorded a consulting expense of $25,000 related to this agreement. As of December 31, 2007, we have issued the 500,000 shares to the consultant.

On October 26, 2007, the Company entered into a consulting agreement with TKC Financial, Inc. to assist the Company in its financing activities. The consulting agreement was effective October 26, 2007 for one year, after which either party may terminate this agreement with 30 days notice. Should no bond closing occur within 90 days of the execution of this agreement, either party may terminate this agreement with 10 days notice. The consultant will receive a commission of 2% of all gross proceeds received by the Company from parties introduced by the consultant from the sale of bonds. The consultant is entitled to compensation beyond the term of this agreement if the Company receives funds from any party introduced by the consultant during the term of this agreement. The Company was required to pay a $25,000 non-refundable deposit within three business days of the execution of this agreement. As of April 1, 2008, the Company’s obligation to pay for the $25,000 deposit has been satisfied.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 29, 2007, the Company entered into a consulting agreement with Tangerine Communications, Inc. to assist the Company with raising short-term financing. The consultant will receive a commission of 10% of the net funds received by the Company from any source initiated by the consultant’s efforts. This agreement was terminated as of December 31, 2007.

NOTE 11 - RELATED PARTY TRANSACTIONS - NOT DISCLOSED ELSEWHERE

On February 22, 2006, David Albanese resigned as our Secretary and Treasurer and Board Director, in connection with which we agreed to have Mr. Albanese retain the 1,000,000 shares we previously issued to him (see Note 9) and pay him $24,000 in periodic payments through May 2006. Mr. Albanese agreed to be a consultant to us for a transitional period of at least 60 days. During the year ended December 31, 2006, we paid $32,000 to Mr. Albanese as a consulting fee.

On February 22, 2006, our Board of Directors appointed Alex Winfrey to replace David Albanese as our Secretary and Treasurer and Board Director. On June 30, 2006, Mr. Winfrey resigned, upon which we agreed to have Mr. Winfrey retain the 1,000,000 shares of common stock he owned. Of the 1,000,000 shares, 900,000 shares were issued to Mr. Winfrey in compensation for his services, which were part of the 3,100,000 shares we issued to various parties in April 2006 (see Note 9). During the year ended December 31, 2006, we paid $40,000 to Mr. Winfrey as a fee for his consulting services.

On February 27, 2006, Curtis Fleming resigned as our President and Board Director. As of December 31, 2006, we have paid off the entire obligation of $20,000 to Mr. Fleming in connection with our cancellation of 50,000 shares of common stock (see Note 9). During the year ended December 31, 2006, we paid $6,000 to Mr. Fleming as a consulting fee.

On June 30, 2006, James Holland resigned as our Officer and Board Director in connection with which we agreed to have Mr. Holland retain the 1,000,000 shares we previously issued to him (see Note 9).

During the year ended December 31, 2006, we paid $25,000 to Mr. Holland as a consulting fee, of which $6,000 was paid to Mr. Holland as a severance payment.

On April 14, 2007, we entered into a consulting agreement with Steve Durdin, who was appointed our Board Director on April 11, 2007. Pursuant to the consulting agreement, Mr. Durdin will assist the Company in raising funds and developing financial strategy, act as a liaison with current investors and assist with business development. We agreed to pay Mr. Durdin a weekly consulting fee of $1,200 commencing August 2007, and issue to Mr. Durdin options or cashless exercise warrants to acquire a minimum of 6,000,000 shares of our common stock pursuant to our 2007 Stock Option Plan, which has been approved by our Board of Directors and stockholders (see 2007 Stock Option Plan in Note 9). Payment of the weekly consulting fee may be deferred by the Company, but must be paid no later than August 1, 2007. The agreement was effective on April 1, 2007 for a one-year period and would be automatically renewed for consecutive one-year periods unless terminated by either party. As of December 31, 2007, we have paid $9,600 to Mr. Durdin for consulting fees.

On October 8, 2007, we entered into an employment agreement with Steve Durdin to become our President, which replaced the consulting agreement we had with Mr. Durdin as described above. We agreed to pay Mr. Durdin $9,500 per month, and issue to Mr. Durdin options or cashless exercise warrants to acquire a minimum of 10,000,000 shares of our common stock pursuant to our 2007 Stock Option Plan. On October 29, 2007, our Board of Directors approved the issuance of stock option to Mr. Durdin to purchase 10,000,000 shares of our common stock (see “2007 Stock Option Plan” in Note 9). Mr. Durdin will also receive immediate family medical and dental insurance coverage and life insurance equal to three times his annual base salary. In addition, Mr. Durdin will receive an auto allowance of $1,000 per month and a home office allowance of $1,000 per month, as well as reimbursement for reasonable out-of-pocket expenses. The agreement was effective on October 1, 2007 for a fifteen-month period and will automatically renew for consecutive one-year periods unless terminated by either party.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 26, 2006, we executed a consulting agreement with Stanley Teeple, Inc. (“STI”) to provide services related to accounting and SEC reporting for a one-time fee of $10,000 plus reimbursement of certain expenses. On June 15, 2006, we executed a new consulting agreement with STI to provide the aforementioned services for a compensation of $5,000 per week for six months and reimbursement of related costs. In July 2006, our Board of Directors appointed Stan Teeple to replace Alex Winfrey as our new Secretary and Treasurer and Board Director. On December 21, 2006, we entered into a third consulting agreement with STI pursuant to which we agreed to pay STI a weekly consulting fee of $5,000, and issue to STI options or cashless exercise warrants during the first quarter of 2007 to acquire a minimum of 5,000,000 shares of our common stock at terms to be determined by our Board of Directors. The agreement was effective on January 1, 2007 for a two-year period and would be automatically renewed for consecutive one-year periods unless terminated by either party. On March 8, 2007, the Company entered into a fourth consulting agreement with STI, which superceded but provided for the identical terms of cash compensation as STI’s agreement of December 21, 2006. In addition, STI is to be reimbursed for certain medical and dental insurance coverage, an auto allowance of $1,000 per month, and certain other fringe benefits. STI is also entitled to receive options or cashless warrants to acquire shares of our common stock pursuant to our 2007 Stock Option Plan. On October 29, 2007, our Board of Directors approved the issuance of stock option to STI to purchase 5,000,000 shares of our common stock at an exercise price of $0.25 (see Stock Options Granted in Note 9). During the year ended December 31, 2007, we recorded consulting expense of $265,000 for services provided by STI. Subsequently on February 28, 2008, our Board of Directors approved the issuance of stock option to STI to purchase another 5,000,000 shares of our common stock pursuant to our 2007 Stock Option Plan. The option vested immediately on the option grant date, has an exercise price of $0.25 per share and expires on October 16, 2007 (also see Non-Qualified Stock Options under Note 12).

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

On July 11, 2007, we entered into a Release and Settlement Agreement with Mr. Larson, pursuant to which Mr. Larson agreed to return 5,000,000 shares of our common stock and resign as the President, CEO and Board Director of us as noticed by our Board of Directors, but no later than December 2007. Since we had not issued our first quarter of 2007 financial statements as of July 11, 2007, the date of the Release and Settlement Agreement, we only deemed 5,000,000 shares of common stock as issued to Mr. Larson. Those shares resulted from the conversion of 2,500,000 shares of our Series B Convertible Preferred Stock in April 2007. Consequently, we only deemed 2,500,000 shares of Series B Convertible Preferred Stock validly issuable to Mr. Larson as of March 31, 2007 and recorded compensation expense of $2,000,000 during the first quarter of 2007. Mr. Larson received a one-time settlement and separation fee of $100,000 to be paid by us in installments commencing July 25, 2007 through December 2007. As of December 31, 2007, $50,000 of these settlement and separation fees were recorded under accounts payable and accrued expenses - related party. As of April 1, 2008, we still owed $50,000 to Mr. Larson for the settlement and separation fee. In addition, for a period of one year, we will pay Mr. Larson a finder’s fee of 5% of the gross amount received by us in the form of a debenture, note, or similar instrument, from lenders as introduced solely by Mr. Larson. This settlement agreement terminated our employment agreement with Mr. Larson and mutually released all obligations under the employment agreement.

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

Fairhills Transactions

On April 7, 2006, we entered into a Strategic Partnership Agreement (the “SPA”) with Fairhills. Ed Bronson, the managing director of Fairhills, served as our Board Director from June through October 2006. Pursuant to the SPA, Fairhills would: (1) provide legal services required and necessary for us to be compliant with the SEC reporting and regulatory requirements; (2) facilitate the introduction and engagement of market makers; (3) be responsible for funding requirements in support of oil and gas well drilling; (4) provide management services of our investor relation function; (5) facilitate raising funds through a debenture instrument for us and be responsible for all capital raising requirements based upon our business plan. In consideration for the services to be rendered by Fairhills, we agreed to compensate Fairhills by paying a placement fee of 10% of the aggregate amount of capital received by us from Fairhills’ clients, and issuing 25% of our capital stock to Fairhills. The term of the SPA was for a minimum period of three years, with Fairhills being the exclusive provider for services as set forth in the SPA. During 2006, as disclosed in Note 4, we paid a placement fee of $266,210 to Fairhills in connection with the issuance of the Convertible Notes, and $440,000 in connection with the private placement offering of the partnership interests in Indigo LP as disclosed in Note 4.

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

NOTE 12 - SUBSEQUENT EVENTS NOT DISCLOSED ELSEWHERE

In January 2008, John Hurley resigned as our Board Director and Everett Miller and Hercules Pappas were elected to fill in the two vacancies of our Board of Directors.

On January 30, 2008, the Company entered into a consulting agreement with David Rosania (“Rosania”) to provide consulting services and support for business development of energy related properties, assist in development of the Company’s strategic marketing and business plan and to handle other duties as assigned by Company management. As compensation, 155,000 shares of the Company’s common stock were to be issued to Mr. Rosania. These shares were issued on February 1, 2008. The term of this agreement was for a one month period commencing January 1, 2008.

In January 2008, the Company entered into a consulting agreement with Everett Miller, our Board Member, to provide consulting services and support for business development of energy related properties, assist in development of the Company’s strategic marketing and business plan and to handle other duties as assigned by Company management. As compensation, the Company was required to issue a non-qualified stock option to Mr. Miller under its 2007 Stock Option Plan to purchase 2,500,000 shares of the Company’s common stock with an exercise price of $0.25 per share. This option was issued by the Company on February 26, 2008 (also see Non-Qualified Stock Options below). The term of this agreement was for a three month period commencing January 1, 2008.

On January 21, 2008, the Company borrowed $380,000 from Carr Miller Capital, LLC (“Carr Miller”), which is primarily owned by Everett Miller, one of our Board members, and issued a promissory note that provided for interest at 10% per annum with a maturity date of July 24, 2008. Within thirty days of funding of the loan, the lender is also to receive shares of the Company’s common stock equal to five times the numerical dollars of the principal of the loan. As a result, 1,900,000 shares of the Company’s common stock were issued to Carr Miller on February 29, 2008. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. In addition, the Company will pay to Carr Miller a one time administrative fee of $6,000.

On February 12, 2008, the Company borrowed $55,000 from two individual lenders and issued promissory notes that provided for interest at a rate of 20% per annum with maturity dates in August 2008. The lenders have the option to either receive all principal and interest due on the loan within ten days of the maturity date or to convert the principal and interest due on the notes into shares of our common stock at a conversion price equal to 80% of the average ten-day closing price of the stock immediately preceding the due date. Within thirty days of funding of the loan, the lenders are also to receive additional shares of our common stock equal to ten times the numerical dollars of the principal of the loan. In the event the notes are unpaid within ten days of their maturity date, the Company will incur a late charge equal to 10% of the note amount and be required to issue common stock equal in value to the principal amount borrowed every 30 days from the default date until the notes are paid.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 6, 2008, the Company borrowed $500,000 from Carr Miller, a related party and issued a promissory note that provided for interest at 20% per annum with a maturity date of September 10, 2008. Within thirty days of funding of the loan, Carr Miller is also to receive shares of the Company’s common stock equal to eleven times the numerical dollars of the principal of the loan. As a result, 5,500,000 shares of the Company’s common stock were issued to Carr Miller on April 2, 2008. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount.

In the first quarter 2008, Indigo was compelled to preserve the lease rights to certain properties included in its planned drilling program for 2008.  Given that a number of these leases were held by various interests, and that these development interests were commingled with the interests of Epicenter, the Company provided $125,000 in a cash payment and 2,500,000 shares of its common stock as essentially a forbearance for the landholders and leaseholders to continue their patience giving the Company an opportunity to complete the payment and transfer of the leases.

Non-Qualified Stock Options

On February 26, 2008, the Board of Directors approved the issuance of non-qualified stock options to the following individuals in accordance with the 2007 Stock Option Plan. The options vested immediately.

	Number of
	Stock Options
Name of Optionee	Issued	Exercise Price	Expiration

Everett Miller (consulting service)	2,500,000	$0.25 per share	October 16, 2017
Stanley L. Teeple (Board Director)	5,000,000	$0.25 per share	October 16, 2017
Hercules Pappas (Board Director)	250,000	$0.25 per share	October 16, 2017
Everett Miller (Board Director)	250,000	$0.25 per share	October 16, 2017
Gersten Savage (legal service)	1,000,000	$0.25 per share	October 16, 2017

NOTE 13 - SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest expense and income taxes for 2007 and 2006 were as follows:

	2007	2006

Interest	$7,256	$15,000
Income taxes	$-	$-

Non-Cash Investing and Financing Transactions:

During 2006, the Company acquired oil and gas properties in the total amount of $6,985,811, of which $1,604,226 was non cash due to being unpaid and accrued for at December 31, 2006.

The Company has recorded asset retirement obligations in the aggregate amount of $208,000 and $150,000, as of December 31, 2007 and 2006, respectively and increased oil and gas properties for $190,000 and $150,000 in 2007 and 2006.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recorded in 2006, discounts of $2,662,100 on convertible notes - series 1, related to the beneficial conversion feature of the notes and the value of the detachable Super Preferred Stock. The Company also recorded the beneficial conversion feature of the 2,662,100 shares Series A Super Convertible Preferred Stock, which was amortized as a preferred dividend. As of December 31, 2007 and 2006, the Company has recorded preferred dividend of $451,509 and $435,851, respectively. During 2006, the noteholders converted $2,262,100 of these notes into 2,714,250 shares of our common stock. During 2007, the noteholders converted all 2,662,100 shares of the Series A Super Convertible Preferred Stock into 5,905,938 shares of common stock.

As of December 31, 2006, the Company recorded capitalized interest of $226,316, related to interest incurred on the portion of the $2,662,100 convertible notes, which were financed to fund the Company’s oil and gas exploration activities.

During 2006, certain lenders loaned the Company $1,200,000 and received convertible promissory notes, which were converted into four Units of Indigo LP in July 2006.

In January 2007, the Company issued 2,680,000 shares of its common stock to the Participating Partners of Indigo LP, which resulted in an increase of $2,948,000 in total oil and gas properties.

During 2007, the Company issued 737,174 shares of common stock to satisfy its liability of $493,730 which consisted of $270,686 for a Forbearance Agreement with HUB, $208,660 for consulting and legal services performed in 2006, and $14,384 for interest on a loan, all of which was accrued for at December 31, 2006.

In April 2007, the Company issued an aggregate of 9,500,000 shares of the Series B Convertible Preferred Stock to various parties, which were immediately converted into 19,000,000 shares of the Company’s common stock.

In July 2007, the Company entered into a settlement agreement with a lender pursuant to which the Company issued 1,400,000 shares of common stock to the lender valued at $560,000. As a result, the Company was released of all obligations related to two promissory notes issued to the lender in the total amount of $180,000 and received a 12% NRI in Indigo No. 2 well back from the lender and a $150,000 loan. The Company recorded an interest expense of $208,955 related to the settlement.

In connection with an amended note, the Company issued 300,000 shares of common stock to a lender valued at $273,000, which was recorded as an additional discount on the note and fully amortized as of December 31, 2007.

In January 2007, the Company borrowed a total of $580,000 from four lenders and issued promissory notes, in consideration for which the Company issued an aggregate of 1,240,000 shares of common stock to the lenders and assigned certain percentages of NRI in Indigo No. 2 well to the four lenders. The value of the shares was $305,424 and recorded as a discount on the notes. The various NRI in Indigo No. 2 well assigned to the lenders was valued at $68,055 and recorded as a reduction in oil and gas properties. In July 2007, as a result of a settlement agreement the Company entered into with one of the four lenders as referred to above, the Company was release of all obligations under one of the four notes in the amount of $80,000 and received back part of the NRI in Indigo No. 2 well from the lender valued at $36,915. As a result, the Company reversed $36,915 of reduction in oil and gas properties it originally recorded.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2007, the Company issued a total of 8,230,000 shares of common stock to various lenders in connection with the issuance or amendment of promissory notes. These shares and the related beneficial conversion feature on certain of the notes were valued at $1,267,670 and recorded as discounts on the notes.

NOTE 14 - SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED)

Gas Reserves

Users of this information should be aware that the process of estimating quantities of “proved” and “proved developed” natural gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

Proved gas reserves are the estimated quantities of natural gas, which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods. The reserve data is based on studies prepared by an outside petroleum engineer. The proved developed reserves of gas are located in the state of West Virginia and Pennsylvania in the United States of America.

The following table presents estimates of the Company's net proved developed gas reserves:

	December 31,
	2007	2006
Proved reserves (mmcf), beginning of year	-	-

Discovery of proved developed reserves (mmcf)	453.10	-
Production	(60.7)	-

Proved developed reserves (mmcf), end of year	392.4	-

Proved developed reserves (mmcf) allocated to the Company’s
minority interests, end of year	111.9	-

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capitalized Costs Relating to Gas Producing Activities:

	December 31,
	2007	2006

Unproved oil and gas properties (1)	$-	$6,504,524
Proved oil and gas properties	9,766,409	-
Total capitalized costs	9,766,409	6,504,524

Accumulated depletion	(174,924)	-
Impairment of oil and gas properties	(8,739,585)	(367,724)

Net capitalized costs	$851,900	$6,136,800

Net capitalized costs allocated to the Company’s
minority interests	$267,600	$3,450,080

Costs Incurred in Gas Property Acquisition, Exploration and Development Activities for the Years Ended December 31:

	December 31,
	2007	2006
Acquisition of properties
Proved	$2,948,000	$-
Unproved (1)	-	-
Exploration costs	313,885	6,504,524

Total	$3,261,885	$6,504,524

(1) These amounts represent costs incurred by the Company and excluded from the amortization base until proved reserves are established or impairment is determined.

Results of Operations for Gas Producing Activities for the Years Ended December 31:

	December 31,
	2007	2006

Gas sales	$354,245	$-
Operating costs	(252,784)	(91,265)
Depreciation, depletion and amortization	(174,924)	-
Proved property impairment	(8,371,861)	(367,724)

Results of operations	$(8,445,324)	$(458,989)

Results of operations allocated to the Company’s
minority interests	$(2,323,028)	$-

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

SFAS No. 69, “Disclosure about Oil and Gas Producing Activities”, prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed these guidelines, which are briefly discussed below.

Future cash inflows and future production and development costs are determined by applying year-end prices and costs to the estimated quantities of gas to be produced. Estimated future income taxes are computed using current statutory income tax rates for where production occurs. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.

The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company's expectations for actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

The following summary sets forth the Company's future net cash flows relating to proved gas reserves based on the standardized measure prescribed in Statement of Financial Accounting Standards No. 69.

	December 31, (In Thousands)
	2007	2006
Future cash inflows	$2,549,100	$-
Future production costs	(934,300)	-

Future net cash flows (undiscounted)	1,614,800	-

Annual discount of 10% for estimated timing	762,900	-

Standardized measure of future net	$851,900	$-

Standardized measure of future net allocated to the Company’s
minority interests	$267,600	$-

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Standardized Measure (Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows at December 3 in thousands:

	2007	2006

Standardized measure, beginning of period	$-	$-
Net changes in prices and production costs	-	-
Future development and abandonment costs	-	-
Revisions of previous quantity estimates	-	-
Additions to proved reserves from recovery	1,206	-
Extension of reservoir	-	-
Sale of reserves in place	-	-
Sale of gas	(354)	-
Accretion of discount	-	-
Changes in income taxes, net	-	-
Purchased reserves	-	-
Standardized measure, end of period	$852	$-

Standardized measure allocated to the Company’s
minority interests, end of period	$268	$-

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

Commencing at end of 2006 and through March 2008 the Company took the following actions to start addressing the weaknesses noted above and catch up with its 2007 interim filings:

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

(b) MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

This company’s management is responsible for establishing and maintaining internal controls over financial reporting and disclosure controls. Internal controls over financial reporting are designed to provide reasonable assurance that the books and records reflect the transactions of the company and that established policies and procedures are carefully followed. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is appropriately recorded, processed, summarized and reported within the specified time periods.

We did not conduct an assessment of, nor prepare a report on, internal control over financial reporting at December 31, 2007 as we did not have the resources to engage an outside consultant to assist our management in this evaluation. In 2008 we intend to engage a consulting firm that will assist us in conducting an assessment of and preparing a report on our internal control over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(c) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

For the quarter ended December 31, 2007, we instituted a policy and procedure for the review and booking of stock issuances. Other than the foregoing, there were no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarter ending December 31, 2007.

We intend to become compliant in implementing these added internal controls, document present procedures and hire a consultant to assure compliance with these new self-assurance requirements. We expect to hire additional accounting staff which will provide for the segregation of duties necessary for a strong system of internal control.

ITEM 8B. OTHER INFORMATION

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

Directors and Executive Officers

Our bylaws provide that we have at least one director. The number of Directors which shall constitute the whole board shall be five (5). The number of Directors may from time to time be increased or decreased to not less than one nor more than seven (7) by action of the Board of Directors. The Directors shall be elected at the annual meeting of the stockholders and each Director elected shall hold office until his successor is elected and qualified. Directors need not be stockholders. Vacancies in the Board of Directors including those caused by an increase in the number of directors, may be filled by a majority of the remaining Directors, though less than a quorum, or by a sole remaining Director, and each Director so elected shall hold office until his successor is elected at an annual or a special meeting of the stockholders. The holders of two-thirds of the outstanding shares of stock entitled to vote may at any time peremptorily terminate the term of office of all or any of the Directors by vote at a meeting called for such purpose or by a written statement filed with the secretary or, in his absence, with any other officer. Such removal shall be effective immediately, even if successors are not elected simultaneously and the vacancies on the Board of Directors resulting therefrom shall only be filled from the stockholders.

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

No reduction of the authorized number of Directors shall have the effect of removing any Director prior to the expiration of his term of office.

The directors and executive officers of the Company currently serving are as follows:

Name	Age	Office
Steven P. Durdin	42	President and Chief Executive Officer
Stanley L. Teeple	59	Director and Chief Financial Officer
Stacey Yonkus	37	Director
James C. Walter, Sr.	64	Director
Everett Miller	38	Director
Hercules Pappas	37	Director

Management

Significant Employees / Consultants

Steven P. Durdin – Mr. Durdin joined the Company as a Director in April 2007 and was later appointed as the Company’s President and Chief Executive Officer. He Graduated from Rider University in Lawrenceville, New Jersey with a degree in Finance and, upon graduation, went to work for Allstate Insurance Company. During a career that lasted for over 16 years, Steve moved from the ranks of associate agent to Senior Account agent and was asked to join the management team of the corporation in 1999. In his management role, Steve was promoted through multiple levels of responsibility and eventually was given a seat on the Senior Staff Board for the company in the Midlantic Region. In both of his tracks through Allstate (Agency Owner and Corporate Management), Steve was consistently recognized with awards for outstanding results and leadership. During his tenure there, he learned volumes about building and growing organizations, raising capital, financial management and accountability and working within the public company arena. During his last 5 years with Allstate, Steve had started to pursue other business interests which led him through many successful projects in real estate development and the formation of an international trading company in Colon, Panama. He also began consulting with small companies in the U.S. on expansion into international markets and simultaneously helped them to develop stronger infrastructure bases from which to operate. Because of the successes in his other pursuits, Steve officially retired from Allstate in 2000 and eventually sold his remaining agency interests. Steve became involved with Indigo-Energy in the Fall of 2005 and has been the foundation for the company’s fund raising since its inception. As a founding member of Indigo-Partners, L.P. and core investor representing several different groups within the company, he has personally been responsible for raising approximately 95% of the company funding to date and has been responsible for raising in excess of $ 500,000 within the past 45 days to help the company meet its short-term obligations. Additionally, Steve has personally invested over $ 1.2 million of personal funds over the past year. Steve is a key link with major shareholder groups and has demonstrated through his actions his commitment to the future success of the company.

Stanley L. Teeple – Over the last 30 years Stan has held numerous senior management positions in a number of public and private companies across a broad spectrum of industries. In his capacity as a turnaround consultant he has taken over and ultimately owned, operated, and then sold two $50 plus million perishables distribution businesses involved in commercial, wholesale, franchise and retail operations. Additionally he has operated and worked for various court appointed trustees and principals as CEO, COO, and CFO in the entertainment, pharmaceuticals, food, travel, and tech industries. He presently operates his consulting business on a project-to-project basis, and holds various other directorships. His businesses operational strengths include knowing how to manage and maximize the resources and preserve the integrity of a company from start-up through to maturity. In his capacity as President of Stan Teeple, Inc. for the last 25 plus years, he has provided services to various bankruptcy Trustees and Counsel primarily in the Central District of California. These services included interim operator, CEO, CFO, appraisals, plan structuring and various other capacities as required. These situations required delicate negotiations with creditors, vendors, lenders, and the debtors themselves to evolve and maximize the assets of the corporations. Some of the companies included as clients are United Artists Theatre Circuit, Chiquita Brands, Inc., United Airlines, Warner Lambert, General Mills, Coca-Cola Foods, Numero Uno Pizza, Pro Image Entertainment Corporation, and Compass Microsystems.

Stacey Yonkus – Ms. Yonkus joined the Company in October 2007. She has been a part of Asbury Automotive since 2002 as its Director of Investor Relations. From 2002 to 2007, Ms. Yonkus was a Director of Investor Relations for Asbury Automotive Group, a NYSE listed Fortune-500 Company. Ms. Yonkus was the Investor Relations Director for Globix Corporation, a publicly traded Internet infrastructure company where she was responsible for the development and execution of all investor relation programs, for both internal and external investors. Ms. Yonkus holds a bachelors degree in Economics from the State University of New York.

Everett Miller – Mr. Miller joined the Company in January 2008. He has been in the investment banking, venture capital and securities business for more than 25 years. He started and operated Carr Miller Capital, LLC in November of 2006, a developer of real estate, banking and securities funding techniques, which has since partnered with global financial companies such as ICA Investment Group and Fortis Bank. From March 2005 until June 2006, he operated Everett Miller Financial, a developer of funding techniques. He also operated Millenium Brokerage LLC from June 2002 to January 2005. Mr. Miller has several securities licenses, including the Series 55 Equity Floor trader and Series 24 General Principal. He is a member of both the New Jersey Energy Traders and the Securities and Trading Advisory Board of Seton Hall University, where he acts as a mentor and advisory teacher of securities and financial software and real time operations/practices. Mr. Miller attended Collage at University of Maryland and Embry-Riddle Aeronautical College in Florida. He lived in Europe for several years, has worked for the United States DOD as a GS-12 rated employee, has a Paralegal Certification in New Jersey and Pennsylvania.

Hercules Pappas– Mr. Pappas joined the Company in January 2008. He joined the law firm of Pappas & Richardson, LLC in October 1998 and is currently the firm’s Managing Partner. His practice since joining the firm has primarily been in the litigation and investment banking departments. He also acts as the Economic Advisor and Legal Counsel to Carr Miller Capital and as the Economic Advisor to ICA Investments. Mr. Pappas obtained his Bachelor of Arts degree in Economics and Political Science from East Stroudsburg University and earned his Juris Doctor from Widener University School of Law.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our common stock must report on their ownership of the common stock and any changes in that ownership to the Commission. Specific due dates for these reports have been established. During the fiscal year ended December 31, 2007, we believe that all reports required to be filed by Section 16(a) were filed on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

Executives and Directors Compensation

The following table provides certain summary information concerning compensation paid to or accrued by the executive officers named below during the fiscal years ended December 31, 2007 and 2006.

Name ($)	Year ($)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Comp ($)	Non- qualified Deferred Comp. Earnings ($)	All Other Comp. ($)	TOTAL ($)
Steven P. Durdin (1)	2007	28,500	-	-	1,189,650	-	-	9,600	1,227,750
	2006	-	-	-	-	-	-	-	-

Stanley Teeple (2)	2007	265,000	-	-	594,830	-	-	-	859,830
	2006	175,000	-	-	-	-	-	-	175,000

(1)
On October 8, 2007, we entered into an employment agreement with Steve Durdin to become our President, which replaced the consulting agreement we had with Mr. Durdin as described above. We agreed to pay Mr. Durdin $9,500 per month, and issue to Mr. Durdin options or cashless exercise warrants to acquire a minimum of 10,000,000 shares of our common stock pursuant to our 2007 Stock Option Plan. On October 29, 2007, our Board of Directors approved the issuance of stock option to Mr. Durdin to purchase 10,000,000 shares of our common stock. Mr. Durdin will also receive immediate family medical and dental insurance coverage and life insurance equal to three times his annual base salary. In addition, Mr. Durdin will receive an auto allowance of $1,000 per month and a home office allowance of $1,000 per month, as well as reimbursement for reasonable out-of-pocket expenses. As part of the agreement, Mr. Durdin will not be entitled to additional compensation by reason of service as a member of the Board of Directors. The agreement was effective on October 1, 2007 for a fifteen-month period and will automatically renew for consecutive one-year periods unless terminated by either party.

(2)
On May 26, 2006, we executed a consulting agreement with Stanley Teeple, Inc. (“STI”), an entity affiliated with Stanley Teeple, to provide services related to accounting and securities reporting for a one-time fee of $10,000 plus reimbursement of certain expenses. On June 15, 2006, we executed a new consulting agreement with STI to provide the aforementioned services for a compensation of $5,000 per week for six months and reimbursement of related costs. In July 2006, our Board of Directors appointed Stanley Teeple as our Secretary and Treasurer and Board Director. On December 21, 2006, we entered into a third consulting agreement with STI pursuant to which we agreed to pay STI a weekly consulting fee of $5,000, and issue to STI options or cashless exercise warrants during the first quarter of 2007 to acquire a minimum of 5,000,000 shares of our common stock at terms to be determined by our Board of Directors. The agreement was effective on January 1, 2007 for a two-year period and would be automatically renewed for consecutive one-year periods unless terminated by either party. During the year ended December 31, 2006, we paid $175,000 to STI for consulting services, of which $20,000 was recorded as prepaid expense - related party as of December 31, 2006 and the remaining $155,000 was expensed. On March 8, 2007, the Company entered into a fourth consulting agreement with STI, which superseded but provided for the identical terms of cash compensation as STI’s agreement of December 21, 2006. In addition, STI is to be reimbursed for certain medical and dental insurance coverage, an auto allowance of $1,000 per month, and certain other fringe benefits. STI was also entitled to receive options or cashless warrants to acquire 20,000,000 shares of our common stock at prices to be determined by the terms of a stock option plan to be adopted by the Company. In 2007, STI waived its rights to 10,000,000,of the options to acquire our common stock. Mr. Teeple currently owns options to purchase 10,000,000 shares of the Company’s common stock personally of which 5,000,000 options were granted in 2007, at an exercise price of $0.25 per share, and 5,000,000 options were granted in April 2008, pursuant to the Company’s Stock Option Plan.

Outstanding Equity Awards at Fiscal Year End

The table below sets forth the options and stock awards received by the executive officers of the Company as of December 31, 2007.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested (#)
Steven P. Durdin	10,000,000	-	-	$0.25	10/16/17	-	-	-	-
Stanley L. Teeple	5,000,000	-	-	$0.25	10/16/17	-	-	-	-

Compensation of Directors

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Stanley L. Teeple	$265,000	-	$594,830	-	-	-	$859,830
Stacey Yonkus	$1,000	12,072	$29,740	-	-	-	$42,812
James C. Walter	$1,000	-	$29,740	-	-	-	$30,740
Everett C. Miller	-	-	-	-	-	-	-
Hercules Pappas	-	-	-	-	-	-	-

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of April 9, 2008, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock, by each of the Company’s officers and directors, and by the officers and directors of the Company as a group.

Name and Address of Shareholders	Shares Beneficially Owned		Percentage Ownership(1)
Steve Durdin, CEO	12,914,131	(2)	6.33%
Stan Teeple, CFO & Director	10,000,000	(3)	4.90%
Stacey Yonkus, Director	733,334	(4)	*
James C. Walter, Sr., Director	6,178,321	(5)	3.16%
Everett C. Miller, Director	2,750,000	(6)	1.39%
Hercules Pappas	250,000	(7)	*
Officers and Directors as a group (6) persons	32,825,786		14.96%

Each shareholder’s address is c/o Indigo Energy, Inc. 701 N. Green Valley Pkwy, Suite 200, Henderson, Nevada 89074.
*	Less than 1%.
(1)	Based on 193,721,029 shares outstanding as of April 9, 2008 and, respectively for each individual listed, any options, warrants or other securities convertible within 60 days from April 9, 2008.
(2)	Consists of 10,000,000 stock options pursuant to the Company’s Stock Option Plan and 2,914,131 shares of common stock.
(3)	Consists of options pursuant to the Company’s Stock Option Plan.
(4)	Consists of 83,334 shares of common stock, 400,000 warrants and 250,000 stock options pursuant to the Company’s Stock Option Plan.
(5)
Consists of 250,000 stock options pursuant to the Company’s Stock Option Plan, 1,746,027 shares of common stock that may be issued to the stockholder upon the conversion of promissory notes issued to the stockholder, and 4,182,294 shares of common.

(6)	Consists of 2,750,000 stock options pursuant to the Company’s Stock Option Plan.
(7)	Consists of 250,000 stock options pursuant to the Company’s Stock Option Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Other than as disclosed below, none of the following persons have, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	Any person proposed as a nominee for election as a director;

•	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

•	Any of our promoters;

•	Any relative or spouse of any of the foregoing persons who has the same house as such person.

Related Stockholder Matters

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

On February 22, 2006, our Board of Directors appointed Alex Winfrey to replace David Albanese as our Secretary and Treasurer and Board Director. On June 30, 2006, Mr. Winfrey resigned, upon which we agreed to have Mr. Winfrey retain the 1,000,000 shares of common stock he owned. Of the 1,000,000 shares, 900,000 shares were issued to Mr. Winfrey in compensation for his services, which were part of the 3,100,000 shares we issued to various parties in April 2006. During the year ended December 31, 2006, we paid $40,000 to Mr. Winfrey as a fee for his consulting services.

On February 27, 2006, Curtis Fleming resigned as our President and Board Director. As of December 31, 2006, we have paid off the entire obligation of $20,000 to Mr. Fleming in connection with our cancellation of 50,000 shares of common stock. During the year ended December 31, 2006, we paid $6,000 to Mr. Fleming as a consulting fee.

On May 15, 2006, in connection with the resignation of Curtis Fleming, our former President and Board Director, our Board of Directors agreed to have Mr. Fleming retain 950,000 of the 1,000,000 shares we previously issued to him but canceled the remaining 50,000 shares, in consideration for which we agreed to pay Mr. Fleming $20,000 in periodic payments. This obligation was paid as of December 31, 2006.

On June 30, 2006, James Holland resigned as our Officer and Board Director in connection with which we agreed to have Mr. Holland retain the 1,000,000 shares we previously issued to him.

During the year ended December 31, 2006, we paid $25,000 to Mr. Holland as a consulting fee, of which $6,000 was paid to Mr. Holland as a severance payment.

On December 12, 2005, our Board of Directors authorized the issuance of 1,000,000 shares of our common stock to each of our three then officers and Board Directors for a cumulative 3,000,000 shares in compensation for services they rendered in 2005. The shares were valued at $0.25 per share, which was the subscription price of our PPM since our stock was not actively trading until January 20, 2006. The value of the total 3,000,000 shares was $750,000, which was accrued at December 31, 2005. The shares were issued on January 13, 2006.

On April 14, 2007, we entered into a consulting agreement with Steve Durdin, who was appointed our Board Director on April 11, 2007. Pursuant to the consulting agreement, Mr. Durdin will assist the Company in raising funds and developing financial strategy, act as a liaison with current investors and assist with business development. We agreed to pay Mr. Durdin a weekly consulting fee of $1,200 commencing August 2007, and issue to Mr. Durdin options or cashless exercise warrants to acquire a minimum of 6,000,000 shares of our common stock pursuant to our 2007 Stock Option Plan, which has been approved by our Board of Directors and stockholders. Payment of the weekly consulting fee may be deferred by the Company, but must be paid no later than August 1, 2007. The agreement was effective on April 1, 2007 for a one-year period and would be automatically renewed for consecutive one-year periods unless terminated by either party. As of December 31, 2007, we have paid $9,600 to Mr. Durdin for consulting fees.

On October 8, 2007, we entered into an employment agreement with Steve Durdin to become our President, which replaced the consulting agreement we had with Mr. Durdin as described above. We agreed to pay Mr. Durdin $9,500 per month, and issue to Mr. Durdin options or cashless exercise warrants to acquire a minimum of 10,000,000 shares of our common stock pursuant to our 2007 Stock Option Plan. On October 29, 2007, our Board of Directors approved the issuance of stock option to Mr. Durdin to purchase 10,000,000 shares of our common stock. Mr. Durdin will also receive immediate family medical and dental insurance coverage and life insurance equal to three times his annual base salary. In addition, Mr. Durdin will receive an auto allowance of $1,000 per month and a home office allowance of $1,000 per month, as well as reimbursement for reasonable out-of-pocket expenses. The agreement was effective on October 1, 2007 for a fifteen-month period and will automatically renew for consecutive one-year periods unless terminated by either party.

On May 26, 2006, we executed a consulting agreement with Stanley Teeple, Inc. (“STI”) to provide services related to accounting and SEC reporting for a one-time fee of $10,000 plus reimbursement of certain expenses. On June 15, 2006, we executed a new consulting agreement with STI to provide the aforementioned services for a compensation of $5,000 per week for six months and reimbursement of related costs. In July 2006, our Board of Directors appointed Stan Teeple to replace Alex Winfrey as our new Secretary and Treasurer and Board Director. On December 21, 2006, we entered into a third consulting agreement with STI pursuant to which we agreed to pay STI a weekly consulting fee of $5,000, and issue to STI options or cashless exercise warrants during the first quarter of 2007 to acquire a minimum of 5,000,000 shares of our common stock at terms to be determined by our Board of Directors. The agreement was effective on January 1, 2007 for a two-year period and would be automatically renewed for consecutive one-year periods unless terminated by either party. On March 8, 2007, the Company entered into a fourth consulting agreement with STI, which superceded but provided for the identical terms of cash compensation as STI’s agreement of December 21, 2006. In addition, STI is to be reimbursed for certain medical and dental insurance coverage, an auto allowance of $1,000 per month, and certain other fringe benefits. STI is also entitled to receive options or cashless warrants to acquire shares of our common stock pursuant to our 2007 Stock Option Plan. On October 29, 2007, our Board of Directors approved the issuance of stock option to STI to purchase 5,000,000 shares of our common stock at an exercise price of $0.25. During the year ended December 31, 2007, we recorded consulting expense of $265,000 for services provided by STI. Subsequently on February 28, 2008, our Board of Directors approved the issuance of stock option to STI to purchase another 5,000,000 shares of our common stock pursuant to our 2007 Stock Option Plan. The option vested immediately on the option grant date, has an exercise price of $0.25 per share and expires on October 16, 2007.

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

On July 11, 2007, we entered into a Release and Settlement Agreement with Mr. Larson, pursuant to which Mr. Larson agreed to return 5,000,000 shares of our common stock and resign as the President, CEO and Board Director of us as noticed by our Board of Directors, but no later than December 2007. Since we had not issued our first quarter of 2007 financial statements as of July 11, 2007, the date of the Release and Settlement Agreement, we only deemed 5,000,000 shares of common stock as issued to Mr. Larson. Those shares resulted from the conversion of 2,500,000 shares of our Series B Convertible Preferred Stock in April 2007. Consequently, we only deemed 2,500,000 shares of Series B Convertible Preferred Stock validly issuable to Mr. Larson as of March 31, 2007 and recorded compensation expense of $2,000,000 during the first quarter of 2007. Mr. Larson received a one-time settlement and separation fee of $100,000 to be paid by us in installments commencing July 25, 2007 through December 2007. As of December 31, 2007, $50,000 of these settlement and separation fees were recorded under accounts payable and accrued expenses - related party. As of April 1, 2008, we still owed $50,000 to Mr. Larson for the settlement and separation fee. In addition, for a period of one year, we will pay Mr. Larson a finder’s fee of 5% of the gross amount received by us in the form of a debenture, note, or similar instrument, from lenders as introduced solely by Mr. Larson. This settlement agreement terminated our employment agreement with Mr. Larson and mutually released all obligations under the employment agreement.

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

On March 23, 2007, the Company entered into an agreement with Stacey Yonkus to provide investor relations services, which include assistance in corporate planning and business strategies, as well as to introduce the Company to potential investors. The consulting agreement was effective March 23, 2007 for one year and was to be automatically renewable for another year. On April 26, 2007, the agreement was amended. The consultant will be compensated for introducing parties that invest in the company by receiving a) cash compensation of 3.5% of the gross amount raised from an introduced party with a minimum of $150,000; b) 5% of the shares of common stock granted to an introduced party by the Company, and c) warrants that will allow the consultant to acquire 400,000 shares of our common stock at $1.50 per share. The warrants are exercisable no later than three months after issuance, have an exercise period of 7 years, and have piggyback registration rights. The consultant is also entitled to compensation on any additional financing transactions arising from the introduction of the consultant for a period of five years following the original one-year terms of the consulting agreement. On September 20, 2007, this agreement was amended. The consultant will receive cash compensation of 5% of the gross offering amount, whether the amount is (but not limited to) cash, notes, debentures, lines of credit, restricted equity purchase agreement, or any other form of debt or equity. Compensation will remain at the originally stated 3.5% of the gross offering amount for parties which were introduced to the Company prior to this amendment. All previous terms of the agreement as well as the first amendment remain in effect. Ms. Yonkus became a member of our Board of Directors on October 15, 2007.

In January 2008, John Hurley resigned as our Board Director and Everett Miller and Hercules Pappas were elected to fill in the two vacancies of our Board of Directors.

On January 21, 2008, the Company borrowed $380,000 from Carr Miller Capital, LLC (“Carr Miller”), a related party, and issued a promissory note that provided for interest at 10% per annum with a maturity date of July 24, 2008. Carr Miller is controlled by Everett Miller, our Board Member. Within thirty days of funding of the loan, the lender is also to receive shares of the Company’s common stock equal to five times the numerical dollars of the principal of the loan. As a result, 1,900,000 shares of the Company’s common stock were issued to Carr Miller on February 29, 2008. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. In addition, the Company will pay to Carr Miller a one time administrative fee of $6,000.

In January 2008, the Company entered into a consulting agreement with Everett Miller, our Board Member and a related party, to provide consulting services and support for business development of energy related properties, assist in development of the Company’s strategic marketing and business plan and to handle other duties as assigned by Company management. As compensation, the Company was required to issue a non-qualified stock option to Mr. Miller under its 2007 Stock Option Plan to purchase 2,500,000 shares of the Company’s common stock with an exercise price of $0.25 per share. This option was issued by the Company on February 26, 2008. The term of this agreement was for a three month period commencing January 1, 2008.

On March 6, 2008, the Company borrowed $500,000 from Carr Miller, a related party, and issued a promissory note that provided for interest at 20% per annum with a maturity date of September 10, 2008. Within thirty days of funding of the loan, Carr Miller is also to receive shares of the Company’s common stock equal to eleven times the numerical dollars of the principal of the loan. As a result, 5,500,000 shares of the Company’s common stock were issued to Carr Miller on April 2, 2008. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount.

Fairhills Transactions

On April 7, 2006, we entered into a Strategic Partnership Agreement (the “SPA”) with Fairhills. Ed Bronson, the managing director of Fairhills, served as our Board Director from June through October 2006. Pursuant to the SPA, Fairhills would: (1) provide legal services required and necessary for us to be compliant with the SEC reporting and regulatory requirements; (2) facilitate the introduction and engagement of market makers; (3) be responsible for funding requirements in support of oil and gas well drilling; (4) provide management services of our investor relation function; (5) facilitate raising funds through a debenture instrument for us and be responsible for all capital raising requirements based upon our business plan. In consideration for the services to be rendered by Fairhills, we agreed to compensate Fairhills by paying a placement fee of 10% of the aggregate amount of capital received by us from Fairhills’ clients, and issuing 25% of our capital stock to Fairhills. The term of the SPA was for a minimum period of three years, with Fairhills being the exclusive provider for services as set forth in the SPA. During 2006, as disclosed in Note 4, we paid a placement fee of $266,210 to Fairhills in connection with the issuance of the Convertible Notes, and $440,000 in connection with the private placement offering of the partnership interests in Indigo LP as disclosed in Note 4.

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

Settlement with Previous Shareholders

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

On March 23, 2007, the payment terms of the contract with Leo Moore were amended again such that payments of $50,000 will be made each month from April through July 2007; $70,000 will be paid in August 2007, and $20,000 will be paid in September 2007. The September payment represents additional interest of $20,000 on the outstanding balance. As of December 31, 2007, the balance due to Leo Moore was $229,364 including accrued interest of $39,364. On March 20, 2008, we entered into a Modification and Settlement Agreement with Leo Moore whereby we agreed to settle our obligation due to Leo Moore by paying a total amount of $209,500 on or before June 30, 2008; $5,000 to be paid each month from April through June 2008 with the balance due by June 30, 2008.

On July 11, 2006, we entered into a Mutual Release and Settlement Agreement (“Moore Settlement Agreement”) with Jerry Moore, certain of his family members and affiliates (“Moore Family”). Moore Family had received 49,100,000 of our shares of common stock and became the majority shareholder of us on December 15, 2005 during the recapitalization of the Company in 2005. Under the Moore Settlement Agreement, Moore Family agreed to surrender to us 28,485,000 shares of our common stock, in exchange for which we agreed to pay Moore Family a total of $150,000 in installment payments, commencing September 1, 2006. According to the settlement agreement, our obligation to pay $150,000 was secured by a security interest in 3,485,000 shares of our common stock, which were to be retained by an escrow agent and could be liquidated if we failed to make the payment. In October 2006, Moore Family surrendered all 28,485,000 shares of our common stock and relinquished its rights to place 3,485,000 shares in an escrow account. As of March 31, 2007, we have paid $50,000 to Moore Family. On March 23, 2007, we entered into a Modification Agreement with Moore Family to extend the payment terms on the remaining balance as follows: $25,000 to be paid on April 12, 2007; $50,000 on May 10, 2007, and $25,000 on June 1, 2007. In addition, we are required to pay an additional $20,000 on July 1, 2007 as interest on the outstanding balance. As of December 31, 2007, we owed Moore Family $95,552 including accrued interest of $20,552. On March 20, 2008 we entered into another Modification and Settlement Agreement with the Moore Family whereby we agreed to settle our obligation due to Moore Family by paying cash amount of $100,000 on or before June 30, 2008 and issuing 5,000,000 shares of our common stock to Moore Family.

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

Drilling and Operating Agreement with Mid-East Oil Company

Mid-East Oil Company and HUB are under common control of Mark Thompson. As a result of HUB becoming a related party of Indigo, Mid-East also became a related party of Indigo commencing April 2007.

Under DOA4, Operator4 agreed to drill, complete and operate ten wells in the drilling area as defined by DOA4 for a term as long as any well covered is producing oil or gas. The turnkey price per well is (A) three wells at $290,970, (B) four wells at $332,985, and (C) three wells at $353,804. In exchange for the turnkey price, Operator4 was to provide one well complete to the pipeline. Upon completion of each well and payment in full by the Developer, Operator4 will assign to the Developer its respective interest in the wells. In November 2007, Indigo LP entered into a Settlement and Modification Agreement with Operator4 (see Advisory Agreements with HUB, a Related Party section below). As of December 31, 2007, Indigo LP has incurred drilling costs in the amount of $1,373,345 under DOA4 determined based on the well completion percentage of each well, of which $366,039 was unpaid and accrued for as of December 31, 2007.

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

For the year ended December 31, 2007, Indigo LP recorded gas revenue in the amount of $96,122 under DOA4.

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

On December 28, 2006, Indigo entered into a letter agreement amending the HUB Advisory Service Agreement, which eliminated Indigo’s obligation to issue HUB options to purchase the total of 15 million shares upon HUB’s completion and delivery of a total of 250 wells as described above. Instead, under the amendment agreement, Indigo was required to issue options to HUB to purchase 7,000,000 shares of its common stock at terms to be determined by its Board of Directors. A second amendment to HUB Advisory Service Agreement was entered into in March 2007, whereby HUB was entitled to receive 12,500,000 shares of Indigo’s Series B convertible preferred stock in place of the options to purchase 7,000,000 shares of the Company’s common stock. The 12,500,000 shares of Series B Convertible Preferred Stock are automatically convertible into the Company’s common stock as follows: 5,000,000 preferred shares are convertible into 10,000,000 shares of Indigo’s common stock immediately, and 2,500,000 preferred shares each are convertible into 5,000,000 common shares in April of 2008, 2009 and 2010, respectively. The value of each share of Series B Convertible Preferred Stock is $.80 as determined by an independent valuation consultant. The Company recognized $4,000,000 as compensation expense for the 5,000,000 shares of Series B Convertible Preferred Stock issuable to HUB during the three months ended March 31, 2007. During the second quarter of 2007, 5,000,000 shares of the Series B Convertible Preferred Stock were issued to HUB, which were immediately converted into 10,000,000 shares of Indigo’s common stock, upon which HUB became a related party of us which owns more than 5% of our outstanding common stock upon conversion of the Series B Convertible Preferred Stock.

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

According to the settlement agreement, the Advisors will give up all right, title, and interest except for certain overriding royalty interests in all the existing wells drilled under DOA1, DOA2, DOA3, and DOA4, excluding the four wells we transferred back to the Advisors. The Advisors will continue to own certain overriding royalty interest in any future wells drilled by Operator1, Operator2, Operator3, or Operator4 for us in Pennsylvania, Kentucky or West Virginia.

Additionally, the Advisors agree to make any payments necessary to obtain a full settlement from LK Drilling by January 12, 2008 and indemnify us from any liability arising from any failure to satisfy the obligations to LK Drilling or any drillers or subcontractors that the Advisors contracted with during its operation of our wells.

This settlement is due and payable upon the first occurrence of funds received by us from either Yorkville Advisors SEDA in the amount of $2,000,000 or greater or general disbursement of the same or greater amount from any other source but in no case less than ten percent (10%) of the total general disbursement funding received by the Company. Notwithstanding this occurrence, our liability under this settlement was to be paid no later than January 5, 2008.

As a result of the settlement, we recorded a settlement expense of $441,012 for the year ended December 31, 2007. As of April 1, 2008, Indigo and Indigo LP still owed a total of $336,039 to HUB and Mid-East Oil Company.

Preferred Stock

In April 2007, we have issued an aggregate of 9,500,000 shares of the Series B Convertible Preferred stock to various parties, consisting of 5,000,000 to HUB, 2,500,000 to Dave Larson, and 2,000,000 to Impact, which were valued at $0.80 per share for $7,600,000 and immediately converted into 19,000,000 shares of our common stock. As of December 31, 2007, we have no issued and outstanding shares of Series B Preferred Stock.

Common Stock

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

In December 2006, we entered into a Termination Agreement with Mr. Larson to terminate the consulting agreement since it was subsequently determined that the services as contemplated by the consulting agreement had not been performed by Mr. Larson, resulting in a material breach of the terms of the consulting agreement. As a result, in December 2006, Mr. Larson returned the 18,000,000 shares of common stock we issued to him and his affiliate. Pursuant to the Termination Agreement, Mr. Larson also returned the 5,000,000 shares of our Super Preferred Stock.

Mr. Larson resigned as our President and Board Director in July 2007.

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

In December 2006, we entered into a Termination Agreement with STI to terminate the consulting agreement since it was subsequently determined that the services as contemplated by the consulting agreement had not been performed by STI. As a result, in December 2006, STI returned the 700,000 shares to us.

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

Stock Options Granted

On October 29, 2007, the Board of Directors approved the issuance of stock options to the individuals named below in accordance with the 2007 Stock Option Plan. The options vest immediately.

	Number of
	Stock Options
Name of Optionee	Issued	Exercise Price	Expiration

Steven P. Durdin	10,000,000	$0.25 per share	October 16, 2017
Stanley L. Teeple	5,000,000	$0.25 per share	October 16, 2017
Stacey Yonkus	250,000	$0.25 per share	October 16, 2017
John Hurley	250,000	$0.25 per share	October 16, 2017
James C. Walter, Sr.	250,000	$0.25 per share	October 16, 2017

On February 26, 2008, the Board of Directors approved the issuance of non-qualified stock options to the following individuals in accordance with the 2007 Stock Option Plan. The options vested immediately.

	Number of
	Stock Options
Name of Optionee	Issued	Exercise Price	Expiration

Everett Miller (consulting service)	2,500,000	$0.25 per share	October 16, 2017
Stanley L. Teeple (Board Director)	5,000,000	$0.25 per share	October 16, 2017
Hercules Pappas (Board Director)	250,000	$0.25 per share	October 16, 2017
Everett Miller (Board Director)	250,000	$0.25 per share	October 16, 2017

On October 15, 2007, Mr. Steven P. Durdin was appointed as the Company’s Chief Executive Officer and President. Under the terms of his Employment Agreement (the “Agreement”), Mr. Durdin agreed to serve in such capacities for a period of 15 months from the time of the execution of such Agreement. As compensation for his services, Mr. Durdin will receive $9,500 per month, as well as stock options to acquire 10,000,000 shares of our common stock.

Mr. Stanley Teeple, the Company’s Chief Financial Officer and a board member, was entitled to 20,000,000 stock options under his original employment agreement but has since that time waived his right to 10,000,000 options. To date, Mr. Teeple owns options to purchase 10,000,000 shares of the Company’s common stock, 5,000,000 of which were granted in 2007, at $0.25 per share, pursuant to the Company’s Stock Option Plan. In 2008, Mr. Teeple was granted additional options to purchase 5,000,000 shares of the Company’s common stock at $0.25 per share, pursuant to the Company’s Stock Option Plan.

The various other members of the Board of Directors were also granted options to purchase 250,000 shares of the Company’s common stock at $0.25 per share, pursuant to the Company’s Stock Option Plan. In addition, Ms. Stacey Yonkus was granted 83,334 shares of the Company’s common stock as consideration for services rendered relating to the Standby Equity Distribution Agreement entered into by the Company with YA Global. Mr. Everett Miller was also granted options to purchase 2,500,000 of the Company’s common stock for his services rendered in relation to the loan agreement entered into with Carr Miller Capital.

ITEM 13. EXHIBITS

Exhibits and Index of Exhibits

Exhibit No.	Identification of Exhibit

2.1	Exchange Agreement dated December 15, 2005 (1)

2.2	Amended Exchange Agreement dated December 15, 2005 (1)

3.1	Articles of Incorporation(1)

3.2	Articles of Amendment dated November 8, 1982(1)

3.3	Certificate of Amendment to Articles of Incorporation dated May 29, 1987(1)

3.4	Articles of Amendment dated December 4, 1987(1)

3.5	Certificate of Amendment dated February 25, 1999(1)

3.6	Certificate of Amendment dated January 11, 2006(1)

3.7	By-Laws dated January 25, 2006(1)

4.1	Form of Specimen of Common Stock(1)

10.1	Promissory Note in favor of Carr Miller Capital, LLC

10.2	Consulting Agreement between Indigo-Energy, Inc. and David Rosania

10.3	Consulting Agreement between Indigo-Energy, Inc. and Everett Miller

10.4	Modification and Settlement Agreement between Indigo-Energy, Inc. and TAPO Energy, LLC

10.5	Modification and Settlement Agreement between Indigo-Energy, Inc. and various creditors

10.6	Global Settlement Agreement between Indigo-Energy, Inc. and various developers

10.7	Modification and Settlement Agreement by and among Indigo-Energy, Inc., Hub Energy, Mid-East Oil and Mark Thompson

10.8	Modification and Settlement Agreement between Indigo-Energy, Inc., and Leo Moore

10.9	Promissory Note in favor of Carr Miller Capital LLC dated January 21, 2008

10.10	Promissory note in favor of Carr Miller Capital, LLC dated March 6, 2008

10.11	Standby Equity Distribution Agreement between Indigo-Energy, Inc. and YA Global Investments, L.P. (1)

Exhibit No.	Identification of Exhibit

10.12	Placement Agency Agreement among Indigo-Energy Inc., YA Global Investments, L.P. and Newbridge Securities Corporation (1)

31.1	Sarbanes Oxley Section 302 Certification

31.2	Sarbanes Oxley Section 302 Certification

32.1	Sarbanes Oxley Section 906 Certification

32.2	Sarbanes Oxley Section 906 Certification

(1)	Incorporated by reference, and as same exhibit number, from the Company’s Current Report on Form 8-K filed February 2, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Audit Committee pre-approved all audit and non-audit services provided to us and during the periods listed below. The Audit Committee approves discrete projects on a case-by-case basis that may have a material effect on our operations and also considers whether proposed services are compatible with the independence of the public accountants.

The following table presents fees for professional services rendered by our auditors for the calendar years 2007 and 2006:

Services Performed	2007	2006
Audit Fees	$347,000	$728,000
Audit-Related Fees	$28,000	175,000
Tax Fees	$23,000	50,000
All Other Fees	-	-
Total Fees	$398,000	$953,000

(1)
Audit fees represent fees billed for professional services provided in connection with the audit of the Company’s annual financial statements, reviews of its quarterly financial statements, audit services provided in connection with statutory and regulatory filings for those years and audit services provided in connection with securities registration and/or other issues resulting from that process.

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

THE INDIGO-ENERGY, INC.

By:	/s/ Steven P. Durdin
Steven P. Durdin
President and Chief Executive Officer