Form 10-Q
period 2008-03-31
Indigo-Energy, Inc.
filed 2008-05-20
CIK 356870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: to:

Commission File Number 2-75313

INDIGO-ENERGY, INC.
(Exact name of registrant as specified in its charter)

NEVADA	84-0871427
(State of or other jurisdiction of incorporation or organization)	(IRS Employer I.D. No.)

701 N. Green Valley Pkwy., Suite 200
Henderson, Nevada 89074
(Address of Principal Executive Office)
(702) 990-3387
(Registrant’s telephone number, including area code)

____________________________N/A________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 13, 2008
Common stock, $.001 par value	312,108,903

i

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Index to Financial Statements

Condensed Consolidated Balance Sheets	F–1

Condensed Consolidated Statements of Operations (Unaudited)	F–2

Condensed Consolidated Statements of Cash Flows (Unaudited)	F–3

Notes to Unaudited Condensed Consolidated Financial Statements	F–4

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Condensed Consolidated Balance Sheets
ASSETS
	March 31,	December 31,
	2008	2007
	(Unaudited)
Current assets
Cash and cash equivalents	$82,474	$7,995
Accounts receivable	56,365	4,360
Accounts receivable - related party	87,583	80,564
Prepaid expenses	107,360	164,227
Deposits	100,000	100,000
Due from related party	4,000	4,000

Total current assets	437,782	361,146

Oil and gas properties, net	829,880	851,900

Other Assets
Deferred loan costs, net of accumulated amortization of $249,246 and $243,711 at March 31, 2008 and December 31, 2007, respectively	22,963	22,499

	$1,290,625	$1,235,545
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$3,361,115	$3,202,360
Accounts payable and accrued expenses - related party	502,697	515,955
Notes payable, net of discount	1,255,216	1,508,285
Note payable, net of discount - related party	623,421	-
Convertible notes, net of discount	697,591	705,122
Convertible notes, net of discount - related party	285,425	-
Due to related parties	254,500	265,000
Obligation to former minority interest owners	60,404	-
Obligation to former minority interest owners - related party	52,691	-

Total current liabilities	7,093,060	6,196,722

Long term liabilities
Convertible notes, net	201,243	167,910
Obligation to partners of former minority interest owners	569,165	-
Obligation to partners of former minority interest owners - related party	496,496	-

Total long term liabilities	1,266,904	167,910

Total liabilities	8,359,964	6,364,632

Commitments and contingencies

Minority interest	-	1,331,299

Stockholders’ deficit
Common stock; $.001 par value; 600,000,000 shares authorized; 187,946,029 and 174,509,252 shares issud and outstanding at March 31, 2008 and December 31, 2007, respectively; 10,631,623 and 1,567,667 shares issuable at March 31, 2008 and December 31, 2007, respectively	198,578	176,077
Additional paid-in capital	56,936,290	53,467,408
Deficit accumulated since inception of the exploration stage in December 2005	(64,204,207)	(60,103,871)

Total stockholders’ deficit	(7,069,339)	(6,460,386)

	$1,290,625	$1,235,545

See notes to these condensed consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Since Inception of Exploration Stage in December 2005 to March 31,
	2008	2007	2008

Revenues	$174,756	$41,503	$432,879
Revenues - related party	17,946	-	114,068

Net revenues	192,702	41,503	546,947

Operating expenses
Impairment of oil and gas properties	-	-	8,901,865
Operating expenses	50,769	43,430	380,152
Operating expenses - related party	2,816	-	17,482
Depletion	22,020	-	196,944
General and administrative - related party	1,019,005	7,702,250	19,173,500
General and administrative	808,639	5,697,558	22,693,543

Total operating expenses	1,903,249	13,443,238	51,363,486

Loss from operations	(1,710,547)	(13,401,735)	(50,816,539)

Other expenses
Interest expense, net	1,439,942	4,909,834	11,238,470
Interest expense, net - related party	195,390	-	195,390
Settlement expense	379,382	-	379,382
Settlement expense - related party	330,939	-	1,687,951

Total other expense	2,345,653	4,909,834	13,501,193

Net loss before minority interest and pre-acquisition income	(4,056,200)	(18,311,569)	(64,317,732)

Minority interest and pre-acquisition income
Minority interest	-	6,750	2,616,269
Pre-acquisition income	(44,135)	-	(44,135)
Total minority interest and pre-acquisition income	(44,135)	6,750	2,572,134

Net loss	(4,100,335)	(18,304,819)	(61,745,598)

Preferred dividend on Series A convertible super preferred stock	-	(221,772)	(887,360)

Net loss attributable to common shareholders	$(4,100,335)	$(18,526,591)	$(62,632,958)

Basic and diluted loss per common share	$(0.02)	$(0.15)	$(0.43)

Basic and diluted weighted average common shares outstanding	177,086,433	126,222,324	144,576,157

See notes to these condensed consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,		Since Inception of Exploration Stage in December 2005 to March 31,
	2008	2007	2008
Cash flows from operating activities
Net loss	$(4,100,335)	$(18,304,819)	$(61,745,598)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation for consulting services	47,845	5,300,400	16,979,308
Share-based compensation for consulting services - related party	-	7,600,000	14,662,072
Stock options granted	119,290	-	119,290
Stock options granted - related party	954,410	-	2,828,110
Interest expense on forbearance agreements	300,000	4,555,258	4,855,257
Interest expense on forbearance agreements - related party	40,777	-	249,732
Amortization of deferred loan costs	5,535	3,333	249,246
Amortization of discount on notes	290,544	-	290,544
Amortization of discount on notes - related party	31,428	-	31,428
Amortization of discount on convertible notes	475,541	248,053	4,646,010
Amortization of discount on convertible notes - related party	108,586	-	108,586
Depletion expense	22,020	-	196,944
Share-based settlement expense	-	-	-
Share-based settlement expense - related party	-	-	900,000
Settlement expense	379,382	-	836,394
Settlement expense - related party	330,939	-	330,939
Impairment of unproved properties	-	-	8,739,585
Minority interest	-	(6,750)	(2,616,269)
Pre-acquisition income	44,135	-	44,135
Changes in assets and liabilities
Advances to related party	-	-	(4,000)
Accounts receivable	(52,005)	(41,503)	(56,365)
Accounts receivable - related party	(7,019)	-	(87,583)
Prepaid expenses	56,867	9,991	(107,360)
Prepaid expenses - related party	-	30,000	-
Accounts payable and accrued expenses	161,297	76,665	1,329,037
Accounts payable and accrued expenses - related party	(13,258)	2,349	341,645
Liabilities to be settled in common stock	-	-	1,518,730
Liabilities to be settled in common stock - related party	-	-	750,000
Due to related parties	-	5,915	17,526

Net cash used in operating activities	(804,021)	(521,108)	(4,592,657)

Cash flows from investing activities
Tangible and intangible drilling costs for oil and gas properties	-	(35,893)	(5,795,981)
Tangible and intangible drilling costs for oil and gas properties - related party	-	-	(41,600)

Net cash used in investing activities	-	(35,893)	(5,837,581)

Cash flows from financing activities
Proceeds from issuance of debt	435,000	580,000	6,162,100
Proceeds from issuance of debt - related party	500,000	-	500,000
Repayment of debt	(40,000)	-	(90,000)
Repayment of debt - related party	(10,500)	-	(105,500)
Loan costs	(6,000)	-	(272,210)
Proceeds from issuance of common stock	-	-	1,336,225
Repurchase of common stock - related party	-	-	(20,000)
Payment to acquire treasury stock - related party	-	-	(790,000)
Capital contributions from minority interest holders	-	-	4,400,000
Syndication costs paid by limited partnership	-	-	(518,241)
Distributions to partners	-	(89,662)	(89,662)

Net cash provided by financing activities	878,500	490,338	10,512,712

Net increase (decrease) in cash and cash equivalents	74,479	(66,663)	82,474

Cash and cash equivalents, beginning of period	7,995	66,663	-

Cash and cash equivalents, end of period	$82,474	$-	$82,474

See notes to these condensed consolidated financial statements.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by Indigo-Energy, Inc. (the "Company", “Indigo”, or “we”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature except the recording of our settlement with the former limited partners of Indigo-Energy Partners, LP (see Indigo-Energy Partners, LP section in Note 4), the recording of $125,000 cash payment and issuance of 2,500,000 shares to certain landowners and leaseholders on Epicenter leases (see Indigo Oil and Gas Interests and Operations section in Note 4), and the recording of the beneficial conversion features on certain convertible notes (see Convertible Notes section in Note 5). Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 2007 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2008.

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

Revenue Recognition

Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if the collection of the revenue is probable. When the Company has an interest in a property with operators, it uses the sales method of accounting for its oil and gas to its customers, which can be different from its net working interest in field production. For the three months ended March 31, 2008 and 2007, the Company has recorded revenue from oil and gas sales in the amount of $192,702 and 41,503, respectively, of which $56,365 and $41,503 was included in accounts receivable and $87,583 and $0 in accounts receivable-related party at March 31, 2008 and 2007, respectively.

Loss Per Share

Loss per common share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued and if the additional common shares were dilutive. Shares associated with convertible debt, stock options and stock warrants are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share).

At March 31, 2008 and 2007, the Company had potentially dilutive shares of 65,443,582 and 40,038,486, respectively.

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

The Company plans to raise funds from private offerings of equity and debt securities in order to fund its operations through March 31, 2009. The Company will need to raise additional funds in the event it locates additional prospects for acquisition, experiences cost overruns at its current prospects, or fails to generate projected revenues.

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

NOTE 4 - OIL AND GAS PROPERTIES

Indigo Oil and Gas Interests and Operations

As of December 31, 2007, due to lack of significant production the Company had fully impaired the costs of two of its three initial wells. As of March 31, 2008, the Company had $305,654 of net oil and gas property costs related to its three initial wells. During the three-month periods ended March 31, 2008, the Company recorded revenue of $36,330 and depletion expense of $11,046 on its three initial wells.

On December 20, 2007, the Company entered into an agreement with Epicenter Oil and Gas, LLC (“Epicenter”) whereby Epicenter agrees to hold the sum of $100,000 paid by the Company as a deposit against future development costs of oil and gad leases and purchases of oil field equipment.

In the first quarter 2008, Indigo was compelled to preserve the lease rights to certain properties included in its planned drilling program with Epicenter for 2008.  Given that a number of these leases were held by various interests, and that these development interests were commingled with the interests of Epicenter, the Company provided $125,000 in a cash payment and 2,500,000 shares of its common stock as essentially a forbearance for the landholders and leaseholders to continue their patience giving the Company additional time to complete the payment and obtain the leases. The 2,500,000 shares were valued at $0.12 per share based on the stock trading price of the Company on March 7, 2008, the date of the Company’s letter agreement with Epicenter for a total of $300,000. The $125,000 cash payment and $300,000 of value of these shares were recorded as interest expense.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Indigo-Energy Partners, LP (“Indigo LP”)

Prior to March 31, 2008, the Company owned a 50% ownership interest in Indigo LP, which was consolidated with the Company in accordance with the guidance of EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.

On March 31, 2008, the Company entered into a Global Settlement Agreement with all the other partners of Indigo LP pursuant to which the Company acquired the remaining 50% partnership interests from the other partners in exchange for 1) an aggregate monthly cash payment of $50,000 for a period of 36 months for a total amount of $1,800,000, which will be allocated proportionately to each of the other partners based on their respective ownership interest in Indigo LP, commencing upon the Company’s receiving of funding of $10,000,000 or more (Indigo LP Settlement Obligation) , and 2) the Company’s issuance of three warrants to each of the other partners for each dollar they originally invested, which resulted in the issuance of warrants to purchase a total of 13,200,000 shares of the Company’s common stock to all of the other partners at an exercise price of $0.25 per share (“Indigo LP Settlement Warrants”). These warrants vest on October 1, 2008 and expire in 7 years from date of grant.

Also as part of the Global Settlement Agreement, the Company was released of all its obligations under the partnership agreement. However, under the Global Settlement Agreement, if the Company has not commenced the monthly payment of $50,000 by January 1, 2009, then the other partners may seek judicial enforcement of the Company’s obligation to pay the settlement amounts and the Company will no longer be released of any obligations under the partnership agreement.

The Company calculated the present value of the $1,800,000 aggregate cash settlement amount to be $1,178,756 as of March 31, 2008, of which $549,182 was ascribed to related parties due to Steve Durdin, the Company’s President, James Walter Sr., a member of the Company’s Board of Directors, and their affiliates collectively owning 46.59% of the interest not owned by the Company in Indigo LP before the Global Settlement Agreement. The present value of the cash settlement amount was based on a 20% discount rate which is commensurate with the interest rate incurred on the Company’s borrowings in close proximity to the Global Settlement Agreement. The Company has ascribed a value of $907,000 to the Indigo LP Settlement Warrants, using the Black-Scholes model, assuming a volatility of 185.36%, a risk-free rate of 2.595% and an expected dividend yield of zero.

The value of the other partners’ minority interest as of March 31, 2008 was less than the consideration provided to them under the Global Settlement Agreement, and accordingly, the Company recorded a settlement expense of $710,321 for the three months ended March 31, 2008, of which $330,939 was ascribed to related parties.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following pro forma presentation assumes the Company’s acquisition of the remaining 50% partnership interest in Indigo LP took place on January 1, 2008 and 2007 and shows the pro forma effect on loss from operations.

	Three Months Ending		Three Months Ending
	March 31, 2008 (unaudited)		March 31, 2007 (unaudited)
	Historical	Pro Forma	Historical	Pro Forma

Revenue	$192,702	$192,702	$41,503	$41,503
Operating expenses	1,903,249	1,903,249	13,443,238	13,443,238
Loss from operations	(1,710,547)	(1,710,547)	(13,401,735)	(13,401,735)
Other expenses	2,345,653	2,405,553	4,909,834	4,969,734
Net loss before minority interest and pre-acquisition income	(4,056,200)	(4,116,100)	(18,311,569)	(18,371,469)
Pre-acquisition income	(44,135)	-	-	-
Minority interest	-	-	6,750	-
Net loss to common stockholders	(4,100,335)	(4,116,100)	(18,304,819)	(18,371,469)
Net loss per common share - basic and diluted	(0.02)	(0.02)	(0.15)	(0.15)
Weighted average number of common shares outstanding - basic and diluted	177,086,433	177,086,433	126,222,324	126,222,324

The above prop forma presentation includes the following adjustments:

•	Interest expense of $59,900 incurred on the installment obligation for the three months ended March 31, 2008 and 2007.

•	Elimination of pre-acquisition income of $44,135 and minority interest of $6,750 for the three months ended March 31, 2008 and 2007, respectively.

Oil and Gas Interests and Operations of Indigo LP

On April 2, 2008, the Company entered into a Modification and Settlement Agreement with TAPO Energy, Corp. (“Operator1”) to settle its obligation in the amount of $671,598 to Operator1 under the terms of the July 2006 Drilling and Operating Agreement between Indigo LP and Operator1 (“DOA”). Under the terms of the settlement agreement, the Company assigned all of its rights to receive revenue from the five DOA wells for a period equal to the later of 48 months (commencing January 2008) or until the obligation to Operator1 has been satisfied (“the Assignment Period”). Upon expiration of the Assignment Period, all rights assigned to Operator1 will automatically revert back to the Company and a new carried interest in the five DOA wells will be assigned to the Company. In addition to the aforementioned assignment, the Company assigned an 84.375% working interest to Operator1 in three drill sites to be determined located on the Company’s land. The Company retains the remaining 15.625% royalty and overriding royalty interests in the three drill sites. Operator1 will be operating the wells situated in the three drill sites. Under the settlement agreement, the Company also agreed to enter into a transportation agreement with Operator1 whereby Operator1 will transport all gas produced and recovered from the five wells under DOA as well as the wells to be drilled using the Company’s existing pipelines. The Company is to be compensated at a rate equal to the greater of 5% of the gas price paid or $.50 per MCF.

As a result of the settlement agreement, the Company’s obligation due to Operator1 as of March 31, 2008 was reduced by $36,348 to $635,250, due to the application of the Company’s revenue from the five DOA wells during the first quarter of 2008 against the Company’s settlement obligation due to Operator1.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summary

Oil and gas properties consisted of the following:

	March 31,	December 31,
	2008	2007

Acquisition, exploration and development costs	$9,766,409	$9,766,409
Impairment charge	(8,739,585)	(8,739,585)
Depletion	(196,944)	(174,924)
Total	$829,880	$851,900

NOTE 5 - NOTES PAYABLE

Convertible Notes - Series 2

In February 2008, we issued 30,000 shares of common stock to one of the lenders as consideration for an extension on the maturity date of a $10,000 note to February 29, 2008. The common stock was valued at $5,400 and recorded as interest expense.

As of March 31, 2008, the Company has failed to pay the obligations amounting to $410,000 on the series of convertible notes, and as such, was in default on those obligations. As of May 15, 2008, these obligations remained in default. Management is in discussions with certain noteholders regarding the forbearance of their respective obligations, and anticipates using the proceeds from equity contributions to repay those note obligations.

Convertible Notes - Series 3

At March 31, 2008, the Company owed $570,000 to various lenders on series of borrowings during October through December 2007, of which $90,000 was due to related parties ($65,000 was due to James Walter Sr., who became one of our Board Members in October 2007 and $25,000 was due to Tammy Walter, a family member of James Walter Sr.). The promissory notes provided for interest at 20% per annum with maturity dates ranging from February through May 2008. The Company did not pay certain of these notes at their original maturity dates, and, as a result, incurred late charges in the amount of $27,000 and agreed to issue 2,456,623 shares of common stock to lenders amounting to a value of $238,000 pursuant to the late payment penalty provisions of the notes. On March 18, 2008, one of the convertible notes was amended to extend the maturity date from March 5 to June 5, 2008, in consideration for which the Company agreed to issue to the noteholder 75,000 shares of its common stock, valued at $4,500 based on the closing trading price of the Company’s common stock as of the date of the extension, and pay interest at 20% per annum during the extended note period.

The total of the Company’s common stock provided to the lenders in connection with the late payment penalties and the extension amounted to 2,531,623 shares, all of which were issuable as of March 31, 2008. The value of the issuable shares were determined based on the closing trading prices of the Company’s common stock as of the maturity or extension dates of the notes, and resulted in additional discounts on the note obligations in the amount of $242,500. The amortization of the discounts was recorded as interest expense under EITF 00-27. Accrued interest and late charge fee on these notes at March 31, 2008 amounted to $70,756, of which $15,630 was due to related parties.

As of March 31, 2008, the Company was in default on obligations on these convertible notes amounting to $245,000. As of May 15, 2008, these obligations remained in default. Management is in discussions with certain noteholders regarding the forbearance of their respective obligations, and anticipates using the proceeds from equity contributions to repay these note obligations.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Convertible Notes

On July 9, 2007, we borrowed $100,000 from an individual lender and issued a promissory note that provided for interest at a rate of 20% per annum with a maturity date of January 9, 2008. As of May 15, 2008, the Company was in default on this note.

On July 2, 2007, we borrowed $25,000 from an individual lender and issued a promissory note that provided for interest at a rate of 20% per annum with a maturity date of February 27, 2008. The note and accrued interest thereon will be converted into shares of our common stock at a conversion price equal to 70% of the average ten-day closing price of the stock immediately prior to the maturity date of the note. On February 27, 2008, the lender converted the principal and accrued interest on this loan of $27,542 into 285,110 shares of our common stock.

In February 2008, the Company borrowed $55,000 from two individual lenders and issued promissory notes that provided for interest at a rate of 20% per annum with maturity dates in August 2008. The lenders have the option to either receive all principal and interest due on the loan within ten days of the maturity date or to convert the principal and interest due on the notes into shares of our common stock at a conversion price equal to 80% of the average ten-day closing price of the stock immediately preceding the due date. The lenders were also issued 550,000 shares of our common stock on February 29, 2008, which was equal to ten times the numerical dollars of the principal of the loan pursuant to the terms of the note. In the event the notes are unpaid within ten days of their maturity date, the Company will incur a late charge equal to 10% of the note amount and be required to issue common stock equal in value to the principal amount borrowed every 30 days from the default date until the notes are paid.

We deemed these promissory notes as convertible notes because of the lender’s option to either receive cash payments or shares of common stock on the loan maturity dates as described above. We valued the 550,000 shares at $74,000 based on our stock trading price on the dates of the respective promissory notes. Under EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” and APB No. 14 “Accounting for Convertible Debt and Debt Issued With Stock Purchase Warrants,” we have allocated the proceeds from issuance of the convertible note and common stock based on the proportional fair value basis for each item. Consequently, the convertible notes were recorded with a discount of $31,525 based on the ascribed value of the 550,000 shares of our common stock.

A beneficial conversion discount was also recorded on the convertible notes since the convertible notes were convertible into shares of common stock at an effective conversion price lower than the prevailing common stock share price on the note issuance dates. The beneficial conversion amount was limited to the portion of the cash proceeds allocated to the convertible notes. As a result, the convertible notes were recorded with an additional discount in the amount of $23,475.

The combined value of the note discount and discount related to the beneficial conversion feature on the convertible note is being amortized over the term of the respective convertible note using the effective interest yield method. The amortization of the discounts was recorded as interest expense under EITF 00-27. For the three months ending March 31, 2008, we recorded interest expense of $11,435 related to amortization of the discounts. We also recorded additional interest expense of $1,266 on the note for the three months ended March 31, 2008.

Promissory Notes

Note Payable 1

On November 27, 2006, the Company borrowed $450,000 from a private lender and issued a promissory note to the lender. The note, as amended, had a maturity date of March 30, 2008. Within ten days of the maturity date, the Company was to pay the lender $550,000 less any earlier payments of principal, as satisfaction in full of this obligation. The Company did not pay the note at the maturity date of March 30, 2008. However, the lender has agreed to extend the note as long as the Company makes the monthly payment of $12,500 as required under the amended note.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Series of Notes Payable

In January and February, 2007, we borrowed a total of $580,000 from four individual lenders and issued four promissory notes with maturity dates in January and February 2008.

On July 27, 2007, one of the four promissory notes in the amount of $80,000 together with a convertible note the Company issued to the same lender in April 2007 in the amount of $100,000 were settled with the lender and the Company issued a new promissory note to this lender as part of the settlement agreement in the amount of $150,000. The new promissory note had a maturity date of September 15, 2007, and as of March 31, 2008, had an outstanding balance of $100,000. On April 25, 2008, the new promissory note was extended to July 15, 2008, in consideration for which the Company agreed to issue 1,000,000 shares of common stock to the noteholder and extended the interest rate on the note to 20% per annum.

On March 15, 2008, the Company entered into a Modification and Settlement Agreement with each of the remaining three noteholders whereby the Company was released from all its obligations under the original promissory notes in the total amount of $500,000. Under the settlement agreements, the Company is required to pay the principal amount of the original notes plus a 10% penalty fee on or before May 1, 2008 (“Due Date”), and to issue to the noteholders an aggregate of 2,500,000 shares of its common stock.

In the event the note principal plus the 10% penalty fee are not paid by the Due Date, then the Company is required to issue to the noteholders one share of its common stock for every dollar of the principal and penalty then outstanding for every month past the Due Date on which the note principal and penalty charge remain unpaid. If the note principal and the penalty are not paid by November 1, 2008, then the Company will no longer be released from any obligations under the original notes and these settlement agreements will be deemed void. However, the noteholders will nevertheless retain the shares of the Company’s common stock issued pursuant to the settlement agreements.

The Company valued the common stock issued to the lenders at $175,000, using its stock trading price of $0.07 per share at the date of the note settlement agreements. Consequently, the Company recorded additional discounts of $175,000 on the three notes based on the ascribed value of the 2,500,000 shares of common stock, which are being amortized over the extended loan period through May 1, 2008. The 2,500,000 shares were issuable as of March 31, 2008 and issued on April 23, 2008. During the three months ended March 31, 2008, the Company recorded amortization of $61,979 on the additional discounts, which were recorded as interest expense. The Company also accrued for the 10% penalty fee of $50,000 at March 31, 2008 as required under the settlement agreement. As of May 15, 2008, the notes remained unpaid and the Company was in default on the obligation.

Other Promissory Notes

In June 2007, we borrowed a total of $75,000 from two individual lenders and issued two promissory notes. The promissory notes provided for interest at a rate of 20% per annum with maturity dates on December 21, 2007. On December 21, 2007, the Company did not repay these loans and as such, was in default. On February 11, 2008, one of the two lenders agreed to extend the due date of the loan to March 15, 2008 in exchange for the Company’s issuance of 50,000 shares of common stock, which were valued using our stock trading price of $0.16 per share at the date of the extension for $8,000 and recorded as interest expense for the three months ended March 31, 2008. The Company repaid the loan plus accrued interest of $6,165 on March 28, 2008. On March 18, 2008, the other lender agreed to extend the due date of the loan to May 27, 2008 in exchange for the Company’s issuance of 250,000 shares of common stock, which were valued using the Company’s stock trading price of $0.06 per share at the date of the extension for $15,000 and recorded as additional discount on the note, which is being amortized over the extended loan period. At March 31, 2008, amortization of the additional discount was $2,769, which was recorded as interest expense.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In July 2007, we borrowed a total of $430,000 from various individual lenders and issued promissory notes. In October 2007, two of these notes were amended to extend the maturity dates from September and October 2007 to December 2007 and January 2008, respectively, with the interest rate on one of the notes being increased from 10% to 20% per annum. In February 2008, seven notes were amended to extend the maturity dates to dates ranging from February 2008 to June 2008 in exchange for which we agreed to issue a total of 650,000 shares of our common stock to these six lenders. In March 2008, two notes were amended for a second time to extend the maturity dates to June 2008, in exchange for which we agreed to 1) issue a total of 600,000 shares of our common stock to the lenders; 2) pay $20,000 of accrued interest to one of the lenders; and 3) extend interest rate to 20% per annum on one of the extended notes. As of March 31, 2008, 1,150,000 shares of our common stock were issued under the terms of these agreements, and 100,000 shares were issuable. The Company valued the 1,250,000 shares of common stock at an aggregate amount of $139,500, using its stock trading price at the date of the respective extension agreements. Consequently, additional discounts of $139,500 were recorded and amortized over the extension periods on the respective notes. In March 2008, the Company repaid one of the notes in the amount of $15,000. As of March 31, 2008, the outstanding balances aggregating $415,000 remained unpaid. In April 2008, one of the notes was extended for a second time in exchange for which we agreed to issue 75,000 shares of common stock and pay $15,000 of accrued interest to the lender. Also in April 2008, another note was extended for a second time in exchange for which we agreed to issue 100,000 shares of common stock to the lender and extend interest rate to 20% per annum on the note. In May 2008, one note was extended the third time to June 2008 in exchange for which we agreed to issue 100,000 shares of common stock to the lender. As of May 15, 2008, the Company was in default on $175,000 of these balances.

On January 21, 2008, the Company borrowed $380,000 from Carr Miller Capital, LLC (“Carr Miller”), and issued a promissory note that provided for interest at 10% per annum with a maturity date of July 24, 2008. Within thirty days of funding of the loan, the lender was also to receive shares of the Company’s common stock equal to five times the numerical dollars of the principal of the loan. As a result, 1,900,000 shares of the Company’s common stock were issued to Carr Miller on February 29, 2008. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. In addition, the Company will pay to Carr Miller a one time administrative fee of $6,000, which has been recorded as a deferred loan fee and is being amortized over the term of the loan.

We valued the 1,900,000 shares at $342,000 based on our stock trading price of $0.18 on the date of promissory note. The Company allocated the proceeds from issuance of the note and common stock based on the proportionate fair value for each item. Consequently, the promissory note was recorded with a discount of $180,120, based on the ascribed value of the 1,900,000 shares of common stock. Amortization of the discounts on this note for the three months ended March 31, 2008 amounted to $66,113, which was recorded as interest expense. Additional interest expense on this note was recorded for the three months ended March 31, 2008 in the amount of $6,975.

Note Payable - Related Party

On March 6, 2008, the Company borrowed $500,000 from Carr Miller and issued a promissory note that provided for interest at 20% per annum with a maturity date of September 10, 2008. Carr Miller became a related party of the Company at the end of January 2008 upon the appointment of Everest Miller, who controls Carr Miller, as the Company’s Board Director. Within thirty days of funding of the loan, Carr Miller is also to receive shares of the Company’s common stock equal to eleven times the numerical dollars of the principal of the loan. As a result, 5,500,000 shares of the Company’s common stock were issued to Carr Miller on April 2, 2008. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. The Company valued the 5,500,000 shares at $605,000 based on its stock trading price of $0.11 on the date of promissory note. The Company allocated the proceeds from issuance of the note and common stock based on the proportionate fair value for each item. Consequently, a discount of $274,000, based on the ascribed value of the 5,500,000 shares of common stock issued to the lender was recorded. Amortization of the discounts on this note for the three months ended March 31, 2008 amounted to $31,428, which was recorded as interest expense. Additional interest expense on this note was recorded for the three months ended March 31, 2008 in the amount of $6,027.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summary

The following summarizes the Company’s notes and loan payable as of March 31, 2008:

Instrument	Maturity Dates as of May 15, 2008	Principal Amount Owed	Debt Discount	Amount Reflected on Balance Sheet

Convertible Notes Series 1	September-October 2009	$400,000	$(198,757)	$201,243
Convertible Notes Series 2	October-November 2007	410,000	-	410,000
Convertible Notes Series 3	February-May 2008	180,000	(3,844)	176,156
Convertible Notes Series 3 -
related party	February 2008	390,000	(104,575)	285,425
Other Convertible Notes	January-February 2008	155,000	(43,565)	111,435
Notes Payable 1	March 2008	450,000	-	450,000
Series of Notes Payable	September 2007 and May 2008	500,000	(113,020)	386,980
Other Promissory Notes	January-July 2008	465,000	(46,764)	418,236
Notes Payable - related	September 2007, July and
party	September 2008	980,000	(356,579)	623,421

Total		$3,930,000	$(867,104)	$3,062,896

Less long-term portion				201,243
Current portion				$2,861,653

The current portion is reflected in the balance sheet as follows:

	March 31, 2008	December 31, 2007
Notes payable, net	$1,255,216	$1,508,285
Note payable, net - related party	623,421	-
Convertible notes, net	697,591	705,122
Convertible notes, net - related party	285,425	-
	$2,861,653	$2,213,407

Interest expense related to the amortization of discounts on notes payable for the three months ended March 31, 2008 was $906,099, of which $140,014 was from related parties. Additional interest on notes payable pursuant to the rates charged on the notes for the three months ended March 31, 2008 was $218,735 of which $19,515 was from related parties. Accrued interest at March 31, 2008 was $458,181 of which $21,658 was due to related parties.

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

On January 27, 2006, the payment terms of the contracts were amended and extended to both ratify and confirm the remaining balance due under the terms of the original agreement. The obligation due to James Love was paid off in September 2006.

On March 23, 2007, the payment terms of the contract with Leo Moore were amended again with additional interest of $20,000 on the outstanding balance. As of December 31, 2007, the balance due to Leo Moore was $229,364 including late payment charges of $35,122. On March 20, 2008, we entered into a Modification and Settlement Agreement with Leo Moore whereby we agreed to settle our obligation due to Leo Moore by paying a total amount of $209,500 on or before June 30, 2008; $5,000 to be paid each month from April through June 2008 with the balance due by June 30, 2008. As of March 31, 2008, the balance due to Leo Moore was $209,500 including accrued interest of $35,000. The Company made the April 2008 payment of $5,000 to Mr. Moore as scheduled.

On July 11, 2006, we entered into a Mutual Release and Settlement Agreement (“Moore Settlement Agreement”) with Jerry Moore, certain of his family members and affiliates (“Moore Family”). Moore Family had received 49,100,000 of our shares of common stock and became the majority shareholder of us on December 15, 2005 during the recapitalization of the Company in 2005. Under the Moore Settlement Agreement, Moore Family agreed to surrender to us 28,485,000 shares of our common stock, in exchange for which we agreed to pay Moore Family a total of $150,000 in installment payments. As of March 31, 2007, we have paid $50,000 to Moore Family. On March 23, 2007, we entered into a Modification Agreement with Moore Family to extend the payment terms on the remaining balance. On March 20, 2008 we entered into another Modification and Settlement Agreement with the Moore Family whereby we agreed to settle our obligation due to Moore Family by paying cash amount of $100,000 on or before June 30, 2008 and issuing 5,000,000 shares of our common stock to Moore Family. The Company valued the common stock at $350,000 based on the closing price of the stock as of the date of the agreement, and is amortizing the cost to interest expense over the term of the March 20, 2008 settlement agreement. As of March 31, 2008, the balance due to Moore Family was $100,000 including accrued interest of $20,000.

NOTE 7 - STOCKHOLDERS’ EQUITY - NOT DISCLOSED ELSEWHERE

Common Stock

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

Also on each advance date, the Company shall pay to YA, an amount equal to 5% of the amount of each advance. Upon execution of this agreement in December 2007, the Company issued 3,333,333 shares of common stock in payment of a fee of $240,000.

Also in connection with the SEDA, the Company entered into a Placement Agent Agreement with Newbridge Securities Corporation (“Newbridge”) pursuant to which the Company engaged Newbridge to act as its exclusive placement agent in connection with the SEDA. Upon execution of this agreement, the Company issued 138,889 shares of common stock in payment of a placement fee of $10,000 in December 2007.

The 3,333,333 and 138,888 shares of common stock we issued to YA and Newbridge, respectively, have piggy-back registration rights and have been included in shares we offered to sell in our Form S-1A registration statement filed with the SEC on May 5, 2008.

As of May 13, 2008 no shares had been sold to YA under the SEDA.

Stock Options

On February 26, 2008, the Company’s Board of Directors approved the issuance of non-qualified stock options to the following individuals in accordance with the 2007 Stock Option Plan. The options vested immediately.

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

The estimated fair value of the aforementioned options was calculated using the Black-Scholes model. Consequently, the Company recorded a share-based compensation expense of $1,073,700 for the quarter ended March 31, 2008. The following table summarizes the weighted average of the assumptions used in the method.
	Quarter Ending March 31, 2008	Quarter Ending March 31, 2007
Expected volatility	181%	n/a
Dividend yield	n/a	n/a
Expected terms (in years)	10	n/a
Risk-free rate	4.35%	n/a

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - COMMITMENTS AND CONTINGENCIES - NOT DISCLOSED ELSEWHERE

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

Title to Properties

The Company's practice has been to acquire ownership or leasehold rights to oil and natural gas properties from third parties. Most of the Company's current drilling operations are conducted on properties acquired from third parties. Our existing rights are dependent on those previous third parties having obtained valid title to the properties. Prior to the commencement of gas drilling operations on those properties, the third parties customarily conduct a title examination. The Company generally does not conduct examinations of title prior to obtaining its interests in its operations, but rely on representations from the third parties that they have good, valid and enforceable title to the oil and gas properties. Based upon the foregoing, we believe that we have satisfactory title to our producing properties in accordance with customary practices in the gas industry. The Company has recently become aware of potential historical discrepancies in the chain of title and other possible title imperfections pertaining to certain of its properties. The Company is not aware of the assertion or threatened assertion of any adverse claims against title to such properties. The Company intends to work with the third party predecessors in interest to resolve these discrepancies and imperfections in accordance with accepted industry practices.

Potential Loss of Oil and Gas Interests/ Cash Calls

The Company has entered into turnkey contracts with various operators for the drilling of oil and gas properties, and still owes the operators payments on drilling wells. In addition, it might be subject to future cash calls due to (1) the drilling of any new well or wells on drilling sites not covered by the original turnkey contracts; (2) rework or recompletion of a well; (3) deepening or plugging back of dry holes, etc. If the Company does not pay delinquent amounts due or its share of future Authorization For Expenditures (“AFE”) invoices, it may have to forfeit all of its rights in certain of its interests in the applicable prospects and any related profits. If one or more of the other members of the prospects fail to pay their share of the prospect costs, the Company may need to pay additional funds to protect its investments.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS\

Other

In December 2006, the Company was cited for certain violations by the West Virginia Department of Environmental Protection (“DEP”) pertaining to the drilling area around their wells. The violations generally consist of: the Company’s failure to seed and mulch the ground in the well area; the failure to properly mark the wells with signage; and leaving certain piping on the ground. In February 2007, the Company engaged a contractor to cure these violations and obtain abatements from the DEP. The estimated remediation costs were $50,000, of which the Company paid $25,000 in February 2007. As of November 15, 2007, the contractor has not completely finished the remediation work and since that time, the Company has renegotiated the remediation contract by agreeing to pay $16,000 for all remaining work. At the time when all remediation work is done, it is expected that the DEP will abate all violations. The DEP has allowed the Company to continue its drilling and production during this curative process. The estimated remediation costs were included in accounts payable and accrued expenses at March 31, 2008.

On February 26, 2007, we entered into a settlement agreement with Morgantown Excavators, Inc. (“MEI”) for the outstanding balance of $50,010 we owed to MEI for the environmental remediation services provided by MEI during the first and second quarter of 2006. In March and May 2007, we paid a total of $10,000 to MEI. As of March 31, 2008, we still owed MEI $37,010 which is included in accounts payable and accrued expenses in the accompanying balance sheet, and remained unpaid as of May 13, 2008.

On March 7, 2007, the Company entered into a consulting agreement with Big Apple Consulting USA, Inc. (“Big Apple”), whereby Big Apple was to market and promote the Company to its network of brokerage firms and market makers. Big Apple was responsible for locating and introducing potential investors to the Company through telemarketing and other networking activities, as well as representing the Company in responding to investor inquiries. The Company was to compensate Big Apple in the form of either the Company’s shares of free trading common stock or cash, at the Company’s option. The term of the consulting agreement was for one year, and the Company had the right to extend the term for an additional year after the initial expiration date. The Company was unable to compensate Big Apple with free trading common stock however did issue 5,000,000 shares of its restricted common stock to Big Apple in 2007, and the Company recorded $5,250,000 of consulting expense in the first quarter of 2007 for the value of the common stock issued to Big Apple. Because the Company was unable to provide Big Apple with free trading shares, Big Apple failed to perform under the terms of the contract. Big Apple subsequently asserted that the Company had a remaining obligation under the contract in the amount of $260,000 for services performed under the consulting agreement. In April 2008 the Company agreed to pay $20,000 and issue 1,030,000 shares of restricted common stock to Big Apple as payment for the $260,000 obligation. The Company has recorded this obligation as of March 31, 2008 in accounts payable and accrued expenses, and recorded $260,000 in consulting expense for the three-months ended March 31, 2008. The Company issued the 1,030,000 shares of common stock to Big Apple in May 2008.

On December 27, 2007, in connection with the Standby Equity Distribution Agreement (“SEDA”) (see Standby Equity Distribution Agreement section under Note 7), we agreed to issue 166,667 shares of common stock to Stacey Yonkus, one of our Board Members, in compensation for the services she provided. These shares were issued on January 18, 2008.

On June 28, 2007, the Company entered into two Restricted Equity Purchase Agreements with Mercatus & Partners Limited, a United Kingdom Private Limited Company (“Mercatus”).

The Company subsequently decided not to proceed with the intended purchase agreements with Mercatus and the Company is in the process of obtaining the 17,440,000 shares back from the escrow agent.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2007, the Company did not perform a management assessment or prepare a report on its internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002.

On January 30, 2008, the Company entered into a consulting agreement with David Rosania to provide consulting services and support for business development of energy related properties, assist in development of the Company’s strategic marketing and business plan and to handle other duties as assigned by Company management. As compensation, 155,000 shares of the Company’s common stock were to be issued to Mr. Rosania. The term of this agreement was for a one month period commencing January 1, 2008. These shares were issued on February 1, 2008 and were valued at $.15 per share, based on the closing price of the Company’s common stock on the date of the agreement, resulting in consulting expense of $23,250 in the three-months ended March 31, 2008.

NOTE 9 - RELATED PARTY TRANSACTIONS - NOT DISCLOSED ELSEWHERE

On May 26, 2006, we executed a consulting agreement with Stanley Teeple, Inc. (“STI”), a related party, to provide services related to accounting and SEC reporting. On February 28, 2008, our Board of Directors approved the issuance of a stock option to STI to purchase another 5,000,000 shares of our common stock pursuant to our 2007 Stock Option Plan. The option vested immediately on the option grant date, has an exercise price of $0.25 per share and expires on October 16, 2007 (see Non-Qualified Stock Options under Note 7). The Company recorded consulting expense of $596,500 for the issuance of this option to STI in the three-month period ending March 31, 2008.

In January 2008, John Hurley resigned as our Board Director and Everett Miller and Hercules Pappas were elected to fill in the two vacancies of our Board of Directors. As compensation for their services as members of our Board of Directors, Mr. Miller and Mr. Pappas each received an option to purchase 250,000 shares of our common stock pursuant to our 2007 Stock Option Plan. The options vested immediately on the option grant date, have an exercise price of $0.25 per share and expire on October 16, 2017 (see Non-Qualified Stock Option under Note 7). During the three months ended March 31, 2008, we recorded an aggregate consulting expense of $59,660 for the options issued to Messrs. Miller and Pappas.

In January 2008, the Company entered into a consulting agreement with Everett Miller, our Board Member and related party, to provide consulting services and support for business development of energy related properties, assist in development of the Company’s strategic marketing and business plan and to handle other duties as assigned by Company management. As compensation, the Company was required to issue a non-qualified stock option to Mr. Miller under its 2007 Stock Option Plan to purchase 2,500,000 shares of the Company’s common stock with an exercise price of $0.25 per share. This option was issued by the Company on February 26, 2008 (see Note 7 Non-Qualified Stock Option). The Company recorded consulting expense in the amount of $298,250 related to this option in the three month period ending March 31, 2008. The term of this agreement was for a three month period commencing January 1, 2008 and is subject to cancellation by either party with 30-day written notice.

NOTE 10 - SUBSEQUENT EVENTS NOT DISCLOSED ELSEWHERE

In April 2008, the Company borrowed $120,000 from Carr Miller Capital, LLC (“Carr Miller”), a related party, which is primarily owned by Everett Miller, one of our Board members, and issued a promissory note that provided for interest at 20% per annum with a maturity date of October 11, 2008. Within thirty days of funding of the loan, the lender is also to receive shares of the Company’s common stock equal to eleven times the numerical dollars of the principal of the loan. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount.

In April 2008, the Company borrowed $275,000 from three individual lenders and issued promissory notes that provided for interest at a rate of 20% per annum with maturity dates in August 2008. The lenders have the option to either receive all principal and interest due on the loan within ten days of the maturity date or to convert the principal and interest due on the notes into shares of our common stock at a conversion price equal to 80% of the average ten-day closing price of the stock immediately preceding the due date. Within thirty days of funding of the loan, the lenders are also to receive additional shares of our common stock equal to ten times the numerical dollars of the principal of the loan. In the event the notes are unpaid within ten days of their maturity date, the Company will incur a late charge equal to 10% of the note amount and be required to issue common stock equal in value to the principal amount borrowed every 30 days from the default date until the notes are paid.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 17, 2008, the Company entered into a consulting agreement with Robert McIlhinney (“McIlhinney”) to provide consulting services and support for the Company’s interim fundraising efforts, assist in development of the Company’s strategic marketing and business plan and to handle other duties as assigned by Company management. As compensation, 75,000 shares of the Company’s common stock were to be issued to Mr. McIlhinney. As of May 15, 2008 these shares have been issued. The term of this agreement was for a three month period commencing April 15, 2008.

On April 25, 2008, the Company borrowed $500,000 from Carr Miller Capital, and issued a promissory note that provided for interest at 20% per annum with a maturity date of August 25, 2008. Carr Miller Capital is a related party, as it is controlled by Everett Miller, who became a member of our Board of Directors in January 2008. Within thirty days of funding of the loan, Carr Miller Capital is to receive 5,000,000 shares of our common stock. In addition, Carr Miller Capital has the option to either receive all principal and interest due on the loan within ten days of the maturity date or to convert the principal and interest due on the notes into shares of our common stock at a conversion price equal to 80% of the average ten-day closing price of the stock immediately preceding the due date. In the event the note is unpaid within ten days of the maturity date, the Company is required to issue to Carr Miller Capital shares of its common stock equal in value to the principal amount borrowed every 30 days from the default date until the note is paid.

On April 24 and 25, 2008, the Company loaned Rivers West $300,000 and $125,000, respectively, and received promissory notes from Rivers West that carry interest at 5% per annum with maturity dates of October 24 and 25, 2008, respectively.

On April 25, 2008, the Company entered into a Letter of Intent (“LOI”) with International Financial Corporation, LLC, a Nevada Limited Liability Company (“International”) whereby both parties agreed to become members of a newly formed entity, Rivers West Energy, LLC, a Nevada Limited Liability Company (“Rivers West”). Under the LOI, International also agreed to provide the Company, upon the execution of a definitive agreement governing the understanding between the Company and International, with funds in the total amount of $624,000,000 for capital expenditures specified in the agreement and general working capital of the Company, to be disbursed to the Company from time to time, as provided in the LOI (the “Funding”). The LOI also provided that, within sixty days of the signing of the LOI, International shall use its best efforts to obtain a three year bridge financing for the Company in the amount of $150,000,000, which amount may be prepaid by the Company without penalty (the “Bridge Financing”). The LOI provides that the Company and International are to become members of Rivers West Energy, LLC, with the Company owning a 60% membership interest and International owning a 40% membership interest in Rivers West. As further consideration to International, the Company is to provide International with 100,000,000 shares of its restricted common stock (the “International Shares”) following the execution of the LOI or of a definitive agreement between the Company and International. As of May 15, 2008, the International Shares have be placed in escrow and will be delivered to International upon the receipt of $192,000,000 of the Funding by Rivers West.

The LOI indicates that i.) International will be making this investment if it receives funds from a third party which it has no authority to bind; ii.) as of the date of the LOI the funding had not been obtained by International; iii.) when or if such funding occurs involves matters beyond the control of International; iv.) International shall have such funds available before entering into a formal loan agreement with Indigo; v.) in the event such funding is not received within 120 days of the date of the LOI, neither party shall have any further obligation to the other; and vi.) in the event the appropriate agreements are not signed within 90 days from the date of the LOI, the terms and conditions of the LOI sheet will terminate.

As further consideration for the LOI, the Company agreed to pay to Spectrum Facilitating Technologies, LLC, a Limited Liability Company (“Spectrum”) engaged by International to seek and investigate loan transactions on its behalf, the amount of $150,000, as well as to transfer to Spectrum 5,000,000 shares of the Company’s restricted common stock for bridge financing due diligence services. The company issued the 5,000,000 shares to Spectrum in May 2008.

Contemporaneously with the execution of the LOI, the Company entered into an agreement with Epicenter Oil and Gas, LLC, (“Epicenter”) Depocenter Oil & Gas, LLC (“Depocenter”), Robert Turnage (“Turnage”), Frank Finkbeiner (“Finkbeiner”) and Rivers West (collectively the “Parties”), whereby Epicenter and Depocenter are to contribute certain assets to Rivers West pursuant to a contemplated Asset Purchase Agreement to be signed by the Parties by May 2, 2008. The assets to be transferred to Rivers West by Epicenter and Depocenter consist primarily of certain oil and gas leases on approximately 106,000 acres of land located in southern Illinois, southwestern Indiana and western and west central Kentucky to be used for oil and gas exploration and production. The agreement to transfer the assets becomes binding upon the Company’s execution of the LOI and the receipt by the Company of a minimum investment of $192,000,000 under the terms of the Funding and the receipt by the Company of $150,000,000 of Bridge Financing (the “Triggering Events”). Upon satisfaction of the Triggering Events, Turnage and Finkbeiner will become executive officers of the Company, and will each execute three-year employment agreements with the Company to become officers of Indigo. The employment agreements will each provide Turnage and Finkbeiner with an annual base salary of $1,200,000 and discretionary bonuses based upon mutually agreeable performance criteria. The employment agreements will also contain three-year non-compete provisions to be effective from the date the employment agreements expire. As further consideration, the Company is to provide Turnage and Finkbeiner each with 75,000,000 shares of Indigo restricted common stock.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On May 1, 2008, the Company entered into a consulting agreement with Randall P. Cohen (“Cohen”) to provide consulting services and support for the Company’s interim fundraising efforts, assist in development of the Company’s strategic marketing and business plan and to handle other duties as assigned by Company’s management. As compensation, 50,000 shares of the Company’s common stock are to be issued to Mr. Cohen. The term of this agreement was for a three month period commencing April 1, 2008.

On May 8, 2008, the Company entered into a consulting agreement with William E. Schumacher (“Schumacher”) to provide consulting services and support for the Company’s interim fundraising efforts, assist in development of the Company’s strategic marketing and business plan and to handle other duties as assigned by Company’s management. As compensation, 25,000 shares of the Company’s common stock are to be issued to Mr. Schumacher. The term of this agreement was for a three month period commencing April 1, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties, and other factors, many of which are beyond our control. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and we cannot assure you that the actual results or developments anticipated by us will be realized or, even if realized, that they will have the expected consequences to or effects on us, our business or operations. We have no intention, and disclaim any obligation, to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise. Unless otherwise indicated or the context otherwise requires, all references to “Indigo,”” the” Company,” “we,” “us” or “our” and similar terms refer to Indigo-Energy, Inc.

General

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

Results of Operations for the Three Months Ended March 31, 2008 and March 31, 2007

We incurred a net loss for the quarter ended March 31, 2008 in the amount of $4,100,335 compared to a net loss of $18,304,819 for the quarter ended March 31, 2007. The decrease in net loss of $14,204,484 was primarily attributable to an $11,572,164 decrease in general and administrative expenses and a $3,274,502 decrease in interest expense, which were offset by a $710,321 increase in settlement expense.

Revenues

We generated revenue in the amount of $192,702 for the quarter ended March 31, 2008 compared to $41,503 for the quarter ended March 31, 2007. The $151,199 increase in revenue was primarily attributable to an increase in the number of producing wells at March 31, 2008 as compared to that at March 31, 2007.

Depletion Expense

We recorded a depletion expense of $22,020 for the quarter ended March 31, 2008 on our proved properties. There was no depletion recorded for the three months ended March 31, 2007 as we had no proved properties established then.

General and Administrative Expenses

General and administrative expenses for the quarter ended March 31, 2008 were $1,827,644, compared to $13,399,808 for the quarter ended March 31, 2007. The decrease of $11,572,164 in general and administrative expenses was primarily due to a decrease in consulting and of share-based compensation expense in the amount of $11,565,105. General and administrative expenses of $1,827,644 for the quarter ended March 31, 2008 were primarily comprised of $375,845 of consulting fees, $1,073,700 of share-based compensation related to the stock options we granted to our officer, directors, consultant and legal advisor, $172,001 of accounting fees, and $90,363 of legal fees.

Interest Expense

Interest expense for the quarter ended March 31, 2008 was $1,635,332 compared to $4,909,834 for the quarter ended March 31, 2007. Interest expense incurred in the quarter ended March 31, 2007 primarily consisted of $4,555,258 for the value of shares we issued to various drillers as a result of the forbearance agreements we entered into with those drillers. Interest expense for the quarter ended March 31, 2008 was primarily comprised of $425,000 of interest related to drilling lease option extensions, $1,138,933 of interest on various notes payable, including amortization of discounts on the notes in the amount of $872,766, and $33,333 of interest related to the amortization of the beneficial conversion feature on our Series 1 convertible notes.

Settlement Expense

We incurred settlement expense from our Global Settlement Agreement with all the other partners of Indigo LP for the quarter ended March 31, 2008 in the total amount of $710,321.

Pre-Acquisition Income and Minority Interest

For the three months ended March 31, 2008, we recorded a pre-acquisition income of $44,135. This represented the 50% net income from Indigo LP for the three months ended March 31, 2008, the date of the Global Settlement Agreement we entered into with the other partners of Indigo LP, which was allocated to those partners. The $6,750 of minority interest recorded for the three months ended March 31, 2007 represented the 50% of net loss from Indigo LP for the three months ended March 31, 2007, which was allocated to the other partners of Indigo LP.

Preferred Dividend

Preferred dividend for the quarter ended March 31, 2008 was $0 compared to $221,772 for the quarter ended March 31, 2007. Preferred divided recorded during 2007 was related to the amortization of beneficial conversion feature on our Series A convertible super preferred stock, which had all been converted into shares of our common stock at December 31, 2007.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of our common stock and the use of promissory debt. As of March 31, 2008, we had a cash balance of 82,474.

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

We require a minimum of approximately $6,500,000 for the next 12 months, which includes approximately $700,000 to pay for our outstanding professional fees, $1,650,000 to pay for the outstanding drilling costs to various drillers, $110,000 to the other former partners of Indigo LP as a result of the settlement agreement, $4,000,000 to pay our note payable obligation as well as accrued interest and additional funds to meet our capital needs for the anticipated drilling, development, and production activities on the Indigo Property as well as any other oil and gas properties we may acquire over the next twelve months. In addition to the minimum amount required , the Company expects to spend an additional $4,500,000 for drilling activities. Moreover, in the event we locate additional prospects for acquisition, experience cost overruns at our current prospects or fail to generate projected revenues, we will also need additional funds during the next twelve months. We currently do not have sufficient funds to fund our current operations or such capital calls, pay our debts and other liabilities, and operate at our current levels for the next twelve months. Accordingly, we need to raise additional funds through sales of our securities or otherwise, immediately.

If we are unable to obtain additional funds on terms favorable to us, if at all, we may be required to delay, scale back or eliminate some or all of our exploration and well development programs and may be required to relinquish our interest in one or more of our projects or in the extreme case, cease operations.

 Convertible Notes - Series 2

In February 2008, we issued 30,000 shares of common stock to one of the lenders as consideration for an extension on the maturity date of a $10,000 note to February 29, 2008.

As of March 31, 2008, the Company has failed to pay the obligations amounting to $410,000 on the series of convertible notes, and as such, was in default on those obligations. As of May 15, 2008, these obligations remained in default. Management is in discussions with certain noteholders regarding the forbearance of their respective obligations, and anticipates using the proceeds from equity contributions to repay those note obligations.

Convertible Notes - Series 3

At March 31, 2008, the Company owed $570,000 to various lenders on series of borrowings during October through December 2007, of which $90,000 was due to related parties ($65,000 was due to James Walter Sr., who became one of our Board Members in October 2007 and $25,000 was due to Tammy Walter, a family member of James Walter Sr.). The promissory notes provided for interest at 20% per annum with maturity dates ranging from February through May 2008. The Company did not pay certain of these notes at their original maturity dates, and, as a result, incurred late charges in the amount of $27,000 and agreed to issue 2,456,623 shares of common stock to lenders pursuant to the late payment penalty provisions of the notes. On March 18, 2008, one of the convertible notes was amended to extend the maturity date from March 5 to June 5, 2008, in consideration for which the Company agreed to issue to the noteholder 75,000 shares of its common stock and pay interest at 20% per annum during the extended note period.

As of March 31, 2008, the Company was in default on obligations on these convertible notes amounting to $245,000. As of May 15, 2008, these obligations remained in default. Management is in discussions with certain noteholders regarding the forbearance of their respective obligations, and anticipates using the proceeds from equity contributions to repay these note obligations.

Other Convertible Notes

On July 9, 2007, we borrowed $100,000 from an individual lender and issued a promissory note that provided for interest at a rate of 20% per annum with a maturity date of January 9, 2008. As of May 15, 2008, the Company was in default on this note.

On July 2, 2007, we borrowed $25,000 from an individual lender and issued a promissory note that provided for interest at a rate of 20% per annum with a maturity date of February 27, 2008. The note and accrued interest thereon will be converted into shares of our common stock at a conversion price equal to 70% of the average ten-day closing price of the stock immediately prior to the maturity date of the note. On February 27, 2008, the lender converted the principal and accrued interest amounting to $27,542 on this loan into 285,110 shares of our common stock.

In February 2008, the Company borrowed $55,000 from two individual lenders and issued promissory notes that provided for interest at a rate of 20% per annum with maturity dates in August 2008. The lenders have the option to either receive all principal and interest due on the loan within ten days of the maturity date or to convert the principal and interest due on the notes into shares of our common stock at a conversion price equal to 80% of the average ten-day closing price of the stock immediately preceding the due date. The lenders were also issued 550,000 shares of our common stock on February 29, 2008, which was equal to ten times the numerical dollars of the principal of the loan pursuant to the terms of the note. In the event the notes are unpaid within ten days of their maturity date, the Company will incur a late charge equal to 10% of the note amount and be required to issue common stock equal in value to the principal amount borrowed every 30 days from the default date until the notes are paid.

Promissory Notes

Note Payable 1

On November 27, 2006, the Company borrowed $450,000 from a private lender and issued a promissory note to the lender. The note, as amended, had a maturity date of March 30, 2008. Within ten days of the maturity date, the Company was to pay the lender $550,000 less any earlier payments of principal, as satisfaction in full of this obligation. The Company did not pay the note at the maturity date of March 30, 2008. However, the lender has agreed to extend the note so long as the Company makes monthly payments of $12,500 as required under the amended note.

Series of Notes Payable

In January and February, 2007, we borrowed a total of $580,000 from four individual lenders and issued four promissory notes with maturity dates in January and February 2008.

On July 27, 2007, one of the four promissory notes in the amount of $80,000 together with a convertible note the Company issued to the same lender in April 2007 in the amount of $100,000 were settled with the lender and the Company issued a new promissory note to this lender as part of the settlement agreement in the amount of $150,000. The new promissory note had a maturity date of September 15, 2007, and as of March 31, 2008, had an outstanding balance of $100,000. On April 25, 2008 the new promissory note was extended to July 15, 2008 in consideration for which the Company agreed to issue 1,000,000 shares of Common Stock to the lender and extended the interest rate on the loan to 20% per annum.

On March 15, 2008, the Company entered into a Modification and Settlement Agreement with each of the remaining three noteholders whereby the Company was released from all its obligations under the original promissory notes in the total amount of $500,000. Under the settlement agreements, the Company is required to pay the principal amount of the original notes plus a 10% penalty fee on or before May 1, 2008 (“Due Date”), and to issue to the noteholders an aggregate of 2,500,000 shares of its common stock.

In the event the note principal plus the 10% penalty fee are not paid by the Due Date, then the Company is required to issue to the noteholders one share of its common stock for every dollar of the principal and penalty then outstanding for every month past the Due Date on which the note principal and penalty charge remain unpaid. If the note principal and the penalty are not paid by November 1, 2008, then the Company will no longer be released from any obligations under the original notes and these settlement agreements will be deemed void. However, the noteholders will nevertheless retain the shares of the Company’s common stock issued pursuant to the settlement agreements.

As of May 15, 2008, the notes remained unpaid and the Company was in default on the obligation.

Other Promissory Notes

In June 2007, we borrowed a total of $75,000 from two individual lenders and issued two promissory notes. The promissory notes provided for interest at a rate of 20% per annum with maturity dates on December 21, 2007. On December 21, 2007, the Company did not repay these loans and as such, was in default. On February 11, 2008, one of the two lenders agreed to extend the due date of the loan to March 15, 2008 in exchange for the Company’s issuance of 50,000 shares of common stock, which were valued using our stock trading price of $0.16 per share at the date of the extension for $8,000 and recorded as interest expense for the three months ended March 31, 2008. The Company repaid the loan plus accrued interest of $6,165 on March 28, 2008. On March 18, 2008, the other lender agreed to extend the due date of the loan to May 27, 2008 in exchange for the Company’s issuance of 250,000 shares of common stock.
In July 2007, we borrowed a total of $430,000 from various individual lenders and issued promissory notes. In October 2007, two of these notes were amended to extend the maturity dates from September and October 2007 to December 2007 and January 2008, respectively, with the interest rate on one of the notes being increased from 10% to 20% per annum. In February 2008, seven notes were amended to extend the maturity dates to dates ranging from February 2008 to June 2008 in exchange for which we agreed to issue a total of 650,000 shares of our common stock to these six lenders. In March 2008, two notes were amended for a second time to extend the maturity dates to June 2008, in exchange for which we agreed to 1) issue a total of 600,000 shares of our common stock to the lenders; 2) pay $20,000 of accrued interest to one of the lenders; and 3) extend interest rate to 20% per annum on one of the extended notes. As of March 31, 2008, 1,150,000 shares of our common stock were issued under the terms of these agreements, and 100,000 shares were issuable. In March 2008, the Company repaid one of the notes in the amount of $15,000. As of March 31, 2008, the outstanding balances aggregating $415,000 remained unpaid. In April 2008, one of the notes was extended for a second time in exchange for which we agreed to issue 75,000 shares of common stock and pay $15,000 of accrued interest to the lender. Also in April 2008, another note was extended for a second time in exchange for which we agreed to issue 100,000 shares of common stock to the lender and extend interest rate to 20% per annum on the note. In May 2008, one note was extended the third time to June 2008 in exchange for which we agreed to issue 100,000 shares of common stock to the lender. As of May 15, 2008, the Company was in default on $175,000 of these balances.

On January 21, 2008, the Company borrowed $380,000 from Carr Miller Capital, LLC (“Carr Miller”), and issued a promissory note that provided for interest at 10% per annum with a maturity date of July 24, 2008. Within thirty days of funding of the loan, the lender was also to receive shares of the Company’s common stock equal to five times the numerical dollars of the principal of the loan. As a result, 1,900,000 shares of the Company’s common stock were issued to Carr Miller on February 29, 2008. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. In addition, the Company will pay to Carr Miller a one time administrative fee of $6,000, which has been recorded as a deferred loan fee and is being amortized over the term of the loan.

Note Payable - Related Party

On March 6, 2008, the Company borrowed $500,000 from Carr Miller and issued a promissory note that provided for interest at 20% per annum with a maturity date of September 10, 2008. Carr Miller became a related party of the Company at the end of January 2008 upon the appointment of Everest Miller, who controls Carr Miller, as the Company’s Board Director. Within thirty days of funding of the loan, Carr Miller is also to receive shares of the Company’s common stock equal to eleven times the numerical dollars of the principal of the loan. As a result, 5,500,000 shares of the Company’s common stock were issued to Carr Miller on April 2, 2008. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount.

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

Off Balance Sheet Reports

The Company had no off balance sheet transactions during the quarter ended March 31, 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

There have been no significant changes in our market risks since the year ended December 31, 2007. For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2007 and the Registration Statement on Form S-1 filed on May 5, 2008.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of March 31, 2008.

Based upon their evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are not effective in providing reasonable assurance that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that the information is accumulated and communicated to our Chief Executive Office and chief Financial Officer to allow timely decisions regarding required disclosure.

Material Weaknesses

In our Form 10-KSB for the fiscal year ended December 31, 2007 under Item 8-A- Controls and Procedures, we identified material weaknesses in our system of internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses of our internal controls:

•
The Company currently has insufficient resources and an insufficient level of monitoring and oversight, which may restrict the Company's ability to gather, analyze and report information relative to the financial statements in a timely manner, including insufficient documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions. In addition, the limited size of the accounting department makes it impractical to achieve an optimum segregation of duties.

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

During this time the Company had scarce resources and a limited management team. Management was primarily focused on, and spending inordinate amounts of time, seeking funding while trying to bring the Company’s periodic filings current. Management was able to bring the Company current in its periodic filings with the SEC and is now filing on a timely basis. Due to the lack of funds the Company could not hire full-time people dedicated to handling the accounting and addressing these material weaknesses. As an alternative to hiring full-time people management hired an outside CPA firm to assist it in these matters. Due to limited funds management could only direct the outside firm to work on preparing the Company’s financial statements for inclusion in the required periodic filings. As the Company obtains needed resources it plans to address the internal controls, material weaknesses and associated deficiencies by retaining a specialist consulting firm during the second quarter or the third quarter of 2008.

Commencing at end of 2006 and through December 2007 management was able to implement the following actions listed below to start addressing the weaknesses noted above.

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

•	We also instituted a policy and procedure for the review and booking of stock issuances.

Our management is responsible for establishing and maintaining internal controls over financial reporting and disclosure controls. Internal controls over financial reporting are designed to provide reasonable assurance that the books and records reflect the transactions of the company and that established policies and procedures are carefully followed. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is appropriately recorded, processed, summarized and reported within the specified time periods.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting during the fiscal quarter ending March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Other

We did not conduct an assessment of, nor prepare a report on, internal control over financial reporting at December 31, 2007 as required by the Sarbanes Oxley Act of 2002 as we did not have the resources to engage an outside consultant to assist our management in this evaluation. In 2008 we intend to engage a consulting firm that will assist us in conducting an assessment of and preparing a report on our internal control over financial reporting.

We intend to become compliant in implementing these added internal controls, document present procedures and hire a consultant to assure compliance with these new self-assurance requirements. We expect to hire additional accounting staff which will provide for the segregation of duties necessary for a strong system of internal control.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any litigation.

Our address for service of process in Nevada is 2857 Sumter Valley Dr., Henderson, NV 89052.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In January 2008 the Company issued 1,400,000 shares of common stock for conversion of series A convertible super preferred stock in October 2007.

In January 2008 the Company issued 166,667 shares of common stock for consulting services performed in connection with SEDA valued at $0.07 per share in December 2007.

In February 2008 the Company issued 1,900,000 shares of common stock as part of consideration for a $380,000 promissory note valued at $0.09 per share.

In February 2008 the Company issued 155,000 shares of common stock as consideration for a consulting agreement valued at $0.15 per share.

In February 2008 the Company issued 550,000 shares of common stock as part of consideration for $55,000 of convertible promissory notes valued at $0.06 per share.

In February 2008 the Company issued 285,110 shares of its common stock to a lender upon conversion of a loan.

During the first quarter of 2008, the Company issued 8,980,000 shares of its common stock to various lenders and creditors for extensions of notes.

In March 2008 the Company issued 2,500,000 shares of its common stock to land lease holders in exchange for extensions granted to the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As of March 31, 2008, the Company was in default on two promissory notes issued by the Company in favor of Dean Davis in the aggregate amount of $200,000. These Promissory Notes were payable on October 23, 2007 and January 9, 2008 respectively. As of the date of this Quarterly Report, these Promissory Notes have remained unpaid and the Company has not secured an extension thereof.

As of March 31, 2008, the Company was in default on a Promissory Note issued to James Walter, Sr., in the amount of $100,000. On April 25, 2008, Mr. Walter entered into an extension agreement with the Company granting it until June 15, 2008 within which to pay the amount of the Promissory Note in consideration for an additional 1,000,000 of the Company’s common stock.

As of May 19, 2008, the Company was in default on certain promissory notes issued to various lenders in the aggregate amount of $500,000, which the Company agreed to settle by May 1, 2008 pursuant to a Modification and Settlement Agreement previously entered into by the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Identification of Exhibit
3.1	Articles of Incorporation*

3.2	By-Laws*

10.1	Global Settlement Agreement between the Company and Indigo Partners, LP**

10.2	Letter of Intent between the Company and International Financial Corporation, LLC ***

10.3	Promissory Note in favor of Carr Miller ****

10.4	Promissory Note in favor of James C. Walter, Sr. ****

10.5	Promissory Note extension, James C. Walter, Sr.

10.6	Promissory Note issued to Carr-Miller Capital

10.7	Promissory Note issued to Rivers West Energy, LLC dated April 24, 2008

10.8	Promissory Note issued to Rivers West Energy, LLC dated April 25, 2008

10.9	Modification and Settlement Agreement**

31.1	Sarbanes Oxley Section 302 Certification

31.2	Sarbanes Oxley Section 302 Certification

32.1	Sarbanes Oxley Section 906 Certification

32.2	Sarbanes Oxley Section 906 Certification

*	Previously filed as exhibit to the 8-K filed by the Company on Feb 2, 2006
**	Previously filed as exhibit to the 10-KSB filed by the Company on April 15, 2008
***	Previously filed as exhibit to the 8-K filed by the Company on April 29, 2008
****	Previously files as exhibit to the S-1 filed by the Company on May 5, 2008

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

INDIGO-ENERGY, INC.

By:	/s/ Steven P. Durdin
Steven P. Durdin
President and Chief Executive Officer

Date: May 20, 2008