Form 10-Q
period 2008-06-30
Indigo-Energy, Inc.
filed 2008-08-19
CIK 356870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 11, 2008
Common stock, $.001 par value	349,989,637

i

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Index to Financial Statements

Condensed Consolidated Balance Sheets	F-1

Condensed Consolidated Statements of Operations (Unaudited)	F-2

Condensed Consolidated Statements of Cash Flows (Unaudited)	F-3

Notes to Unaudited Condensed Consolidated Financial Statements	F-4-F-22

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,097	$7,995
Accounts receivable	55,478	4,360
Accounts receivable – related party	104,962	80,564
Prepaid expenses	82,761	164,227
Deposits	100,000	100,000
Due from related party	4,000	4,000

Total current assets	349,298	361,146

Oil and gas properties, net	800,112	851,900

Other assets
Deferred loan costs, net of accumulated amortization of $255,587 and $243,711 at June 30, 2008 and December 31, 2007, respectively	16,623	22,499

	$1,166,033	$1,235,545
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$3,087,304	$3,202,360
Accounts payable and accrued expenses – related party	611,116	515,955
Notes payable, net of discount	1,415,000	1,508,285
Note payable, net of discount – related party	908,675	-
Convertible notes, net of discount	824,856	705,122
Convertible notes, net of discount – related party	726,168	-
Due to related parties	244,500	265,000
Obligation to former minority interest owners	108,401	-
Obligation to former minority interest owners – related party	94,559	-

Total current liabilities	8,020,579	6,196,722

Long term liabilities
Convertible notes, net	234,576	167,910
Obligation to partners of former minority interest owners	553,178	-
Obligation to partners of former minority interest owners – related party	482,542	-

Total long term liabilities	1,270,296	167,910

Total liabilities	9,290,875	6,364,632

Commitments and contingencies

Minority interest	-	1,331,299

Stockholders’ deficit
Common stock; $.001 par value; 600,000,000 shares authorized; 221,809,161 and 174,509,252 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively; 1,266,667 and 1,567,667 shares issuable at June 30, 2008 and December 31, 2007, respectively	223,076	176,077
Additional paid-in capital	60,598,238	53,467,408
Deficit accumulated since inception of the exploration stage in December 2005	(68,946,156)	(60,103,871)

Total stockholders’ deficit	(8,124,842)	(6,460,386)

	$1,166,033	$1,235,545

See notes to these condensed consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Condensed Consolidated Statements of Operations
(Unaudited)

					Since Inception
					of Exploration
					Stage in
	Three Months Ended		Six Months Ended		December 2005
	June 30,		June 30,		to June 30,
	2008	2007	2008	2007	2008

Revenues	$71,075	$219,582	$245,831	$261,085	$503,954
Revenues – related party	27,810	33,579	45,756	33,579	141,878

Net revenues	98,885	253,161	291,587	294,664	645,832

Operating expenses
Impairment of oil and gas properties	-	-	-	-	8,901,865
Operating expenses	55,489	25,519	106,258	68,949	435,641
Operating expenses – related party	10,430	-	13,246	-	27,912
Depletion	29,768	98,831	51,788	98,831	226,712
General and administrative – related party	65,000	565,000	1,084,005	8,267,250	19,238,500
General and administrative	1,536,655	456,867	2,345,294	6,154,425	24,230,199

Total operating expenses	1,697,342	1,146,217	3,600,591	14,589,455	53,060,829

Loss from operations	(1,598,457)	(893,056)	(3,309,004)	(14,294,791)	(52,414,997)

Other expenses
Interest expense, net	2,053,023	619,369	3,492,965	5,529,203	13,291,493
Interest expense, net – related party	1,030,545	-	1,225,935	-	1,225,935
Settlement expense	32,006	-	411,388	-	411,388
Settlement expense – related party	27,919	-	358,858	-	1,715,870

Total other expense	3,143,493	619,369	5,489,146	5,529,203	16,644,686

Net loss before minority interest and pre-acquisition income	(4,741,950)	(1,512,425)	(8,798,150)	(19,823,994)	(69,059,683)

Minority interest and pre-acquisition income
Minority interest	-	(51,775)	-	(45,025)	2,616,269
Pre-acquisition income	-	-	(44,135)	-	(44,135)
Total minority interest and pre-acquisition income	-	(51,775)	(44,135)	(45,025)	2,572,134

Net loss	(4,741,950)	(1,564,200)	(8,842,285)	(19,869,019)	(66,487,549)

Preferred dividend on Series A convertible super preferred stock	-	(154,656)	-	(376,428)	(887,360)

Net loss attributable to common shareholders	$(4,741,950)	$(1,718,856)	$(8,842,285)	$(20,245,447)	$(67,374,909)

Basic and diluted loss per common share	$(0.02)	$(0.01)	$(0.05)	$(0.15)	$(0.46)

Basic and diluted weighted average common shares outstanding	211,879,774	147,814,925	194,483,103	137,078,273	147,626,271

See notes to these condensed consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Since Inception of
			Exploration Stage in
	Six Months Ended June 30,		December 2005 to
	2008	2007	June 30, 2008
Cash flows from operating activities
Net loss	$(8,842,285)	$(19,869,019)	$(66,487,549)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation for consulting services	1,316,558	5,438,100	18,248,021
Share-based compensation for consulting services – related party	-	8,100,000	14,662,072
Stock options granted	119,290	-	119,290
Stock options granted – related party	954,410	-	2,828,110
Expense on forbearance agreements	300,000	4,555,258	4,855,257
Expense on forbearance agreements – related party	350,000	-	558,955
Amortization of deferred loan costs	11,876	6,666	255,587
Amortization of discount on notes	1,027,337	-	1,027,337
Amortization of discount on notes – related party	188,932	-	188,932
Amortization of discount on convertible notes	1,234,965	775,463	5,405,434
Amortization of discount on convertible notes – related party	614,754	-	614,754
Depletion expense	51,788	98,831	226,712
Share-based settlement expense	-	-	-
Share-based settlement expense – related party	-	-	900,000
Settlement expense	411,389	-	868,401
Settlement expense – related party	358,858	-	358,858
Impairment of unproved properties	-	-	8,739,585
Minority interest	-	45,025	(2,616,269)
Pre-acquisition income	44,135	-	44,135
Changes in assets and liabilities
Advances to related party	-	-	(4,000)
Accounts receivable	(51,118)	(239,338)	(55,479)
Accounts receivable – related party	(24,398)	(40,844)	(104,962)
Prepaid expenses	81,466	29,943	(82,761)
Prepaid expenses – related party	-	30,000	-
Accounts payable and accrued expenses	(112,516)	70,283	1,055,226
Accounts payable and accrued expenses - related party	95,161	15,597	450,064
Liabilities to be settled in common stock	-	-	1,518,730
Liabilities to be settled in common stock – related party	-	-	750,000
Due to related parties	-	(44,111)	17,526

Net cash used in operating activities	(1,869,398)	(1,028,146)	(5,658,034)

Cash flows from investing activities
Tangible and intangible drilling costs for oil and gas properties	-	(40,941)	(5,795,981)
Tangible and intangible drilling costs for oil and gas properties – related party	-	-	(41,600)

Net cash used in investing activities	-	(40,941)	(5,837,581)

Cash flows from financing activities
Proceeds from issuance of debt	610,000	1,165,000	6,337,100
Proceeds from issuance of debt – related party	1,320,000	-	1,320,000
Repayment of debt	(40,000)	-	(90,000)
Repayment of debt – related party	(20,500)	-	(115,500)
Loan costs	(6,000)	-	(272,210)
Proceeds from issuance of common stock	-	-	1,336,225
Repurchase of common stock – related party	-	-	(20,000)
Payment to acquire treasury stock – related party	-	-	(790,000)
Capital contributions from minority interest holders	-	-	4,400,000
Syndication costs paid by limited partnership	-	-	(518,241)
Distributions to partners	-	(89,662)	(89,662)

Net cash provided by financing activities	1,863,500	1,075,338	11,497,712

Net increase (decrease) in cash and cash equivalents	(5,898)	6,251	2,097

Cash and cash equivalents, beginning of period	7,995	66,663	-

Cash and cash equivalents, end of period	$2,097	$72,914	$2,097

See notes to these condensed consolidated financial statements.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by Indigo-Energy, Inc. (the “Company”, “Indigo”, or “we”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature except the recording of our settlement with the former limited partners of Indigo-Energy Partners, LP (“Indigo LP”) (see Indigo-Energy Partners, LP section in Note 4), the recording of $530,000 cash payment and issuance of 2,500,000 shares to certain landowners and leaseholders on Epicenter leases (see Indigo Oil and Gas Interests and Operations section in Note 4), the recording of the beneficial conversion features on certain convertible notes (see Convertible Notes section in Note 5), and the consolidation of Rivers West Energy, LLC as a Variable Interest Entity (VIE) and in 2007, the recording of issuance of our common stock to the limited partners of Indigo LP in exchange for an additional 20% cash flow distribution and profit allocation, which resulted in an increase in our oil and gas properties. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2007 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2008.

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

Consolidated Financial Statements

The consolidated financial statements include the accounts of Indigo and Indigo LP. Our consolidated financial statements also include the accounts of variable interest entities (VIEs) where we are the primary beneficiary, regardless of our ownership percentage. Rivers West Energy, LLC (“Rivers West”) a Nevada Limited Liability Company formed in 2007, was consolidated in these financial statements as the Company determined it is a variable interest entity and the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46”), requires the “primary beneficiary” of a variable interest entity (“VIE”) to include the VIE’s assets, liabilities and operating results in its consolidated financial statements. In general, a VIE is a corporation, partnership, limited liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (i) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support; (ii) has a group of equity owners that are unable to make significant decisions about is activities; or (iii) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Determining whether we are the primary beneficiary of a VIE is complex and subjective, and requires our judgment.  There are a variety of facts and circumstances and a number of variables taken into consideration to determine whether we are considered the primary beneficiary of a VIE.  A change in facts and circumstances or a change in accounting guidance could require us to reconsider whether or not we are the primary beneficiary of the VIE.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Rivers West is an entity designed to merge oil and gas lease interests and operations with a financing source (See Note 8). Steve Durdin, our CEO and President, is also the managing member of Rivers West. The Company has determined that Rivers West is a VIE and, consequently, has consolidated the entity into its financial statements.

In April 2008, Indigo provided an aggregate of $405,000 to Rivers West to preserve the lease rights to certain properties included in its planned drilling program with Epicenter, which was to commence upon the Company’s obtaining of sufficient funding from an outside party. The $405,000 payment was considered essentially a forbearance for the landholders and leaseholders to continue their patience giving Rivers West additional time to complete the payment and obtain the leases and therefore, was recorded as interest expense on the consolidated financial statements.

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

At June 30, 2008 and 2007, the Company had potentially dilutive shares of 58,945,449 and 21,862,662, respectively.

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

The Company plans to raise funds from private offerings of equity and debt securities in order to fund its operations through June 30, 2009. The Company will need to raise additional funds in the event it locates additional prospects for acquisition, experiences cost overruns at its current prospects, or fails to generate projected revenues.

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
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - OIL AND GAS PROPERTIES

Indigo Oil and Gas Interests and Operations

As of December 31, 2007, due to lack of significant production the Company had fully impaired the costs of two of its three initial wells. As of June 30, 2008, the Company had $302,795 of oil and gas property costs related to its three initial wells net of impairment and accumulated depletion on the wells. During the six-month periods ended June 30, 2008, the Company recorded revenue of $45,140 and depletion expense of $13,905 on its three initial wells.

On December 20, 2007, the Company entered into an agreement with Epicenter Oil and Gas, LLC (“Epicenter”) whereby Epicenter agrees to hold the sum of $100,000 paid by the Company as a deposit against future development costs of oil and gas leases and purchases of oil field equipment.

During the six months ending June 30, 2008, Indigo was compelled to preserve the lease rights to certain properties included in its planned drilling program with Epicenter for 2008. Given that a number of these leases were held by various interests, and that these development interests were commingled with the interests of Epicenter, the Company provided to Epicenter $530,000 in cash payments, including the $405,000 payment Indigo funded Rivers West during the second quarter of 2008, and 2,500,000 shares of its common stock as essentially a forbearance for the landholders and leaseholders to provide the Company additional time to complete the payment and obtain the leases. The 2,500,000 shares were valued at $0.12 per share based on the stock trading price of the Company on March 7, 2008, the date of the Company’s letter agreement with Epicenter for a total of $300,000. The $530,000 cash payments and $300,000 of value of these shares were recorded as interest expense in the six month period ending June 30, 2008.

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company calculated the present value of the $1,800,000 aggregate cash settlement amount to be $1,238,681 as of June 30, 2008, of which $577,102 was ascribed to related parties due to Steve Durdin, the Company’s President, James Walter Sr., a member of the Company’s Board of Directors, and their affiliates collectively owning 46.59% of the interest not owned by the Company in Indigo LP before the Global Settlement Agreement. The present value of the cash settlement amount was based on a 20% discount rate which is commensurate with the interest rate incurred on the Company’s borrowings in close proximity to the Global Settlement Agreement. The Company has ascribed a value of $907,000 to the Indigo LP Settlement Warrants, using the Black-Scholes model, assuming a volatility of 185.36%, a risk-free rate of 2.595% and an expected dividend yield of zero.

The value of the other partners’ minority interest as of the date of the Global Settlement Agreement was less than the consideration provided to them under the agreement, and accordingly, the Company recorded a settlement expense of $710,321, of which $330,939 was ascribed to related parties.

The following pro forma presentation assumes the Company’s acquisition of the remaining 50% partnership interest in Indigo LP took place on January 1, 2008 and 2007 and shows the pro forma effect on loss from operations.

	Six Months Ending		Six Months Ending
	June 30, 2008 (Unaudited)		June 30, 2007 (Unaudited)
	Historical	Pro Forma	Historical	Pro Forma
Revenue	$291,587	$291,587	$294,664	$294,664
Operating expenses	3,600,591	3,600,591	14,589,455	14,589,455
Loss from operations	(3,309,004)	(3,309,004)	(14,294,791)	(14,294,791)
Other expenses	5,489,146	5,612,046	5,529,203	5,652,103
Net loss before minority interest and pre acquisition income	(8,798,150)	(8,921,050)	(19,823,994)	(19,946,894)
Pre-acquisition income	(44,135)	–	–	–
Minority interest	–	–	(45,025)	–
Net Loss	(8,842,285)	(8,921,050)	(19,869,019)	(19,946,894)
Preferred dividend on Series A convertible super preferred stock	–	–	(376,428)	(376,428)
Net loss to common stockholders	$(8,842,285)	$(8,921,050)	$(20,245,447)	$(20,323,322)
Net loss per common share - basic and diluted	$(0.05)	$(0.05)	$(0.15)	$(0.15)
Weighted average number of common shares outstanding - basic and diluted	194,483,103	194,483,103	137,078,273	137,078,273

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ending		Three Months Ending
	June 30, 2008 (Unaudited)		June 30, 2007 (Unaudited)
	Historical	Pro Forma	Historical	Pro Forma
Revenue	$98,885	$98,885	$253,161	$253,161
Operating expenses	1,697,342	1,697,342	1,146,217	1,146,217
Loss from operations	(1,598,457)	(1,598,457)	(893,056)	(893,056)
Other expenses	3,143,43	3,206,493	619,369	682,369
Net loss before minority interest and pre acquisition income	(4,741,950)	(4,804,950)	(1,512,425)	(1,575,425)
Pre-acquisition income	–	–	–	–
Minority interest	–	–	(51,775)	–
Net Loss	(4,741,950)	(4,804,950)	(1,564,200)	(1,575,425)
Preferred dividend on Series A convertible super preferred stock	–	–	(154,656)	(154,656)
Net loss to common stockholders	$(4,741,950)	$(4,804,950)	$(1,718,856)	$(1,730,081)
Net loss per common share - basic and diluted	$(0.02)	$(0.02)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding - basic and diluted	211,879,774	211,879,774	147,814,925	147,814,925

The above pro forma presentation includes the following adjustments:

•	Interest expense of $122,900 and $63,000 incurred on the installment obligation for the six and three months ended June 30, 2008 and 2007, respectively.

•
Elimination of pre-acquisition income of $44,135 and minority interest of $45,025 for the six months ended June 30, 2008 and 2007, respectively. Elimination of minority interest of $51,775 for the three months ended June 30, 2007.

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

As a result of the settlement agreement, the Company’s obligation due to Operator1 as of June 30, 2008 was reduced by $86,954 to $584,644, due to the application of the Company’s revenue from the five DOA wells during the first half of 2008 against the Company’s settlement obligation due to Operator1.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summary

Oil and gas properties consisted of the following:

	June 30,	December 31,
	2008	2007
Acquisition, exploration and development costs	$9,766,409	$9,766,409
Impairment charge	(8,739,585)	(8,739,585)
Depletion	(226,712)	(174,924)
Total	$800,112	$851,900

NOTE 5 - NOTES PAYABLE

Convertible Notes - Series 1

In return for $2,662,100 received in April 2006 and continuing through October 2006, we issued convertible notes, (“Convertible Notes”). The notes had maturity dates three years from the date of issuance and bore interest at 8% per annum. As of December 31, 2007, the noteholders have converted $2,262,100 of principal into 2,714,250 shares of our common stock. The notes provide that the 8% interest is due and payable only if the trading price of our stock fell below $0.15625 in a given month, whereby we would then be responsible for paying interest on the outstanding balance of the notes for that month. As of June 30, 2008, the Company has recorded $15,956 of accrued interest on the remaining $400,000 of notes that are outstanding as a result of the stock price falling below $0.15625 in each of the six months ending June 30, 2008.

Convertible Notes - Series 2

In February 2008, we issued 30,000 shares of common stock to one of the lenders as consideration for an extension on the maturity date of a $10,000 note to February 29, 2008. The common stock was valued at $5,400 and recorded as interest expense. In April 2008, we issued an additional 85,000 shares of common stock to this lender as consideration for an extension to May 15, 2008. The common stock was valued at $4,250 and recorded as interest expense.

As of June 30, 2008, the Company has failed to pay the obligations amounting to $410,000 on the series of convertible notes, and as such, was in default on those obligations. As of August 15, 2008, these obligations remained in default. Management is in discussions with certain noteholders regarding the forbearance of their respective obligations, and anticipates using the proceeds from equity contributions to repay those note obligations.

Convertible Notes - Series 3

At June 30, 2008, the Company owed $570,000 to various lenders on series of borrowings during October through December 2007, of which $390,000 was due to related parties ($300,000 was due to Carr Miller, who became a related party of the Company at the end of January 2008 upon the appointment of Everett Miller, who controls Carr Miller, as the Company’s Board Director; $65,000 was due to James Walter Sr., who became one of our Board Members in October 2007 and $25,000 was due to Tammy Walter, a family member of James Walter Sr.). The promissory notes provided for interest at 20% per annum with maturity dates ranging from February through May 2008. The Company did not pay certain of these notes at their original maturity dates, and, as a result, incurred late charges pursuant to the late payment penalty provisions of the notes. In addition, one of the convertible notes was amended to extend the maturity date in consideration for which the Company agreed to issue to the noteholder 75,000 shares of its common stock, and pay interest at 20% per annum during the extended note period. The total of the Company’s common stock provided to the lenders in connection with late payment penalties and extension amounted to 8,113,549 shares, of which 166,667 were issuable as of June 30, 2008. The value of the shares were determined based on the closing trading prices of the Company’s common stock as of the maturity or extension dates of the notes, and resulted in additional discounts on the note obligations in the amount of $902,500. The amortization of the discounts amounted to $1,293,253 for the six months ended June 30, 2008, of which $278,586 was from a related party, was recorded as interest expense under EITF 00-27. Accrued interest and late charge fee on these notes at June 30, 2008 amounted to $102,713, of which $60,639 was due to related parties.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2008, the Company was in default on obligations on these convertible notes amounting to $570,000. As of August 15, 2008, these obligations remained in default. Management is in discussions with certain noteholders regarding the forbearance of their respective obligations, and anticipates using the proceeds from equity contributions or loans to repay these note obligations.

Convertible Notes - Series 4

In April and June 2008, we borrowed a total of $875,000 from various lenders and issued promissory notes of which $700,000 were due to related parties ($600,000 was due to Carr Miller and $100,000 was due to James Walter Sr.). The promissory notes provided for interest at 20% per annum with maturity dates ranging from August through December 2008. The lenders have the option to either receive all principal and interest due on the notes within ten days of the maturity dates or to convert the prinicipal and interest due on the notes into shares of our common stock at a conversion price equal to 80% of the average ten-day closing price of the stock immediately preceding the date. Within thirty days of funding of the loans, the lenders are to receive shares of our common stock equal to ten times the numerical dollars of the principal of the loan. In the event the notes are unpaid within ten days of their maturity dates, we will incur a late charge equal to 10% of the note amount and be required to issue common stock equal in value to the principal amount borrowed every 30 days from the default date until the notes are paid. In May 2008, we issued a total of 7,750,000 shares of common stock to the lenders. As of June 30, 2008, we had 1,000,000 shares issuable to one noteholder.

We deemed these promissory notes as convertible notes because of the lenders’ option to either receive cash payments or shares of common stock on the loan maturity dates as described above. We valued 8,750,000 shares issued to the lenders at $1,622,500 based on our stock trading price on the dates of the promissory notes. Under EITF 00-27 and APB No. 14, we allocated the proceeds from issuance of these notes and common stock based on the proportional fair value basis for each item. Consequently, these promissory notes were recorded with discounts of $579,925 based on the ascribed value of the 8,750,000 shares of our common stock.

A beneficial conversion discount was also recorded on these convertible notes since these convertible notes were convertible into shares of common stock at an effective conversion price lower than the prevailing common stock share price on the note issuance dates. The beneficial conversion amount was limited to the portion of the cash proceeds allocated to those convertible notes. As a result, those convertible notes were recorded with additional discounts in the total amount of $295,075.

The combined value of the note discount and discount related to the beneficial conversion feature on the convertible notes is being amortized over the term of the respective convertible note using the effective interest yield method. The amortization of the discounts was recorded as interest expense under EITF 00-27. For the six months ending June 30, 2008, we recorded total interest expense of $431,494 related to amortization of the discounts. We also recorded an additional interest expense of $29,329, which was accrued for as of June 30, 2008.

Other Convertible Notes

On July 9, 2007, we borrowed $100,000 from an individual lender and issued a promissory note that provided for interest at a rate of 20% per annum with a maturity date of January 9, 2008. As of August 15, 2008, the Company was in default on this note.

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

The combined value of the note discounts and discounts related to the beneficial conversion feature on the convertible note is being amortized over the term of the respective convertible notes using the effective interest yield method. The amortization of the discounts was recorded as interest expense under EITF 00-27. For the six months ending June 30, 2008, we recorded interest expense of $39,531 related to amortization of the discounts. We also recorded additional interest expense of $3,910 on the notes for the six months ended June 30, 2008, which was included in accrued interest.

Promissory Notes

Note Payable 1

On November 27, 2006, the Company borrowed $450,000 from a private lender and issued a promissory note to the lender. The note, as amended, had a maturity date of March 30, 2008. Within ten days of the maturity date, the Company was to pay the lender $550,000 less any earlier payments of principal, as satisfaction in full of this obligation. The Company did not pay the note at the maturity date of March 30, 2008. However, the lender has agreed to extend the note so long as the Company makes the monthly payment of $12,500 as required under the amended note.

Series of Notes Payable

In January and February 2007, we borrowed a total of $580,000 from four individual lenders and issued four promissory notes with maturity dates in January and February 2008.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 27, 2007, one of the four promissory notes in the amount of $80,000 together with a convertible note the Company issued to the same lender in April 2007 in the amount of $100,000 were settled with the lender and the Company issued a new promissory note to this lender as part of the settlement agreement in the amount of $150,000. The new promissory note had a maturity date of September 15, 2007, and as of June 30, 2008, had an outstanding balance of $100,000. On April 25, 2008, the new promissory note was extended to July 15, 2008, in consideration for which the Company agreed to issue 1,000,000 shares of common stock to the noteholder and extended the interest rate on the note to 20% per annum. The common stock was valued at $190,000 based on our stock trading price on the note extension date, which was recorded as additional discount on the note. As of June 30, 2008, amortization of the discount amounted to $155,244, which was recorded as interest expense.

On March 15, 2008, the Company entered into a Modification and Settlement Agreement with each of the remaining three noteholders whereby the Company was released from all its obligations under the original promissory notes in the total amount of $500,000. Under the settlement agreements, the Company was required to pay the principal amount of the original notes plus a 10% penalty fee on or before May 1, 2008 (“Due Date”), and to issue to the noteholders an aggregate of 2,500,000 shares of its common stock.

The Company valued the 2,500,000 shares of common stock issued to the lenders at $175,000, using its stock trading price of $0.07 per share at the date of the note settlement agreements. Consequently, the Company recorded additional discounts of $175,000 on the three notes based on the ascribed value of the 2,500,000 shares of common stock, which were amortized over the extended loan period through May 1, 2008. During the six months ended June 30, 2008, the Company recorded amortization of $175,000 on the additional discounts, which were recorded as interest expense. The Company also accrued for the 10% penalty fee of $50,000 at June 30, 2008 as required under the settlement agreement. As of August 15, 2008, the notes remained unpaid and the Company was in default on the obligation.

The Company did not pay the note principal plus the 10% penalty fee by the Due Date, and therefore was required to issue to the noteholders one share of its common stock for every dollar of the principal and penalty then outstanding for every month past the Due Date on which the note principal and penalty charge remain unpaid. As of June 30, 2008, the Company has issued 1,000,000 shares and had 100,000 shares issuable to the noteholders. The shares were valued at $286,000 and recorded as interest expense. If the note principal and the penalty are not paid by November 1, 2008, then the Company will no longer be released from any obligations under the original notes and these settlement agreements will be deemed void. However, the noteholders will nevertheless retain the shares of the Company’s common stock issued pursuant to the settlement agreements.

Other Promissory Notes

In June 2007, we borrowed a total of $75,000 from two individual lenders and issued two promissory notes. The promissory notes provided for interest at a rate of 20% per annum with maturity dates on December 21, 2007. On December 21, 2007, the Company did not repay these loans and as such, was in default. On February 11, 2008, one of the two lenders agreed to extend the due date of the loan to March 15, 2008 in exchange for the Company’s issuance of 50,000 shares of common stock, which were valued using our stock trading price of $0.16 per share at the date of the extension for $8,000 and recorded as interest expense. The Company repaid the loan plus accrued interest of $6,165 on March 28, 2008. On March 18, 2008, the other lender agreed to extend the due date of the loan to May 27, 2008 in exchange for the Company’s issuance of 250,000 shares of common stock, which were valued using the Company’s stock trading price of $0.06 per share at the date of the extension for $15,000 and recorded as additional discount on the note, which was amortized over the extended loan period. At June 30, 2008, the additional discount of $15,000 has been fully amortized which was recorded as interest expense.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In July 2007, we borrowed a total of $430,000 from various individual lenders and issued promissory notes. In October 2007, two of these notes were amended to extend the maturity dates from September and October 2007 to December 2007 and January 2008, respectively, with the interest rate on one of the notes being increased from 10% to 20% per annum. In February 2008, seven notes were amended to extend the maturity dates to dates ranging from February 2008 to June 2008 in exchange for which we agreed to issue a total of 650,000 shares of our common stock to these six lenders. In March 2008, the Company repaid one of the notes in the amount of $15,000 and two notes were amended for a second time to extend the maturity dates to June 2008, in exchange for which we agreed to 1) issue a total of 600,000 shares of our common stock to the lenders; 2) pay $20,000 of accrued interest to one of the lenders; and 3) extend interest rate to 20% per annum on one of the extended notes. In April and May 2008, three notes were amended to extend the maturity dates to June and July 2008, in exchange for which we agreed to 1) issue a total of 275,000 shares of our common stock to the lenders; 2) pay $15,000 of accrued interest to one of the lenders; and 3) extend interest rate to 20% per annum on one of the extended notes. As of June 30, 2008, 1,525,000 shares of our common stock were issued under the terms of these agreements. The Company valued the 1,525,000 shares of common stock at an aggregate amount of $167,500, using its stock trading price at the date of the respective extension agreements. Consequently, additional discounts of $167,500 were recorded and amortized over the extension periods on the respective notes. In July 2008, one note was extended for the fourth time to July 2008 in exchange for which we agreed to issue 50,000 shares to the lender. In August 2008, this note was extended for the fifth time to September 2008 in exchange for which we agreed to issue 100,000 shares to the lender. As of August 15, 2008, the Company was in default on $390,000 of these balances. For the six months ended June 30, 2008, the Company recorded interest expense for the amortization of discounts on these notes in the amount of $209,409, and $83,211 for additional interest and late payment penalties.

On January 21, 2008, the Company borrowed $380,000 from Carr Miller Capital, LLC (“Carr Miller”), and issued a promissory note that provided for interest at 10% per annum with a maturity date of July 24, 2008. Within thirty days of funding of the loan, the lender was also to receive shares of the Company’s common stock equal to five times the numerical dollars of the principal of the loan. As a result, 1,900,000 shares of the Company’s common stock were issued to Carr Miller on February 29, 2008. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. In addition, the Company will pay to Carr Miller a one-time administrative fee of $6,000, which has been recorded as a deferred loan fee and is being amortized over the term of the loan.

We valued the 1,900,000 shares at $342,000 based on our stock trading price of $0.18 on the date of promissory note. The Company allocated the proceeds from issuance of the note and common stock based on the proportionate fair value for each item. Consequently, the promissory note was recorded with a discount of $180,120, based on the ascribed value of the 1,900,000 shares of common stock. Amortization of the discounts on this note for the six months ended June 30, 2008 amounted to $156,379, which was recorded as interest expense. Additional interest expense on this note was recorded for the six months ended June 30, 2008 in the amount of $16,449. As of August 15, 2008, the Company was in default on this note.

Notes Payable – Related Party

On March 6, 2008, the Company borrowed $500,000 from Carr Miller and issued a promissory note that provided for interest at 20% per annum with a maturity date of September 10, 2008. Carr Miller became a related party of the Company at the end of January 2008 upon the appointment of Everett Miller, who controls Carr Miller, as the Company’s Board Director. Within thirty days of funding of the loan, Carr Miller is also to receive shares of the Company’s common stock equal to eleven times the numerical dollars of the principal of the loan. As a result, 5,500,000 shares of the Company’s common stock were issued to Carr Miller on April 2, 2008. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. The Company valued the 5,500,000 shares at $605,000 based on its stock trading price of $0.11 on the date of promissory note. The Company allocated the proceeds from issuance of the note and common stock based on the proportionate fair value for each item. Consequently, a discount of $274,000, based on the ascribed value of the 5,500,000 shares of common stock issued to the lender was recorded. Amortization of the discounts on this note for the six months ended June 30, 2008 amounted to $167,992, which was recorded as interest expense. Additional interest expense on this note was recorded for the six months ended June 30, 2008 in the amount of $30,959.

On April 11, 2008, the Company borrowed $120,000 from Carr Miller and issued a promissory note that provided for interest at 20% per annum with a maturity date of October 11, 2008. Within thirty days of funding of the loan, the lender is also to receive shares of the Company’s common stock equal to eleven times the numerical dollars of the principal of the loan. As a result, 1,320,000 shares of the Company’s common stock were issued to Carr Miller on May 1, 2008. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. The Company valued the 1,320,000 shares at $79,290 based on its stock trading price of $0.06 on the date of promissory note. The Company allocated the proceeds from issuance of the note and common stock based on the proportionate fair value for each item. Consequently, a discount of $47,760, based on the ascribed value of the 1,320,000 shares of common stock issued to the lender was recorded. Amortization of the discounts on this note for the six months ended June 30, 2008 amounted to $20,940, which was recorded as interest expense. Additional interest expense on this note was recorded for the six months ended June 30, 2008 in the amount of $5,326.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summary

The following summarizes the Company’s notes and loan payable as of June 30, 2008:

Instrument	Maturity Dates as of August 15, 2008	Principal Amount Owed	Debt Discount	Amount Reflected on Balance Sheet
Convertible Notes Series 1	September-October 2009	$400,000	$(165,424)	$234,576
Convertible Notes Series 2	October 2007-May 2008	410,000	-	410,000
Convertible Notes Series 3	February-June 2008	180,000	-	180,000
Convertible Notes Series 3 - related party	February-May 2008	390,000	-	390,000
Convertible Notes Series 4	August 2008	175,000	(79,675)	95,325
Convertible Notes Series 4 - related party	August-December 2008	700,000	(363,832)	336,168
Other Convertible Notes	January-August 2008	155,000	(15,469)	139,531
Notes Payable 1	March 2008	450,000	-	450,000
Series of Notes Payable	May 2008	500,000	-	500,000
Other Promissory Notes	January-September 2008	465,000	-	465,000
Notes Payable – related party	July-October 2008	1,100,000	(191,325)	908,675
Total		$4,925,000	$(815,725)	$4,109,275

		Less long-term portion		234,576
		Current portion		$3,874,699

The current portion is reflected in the balance sheet as follows:

	June 30, 2008	December 31, 2007
Notes payable, net	$1,415,000	$1,508,285
Note payable, net – related party	908,675	-
Convertible notes, net	824,856	705,122
Convertible notes, net – related party	726,168	-
	$3,874,699	$2,213,407

Interest expense related to the amortization of discounts on notes payable for the six months ended June 30, 2008 was $3,065,988, of which $803,686 was from related parties. Additional interest on notes payable pursuant to the rates charged on the notes for the six months ended June 30, 2008 was $318,263 of which $77,164 was from related parties. Accrued interest at June 30, 2008 was $602,605 of which $69,557 was due to related parties.

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

On March 23, 2007, the payment terms of the contract with Leo Moore were amended again with additional interest of $20,000 on the outstanding balance. As of December 31, 2007, the balance due to Leo Moore was $229,364 including late payment charges of $35,122. On March 20, 2008, we entered into a Modification and Settlement Agreement with Leo Moore whereby we agreed to settle our obligation due to Leo Moore by paying a total amount of $209,500 on or before June 30, 2008; $5,000 to be paid each month from April through June 2008 with the balance due by June 30, 2008. As of June 30, 2008, the balance due to Leo Moore was $199,500 including accrued interest of $35,000. The Company made the April, May, and June 2008 payment of $5,000 per month to Mr. Moore as scheduled. As of August 15, 2008, the balance of the note remained unpaid and the Company was in default on the obligation.

On July 11, 2006, we entered into a Mutual Release and Settlement Agreement (“Moore Settlement Agreement”) with Jerry Moore, certain of his family members and affiliates (“Moore Family”). Moore Family had received 49,100,000 of our shares of common stock and became the majority shareholder of us on December 15, 2005 during the recapitalization of the Company in 2005. Under the Moore Settlement Agreement, Moore Family agreed to surrender to us 28,485,000 shares of our common stock, in exchange for which we agreed to pay Moore Family a total of $150,000 in installment payments. As of March 31, 2007, we have paid $50,000 to Moore Family. On March 23, 2007, we entered into a Modification Agreement with Moore Family to extend the payment terms on the remaining balance. On March 20, 2008 we entered into another Modification and Settlement Agreement with the Moore Family whereby we agreed to settle our obligation due to Moore Family by paying cash amount of $100,000 on or before June 30, 2008 and issuing 5,000,000 shares of our common stock to Moore Family. The Company valued the common stock at $350,000 based on the closing price of the stock as of the date of the agreement, and fully amortized the cost to interest expense over the term of the March 20, 2008 settlement agreement. As of June 30, 2008, the balance due to Moore Family was $100,000 including accrued interest of $20,000. As of August 15, 2008, the balance of the note remained unpaid and the Company was in default on the obligation.

NOTE 7 - STOCKHOLDERS’ EQUITY - NOT DISCLOSED ELSEWHERE

Common Stock

In April 2008, the Company issued 56,250 shares of common stock for legal services performed in 2006 valued at $0.21 per share.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Shares Issued Pursuant to Various Consulting Agreements

On January 30, 2008, the Company entered into a consulting agreement with David Rosania to provide consulting services and support for business development of energy related properties, assist in development of the Company’s strategic marketing and business plan and to handle other duties as assigned by Company management. As compensation, 155,000 shares of the Company’s common stock were to be issued to Mr. Rosania. The term of this agreement was for a one month period commencing January 1, 2008. These shares were issued on February 1, 2008 and were valued at $.15 per share, based on the closing price of the Company’s common stock on the date of the agreement, resulting in consulting expense of $23,250 in the six-months ended June 30, 2008.

On April 1, 2008, the Company entered into a consulting agreement with William E. Schumacher (“Schumacher”) to provide consulting services and support for the Company’s interim fundraising efforts, assist in development of the Company’s strategic marketing and business plan and to handle other duties as assigned by Company’s management. As compensation, 25,000 shares of the Company’s common stock were issued to Mr. Schumacher. The term of this agreement was for a three month period commencing April 1, 2008. These shares were issued on May 20, 2008 and were valued at $0.06 per share, based on the closing price of the Company’s common stock on the date of the agreement, resulting in consulting expense of $1,500 in the six months ended June 30, 2008.

On April 17, 2008, the Company entered into a consulting agreement with Robert McIlhinney (“McIlhinney”) to provide consulting services and support for the Company’s interim fundraising efforts, assist in development of the Company’s strategic marketing and business plan and to handle other duties as assigned by Company management. As compensation, 75,000 shares of the Company’s common stock were to be issued to Mr. McIlhinney. The term of this agreement was for a three month period commencing April 15, 2008. These shares were issued on May 1, 2008 and were valued at $0.19 per share, based on the closing price of the Company’s common stock on the date of the agreement, resulting in consulting expense of $14,250 in the six-months ended June 30, 2008.

On May 1, 2008, the Company entered into a consulting agreement with Randall P. Cohen (“Cohen”) to provide consulting services and support for the Company’s interim fundraising efforts, assist in development of the Company’s strategic marketing and business plan and to handle other duties as assigned by Company’s management. As compensation, 50,000 shares of the Company’s common stock are to be issued to Mr. Cohen. The term of this agreement was for a three month period commencing April 1, 2008. These shares were issued on May 20, 2008 and were valued at $0.38 per share, based on the closing price of the Company’s common stock on the date of the agreement, resulting in consulting expense of $19,000 in the six months ended June 30, 2008.

On May 6, 2008, the Company and World Stock Exchange (“WSE”) entered into an Investment Relation Agreement, whereby the Company agreed to engage the Investment Relation services of WSE for one month and for compensation in the amount of $1,980 and 150,000 restricted shares of the Company’s common stock which were issued on May 20, 2008. The shares were valued at $0.23 per share as of the date of the agreement and were recorded as consulting expense in the amount of $34,500 for the six months ending June 30, 2008.

On June 1, 2008, the Company entered into a Consulting Agreement with Karl Schmidt (“Schmidt”), whereby, for compensation in the amount of 12,000,000 restricted shares of the Company’s common stock and reimbursement for all approved related business expenses, Schmidt will provide consulting services to the Company for a term of one-quarter commencing on June 1, 2008. The shares were issued on June 24, 2008. On June 30, 2008, the parties agreed that the shares issued were partial consideration for a loan agreement with International Financial Corporation, LLC (see Note 8). They further agreed that if the Company did not receive gross loan proceeds of at least $30,000,000 prior to the end of business on July 3, 2008, Schmidt would return the shares to the Company for cancellation. The Company did not receive the loan proceeds prior to the end of business on July 3, 2008, and as a result the shares were returned and assigned no value as of June 30, 2008.

On June 1, 2008, the Company entered into a Consulting Agreement with D&P Development LLC (“D&P”), a Florida corporation, whereby, for compensation in the amount of 5,000,000 restricted shares of the Company’s common stock and reimbursement for all approved related business expenses, D&P will provide consulting services to the Company for a term of one-quarter commencing on June 1, 2008. The shares were issued on June 24, 2008. On June 30, 2008, the parties agreed that the shares issued were partial consideration for a loan agreement with International Financial Corporation, LLC (see Note 8). They further agreed that if the Company did not receive gross loan proceeds of at least $30,000,000 prior to the end of business on July 3, 2008, D&P would return the shares to the Company for cancellation. The Company did not receive the loan proceeds prior to the end of business on July 3, 2008, and as a result the shares were returned and assigned no value as of June 30, 2008.

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

The 3,333,333 and 138,888 shares of common stock we issued to YA and Newbridge, respectively, have piggy-back registration rights and have been included in shares we offered to sell in our Form S-1/A registration statement filed with the SEC on July 15, 2008.

As of August 15, 2008 no shares had been sold to YA under the SEDA.

Stock Options

On February 26, 2008, the Company’s Board of Directors approved the issuance of non-qualified stock options to the following individuals in accordance with the 2007 Stock Option Plan. The options vested immediately.

Name of Optionee	Number of Stock Options Issued	Exercise Price	Expiration
Everett Miller (consulting service)	2,500,000	$0.25 per share	October 16, 2017
Stanley L. Teeple (Board Director)	5,000,000	$0.25 per share	October 16, 2017
Hercules Pappas (Board Director)	250,000	$0.25 per share	October 16, 2017
Everett Miller (Board Director)	250,000	$0.25 per share	October 16, 2017
Gersten Savage (legal service)	1,000,000	$0.25 per share	October 16, 2017

The estimated fair value of the aforementioned options was calculated using the Black-Scholes model. Consequently, the Company recorded a share-based compensation expense of $1,073,700 for the six months ended June 30, 2008. The following table summarizes the weighted average of the assumptions used in the method.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ending June 30, 2008	Six Months Ending June 30, 2007
Expected volatility	181%	n/a
Dividend yield	n/a	n/a
Expected terms (in years)	10	n/a
Risk-free rate	4.35%	n/a

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

As of July 8, 2008 the Company was in default on all of its insurance policies including, but not limited to, its policies covering general and excess liability, directors and officers, errors and omissions, as well as sudden and accidental coverage on the wells. The occurrence of an uninsured event which may result in financial damage to the Company could have a material adverse effect on our financial condition and results of operations. Management intends to have all of these policies reinstated. As of August 15, 2008, these policies have not been reinstated, and management is unaware of any uninsured event which may result in financial damages to the Company.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Title to Properties

The Company’s practice has been to acquire ownership or leasehold rights to oil and natural gas properties from third parties. Most of the Company’s current drilling operations are conducted on properties acquired from third parties. Our existing rights are dependent on those previous third parties having obtained valid title to the properties. Prior to the commencement of gas drilling operations on those properties, the third parties customarily conduct a title examination. The Company generally does not conduct examinations of title prior to obtaining its interests in its operations, but rely on representations from the third parties that they have good, valid and enforceable title to the oil and gas properties. Based upon the foregoing, we believe that we have satisfactory title to our producing properties in accordance with customary practices in the gas industry. The Company has recently become aware of potential historical discrepancies in the chain of title and other possible title imperfections pertaining to certain of its properties. The Company is not aware of the assertion or threatened assertion of any adverse claims against title to such properties. The Company intends to work with the third party predecessors in interest to resolve these discrepancies and imperfections in accordance with accepted industry practices.

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

Other

In December 2006, the Company was cited for certain violations by the West Virginia Department of Environmental Protection (“DEP”) pertaining to the drilling area around their wells. The violations generally consist of: the Company’s failure to seed and mulch the ground in the well area; the failure to properly mark the wells with signage; and leaving certain piping on the ground. In February 2007, the Company engaged a contractor to cure these violations and obtain abatements from the DEP. The estimated remediation costs were $50,000, of which the Company paid $25,000 in February 2007. As of November 15, 2007, the contractor has not completely finished the remediation work and since that time, the Company has renegotiated the remediation contract by agreeing to pay $16,000 for all remaining work. At the time when all remediation work is done, it is expected that the DEP will abate all violations. The DEP has allowed the Company to continue its drilling and production during this curative process. The estimated remediation costs were included in accounts payable and accrued expenses at June 30, 2008.

On February 26, 2007, we entered into a settlement agreement with Morgantown Excavators, Inc. (“MEI”) for the outstanding balance of $50,010 we owed to MEI for the environmental remediation services provided by MEI during the first and second quarter of 2006. In March and May 2007, we paid a total of $10,000 to MEI. As of June 30, 2008, we still owed MEI $37,010 which is included in accounts payable and accrued expenses in the accompanying balance sheet, and remained unpaid as of August 15, 2008.

On March 7, 2007, the Company entered into a consulting agreement with Big Apple Consulting USA, Inc. (“Big Apple”), whereby Big Apple was to market and promote the Company to its network of brokerage firms and market makers. Big Apple was responsible for locating and introducing potential investors to the Company through telemarketing and other networking activities, as well as representing the Company in responding to investor inquiries. The Company was to compensate Big Apple in the form of either the Company’s shares of free trading common stock or cash, at the Company’s option. The term of the consulting agreement was for one year, and the Company had the right to extend the term for an additional year after the initial expiration date. The Company was unable to compensate Big Apple with free trading common stock however did issue 5,000,000 shares of its restricted common stock to Big Apple in 2007, and the Company recorded $5,250,000 of consulting expense in the first quarter of 2007 for the value of the common stock issued to Big Apple. Because the Company was unable to provide Big Apple with free trading shares, Big Apple failed to perform under the terms of the contract. Big Apple subsequently asserted that the Company had a remaining obligation under the contract in the amount of $260,000 for services performed under the consulting agreement. In April 2008 the Company agreed to pay $20,000 and issue 1,030,000 shares of restricted common stock to Big Apple as payment for the $260,000 obligation. The Company has recorded this obligation as consulting expense for the six-months ended June 30, 2008. The Company issued the 1,030,000 shares of common stock to Big Apple in May 2008.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On June 28, 2007, the Company entered into two Restricted Equity Purchase Agreements with Mercatus & Partners Limited, a United Kingdom Private Limited Company (“Mercatus”).

The Company subsequently decided not to proceed with the intended purchase agreements with Mercatus and the 17,440,000 shares were returned on June 2, 2008.

At December 31, 2007, the Company did not perform a management assessment or prepare a report on its internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002.

On April 25, 2008, the Company entered into a Letter of Intent (“LOI”) with International Financial Corporation, LLC, a Nevada Limited Liability Company (“International”) whereby both parties agreed to become members of Rivers West Energy, LLC. Under the LOI, International also agreed to provide the Company, upon the execution of a definitive agreement governing the understanding between the Company and International, with funds in the total amount of $624,000,000 for capital expenditures specified in the agreement and general working capital of the Company, to be disbursed to the Company from time to time, as provided in the LOI (the “Funding”). The LOI also provided that, within sixty days of the signing of the LOI, International shall use its best efforts to obtain a three year bridge financing for the Company in the amount of $150,000,000, which amount may be prepaid by the Company without penalty (the “Bridge Financing”). The LOI provides that the Company and International are to become members of Rivers West with the Company owning a 60% membership interest and International owning a 40% membership interest in Rivers West. As further consideration to International, the Company is to provide International with 100,000,000 shares of its restricted common stock (the “International Shares”) following the execution of the LOI or of a definitive agreement between the Company and International. As of August 15, 2008, the International Shares were placed in escrow and will be delivered to International upon the receipt of $192,000,000 of the Funding by Rivers West.

The LOI indicates that i.) International will be making this investment if it receives funds from a third party which it has no authority to bind; ii.) as of the date of the LOI the funding had not been obtained by International; iii.) when or if such funding occurs involves matters beyond the control of International; iv.) International shall have such funds available before entering into a formal loan agreement with Indigo; v.) in the event such funding is not received within 120 days of the date of the LOI, neither party shall have any further obligation to the other; and vi.) in the event the appropriate agreements are not signed within 90 days from the date of the LOI, the terms and conditions of the LOI sheet will terminate. On August 8, 2008, International agreed to extend the terms of the LOI through September 30, 2008.

As further consideration for the LOI, the Company agreed to pay to Spectrum Facilitating Technologies, LLC, a Limited Liability Company (“Spectrum”) engaged by International to seek and investigate loan transactions on its behalf, the amount of $150,000, as well as to transfer to Spectrum 5,000,000 shares of the Company’s restricted common stock for bridge financing due diligence services. The company paid the $150,000 in April and issued the 5,000,000 shares to Spectrum in May 2008. The shares were valued at $0.19 per share based on the Company’s stock trading price ont he date of LOI for a total of $950,000, which was expensed by the Company for the six months ended June 30, 2008.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contemporaneously with the execution of the LOI, the Company entered into an agreement with Epicenter Oil and Gas, LLC, (“Epicenter”) Depocenter Oil & Gas, LLC (“Depocenter”), Robert Turnage (“Turnage”), Frank Finkbeiner (“Finkbeiner”) and Rivers West (collectively the “Parties”), whereby Epicenter and Depocenter are to contribute certain assets to Rivers West pursuant to an Asset Purchase Agreement which was signed by the Parties on May 6, 2008. The assets to be transferred to Rivers West by Epicenter and Depocenter consist primarily of certain oil and gas leases on approximately 106,000 acres of land located in southern Illinois, southwestern Indiana and western and west central Kentucky to be used for oil and gas exploration and production. The agreement to transfer the assets becomes binding upon the Company’s execution of the LOI and the receipt by the Company of a minimum investment of $192,000,000 under the terms of the Funding and the receipt by the Company of $150,000,000 of Bridge Financing (the “Triggering Events”). Upon satisfaction of the Triggering Events, Turnage and Finkbeiner will become executive officers of the Company, and will each execute three-year employment agreements with the Company to become officers of Indigo. The employment agreements will each provide Turnage and Finkbeiner with an annual base salary of $1,200,000 and discretionary bonuses based upon mutually agreeable performance criteria. The employment agreements will also contain three-year non-compete provisions to be effective from the date the employment agreements expire. As further consideration, the Company is to provide Turnage and Finkbeiner each with 75,000,000 shares of Indigo restricted common stock.

NOTE 9 - RELATED PARTY TRANSACTIONS - NOT DISCLOSED ELSEWHERE

On December 27, 2007, in connection with the Standby Equity Distribution Agreement (“SEDA”) (see Standby Equity Distribution Agreement section under Note 7), we agreed to issue 166,667 shares of common stock to Stacey Yonkus, one of our Board Members, in compensation for the services she provided. These shares were issued on January 18, 2008.

On May 26, 2006, we executed a consulting agreement with Stanley Teeple, Inc. (“STI”), a related party, to provide services related to accounting and SEC reporting. On February 28, 2008, our Board of Directors approved the issuance of a stock option to STI to purchase another 5,000,000 shares of our common stock pursuant to our 2007 Stock Option Plan. The option vested immediately on the option grant date, has an exercise price of $0.25 per share and expires on October 16, 2017 (see Non-Qualified Stock Options under Note 7). The Company recorded consulting expense of $596,500 for the issuance of this option to STI in the six-month period ending June 30, 2008.

In January 2008, John Hurley resigned as our Board Director and Everett Miller and Hercules Pappas were elected to fill in the two vacancies of our Board of Directors. As compensation for their services as members of our Board of Directors, Mr. Miller and Mr. Pappas each received an option to purchase 250,000 shares of our common stock pursuant to our 2007 Stock Option Plan. The options vested immediately on the option grant date, have an exercise price of $0.25 per share and expire on October 16, 2017 (see Non-Qualified Stock Option under Note 7). During the six months ended June 30, 2008, we recorded an aggregate consulting expense of $59,660 for the options issued to Messrs. Miller and Pappas.

In January 2008, the Company entered into a consulting agreement with Everett Miller, our Board Member and related party, to provide consulting services and support for business development of energy related properties, assist in development of the Company’s strategic marketing and business plan and to handle other duties as assigned by Company management. As compensation, the Company was required to issue a non-qualified stock option to Mr. Miller under its 2007 Stock Option Plan to purchase 2,500,000 shares of the Company’s common stock with an exercise price of $0.25 per share. This option was issued by the Company on February 26, 2008 (see Note 7 Non-Qualified Stock Option). The Company recorded consulting expense in the amount of $298,250 related to this option in the six month period ending June 30, 2008. The term of this agreement was for a three month period commencing January 1, 2008 and is subject to cancellation by either party with 30-day written notice.

NOTE 10 - SUBSEQUENT EVENTS NOT DISCLOSED ELSEWHERE

On July 7, 2008, the Company reached a settlement agreement with an individual who agreed to perform services in exchange for 4,000,000 shares the Company’s common stock in 2005. As a result of the settlement, the individual returned 2,000,000 of the shares to the Company.

On July 11, 2008, the Company borrowed $400,000 from Carr Miller, a related party, and issued a promissory note that provided for interest at 20% per annum with a maturity date of January 11, 2009. Within thirty days of funding of the loan, Carr Miller is to receive 4,000,000 shares of our common stock. In addition, Carr Miller has the option to either receive all principal and interest due on the loan within ten days of the maturity date or to convert the principal and interest due on the notes into shares of our common stock at a conversion price equal to 80% of the average ten-day closing price of the stock immediately preceding the due date. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 17, 2008, the Company entered into a loan agreement (the “Agreement”) with BJ Petro, Inc., a Nevada corporation (“BJ Petro”) wherein BJ Petro agreed to provide the Company with a loan in the amount of $686,400,000, to be secured by certain assets of the Company. Under its terms, the Agreement does not become effective unless and until a letter of credit is issued by the Company in the name of BJ Petro’s Attorney Trust Account in the amount of $10,000,000, which letter of credit shall be held as additional collateral on the loan. Under the terms of the agreement, the letter of credit shall have an issue and maturity date which is ninety (90) business days from the date of its issuance and shall be automatically released after the expiration of the ninety (90) day period and shall be replaced at that time by cash collateral deducted from the loaned amounts received by the Company from BJ Petro.

BJ Petro undertakes to deliver the initial loan amount of $35,200,000 to the Company within thirty (30) business days of its receipt of the letter of credit, with the remainder of the loan to be disbursed in six (6) tranches, provided that the Company continues to increase the cash collateral to equal 10% of the outstanding loan amount at the time of disbursement. Under the Agreement, the entire loan amount will be disbursed to the Company within one hundred (100) business days from the issuance of the letter of credit.

The letter of credit in the amount of $10,000,000 is to be provided by LCCom, Ltd., a company unrelated to either of the parties, for a fee of $400,000 which the Company paid on July 18, 2008.

The loan to be provided under the Agreement, once made available to the Company, bears interest at the rate of four percent (4%) per annum and shall be payable over a period of fifteen (15) years. Repayment of the principal amount of the loan does not commence until the end of three (3) years after the initial loan amount is disbursed to the Company. BJ Petro will also charge a loan proleasing fee equal to 1% of the total loan proceeds, to be deducted proportionately from each loan disbursement amount.

On July 22, 2008, the Company loaned Rivers West $300,000 and received a promissory note from Rivers West that carries interest at 5% per annum with a maturity date of January 22, 2009.

On July 22, 2008, the Company borrowed $500,000 from Carr Miller, a related party, and issued a promissory note that provided for interest at 20% per annum with a maturity date of January 22, 2009. Within thirty days of funding of the loan, Carr Miller is to receive 5,000,000 shares of our common stock. In addition, Carr Miller has the option to either receive all principal and interest due on the loan within ten days of the maturity date or to convert the principal and interest due on the notes into shares of our common stock at a conversion price equal to 80% of the average ten-day closing price of the stock immediately preceding the due date. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount.

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

Results of Operations for the Six Months Ended June 30, 2008 and June 30, 2007

We incurred a net loss for the six-month period ended June 30, 2008 in the amount of $8,842,285 compared to a net loss of $19,869,019 for the six-month period ended June 30, 2007. The decrease in net loss of $11,026,734 was primarily attributable to an $10,992,376 decrease in general and administrative expenses and a $750,377 decrease in interest expense, which were offset by a $710,321 increase in settlement expense.

Revenues

We generated revenue in the amount of $291,587 for the six-month period ended June 30, 2008 compared to $294,664 for the six-month period ended June 30, 2007.

Depletion Expense

We recorded a depletion expense on our proved properties of $51,788 for the six-month period ended June 30, 2008 compared to $98,831 for the six-month period ended June 30, 2008. The decrease of $47,043 in depletion expense was primarily due to our decreased oil and gas carrying costs at June 30, 2008 as a result of impairment charges as compared with those at June 30, 2007.

General and Administrative Expenses

General and administrative expenses for the six-month period ended June 30, 2008 were $3,429,299, compared to $14,421,675 for the six-month period ended June 30, 2007. The decrease of $10,992,376 in general and administrative expenses was primarily due to a decrease in consulting and of share-based compensation expense in the amount of $11,032,904. General and administrative expenses of $3,429,299 for the six-month period ended June 30, 2008 were primarily comprised of $1,610,746 of consulting fees, $1,073,700 of share-based compensation related to the stock options we granted to our officer, directors, consultant and legal advisor, $345,916 of accounting fees, and $202,073 of legal fees.

Interest Expense

Interest expense for the six-month period ended June 30, 2008 was $4,778,826 compared to $5,529,203 for the six-month period ended June 30, 2007. Interest expense incurred in the six-month period ended June 30, 2007 primarily consisted of $4,555,258 for the value of shares we issued to various drillers as a result of the forbearance agreements we entered into with those drillers, $840,673 of interest on various notes payable, including amortization of discounts on the notes in the amount of $708,819, and $66,644 of interest related to the amortization of the beneficial conversion feature on our Series 1 convertible notes. Interest expense for the six-month period ended June 30, 2008 was primarily comprised of $830,000 of interest related to drilling lease option extensions, $3,888,900 of interest on various notes payable, including amortization of discounts on the notes in the amount of $2,999,323, and $66,666 of interest related to the amortization of the beneficial conversion feature on our Series 1 convertible notes.

Settlement Expense

We incurred settlement expense from our Global Settlement Agreement with all the other partners of Indigo LP for the six-month period ended June 30, 2008 in the total amount of $770,246.

Pre-Acquisition Income and Minority Interest

For the six-month period ended June 30, 2008, we recorded a pre-acquisition income of $44,135. This represented the 50% net income from Indigo LP for the three-month period ended March 31, 2008, the date of the Global Settlement Agreement we entered into with the other partners of Indigo LP, which was allocated to those partners. The $45,025 of minority interest recorded for the six-month period ended June 30, 2007 represented the 50% of net loss from Indigo LP for the six-month period ended June 30, 2007, which was allocated to the other partners of Indigo LP.

Preferred Dividend

Preferred dividend for the six-month period ended June 30, 2008 was $0 compared to $376,428 for the six-month period ended June 30, 2007. Preferred divided recorded during 2007 was related to the amortization of beneficial conversion feature on our Series A convertible super preferred stock, which had all been converted into shares of our common stock at December 31, 2007.

Results of Operations for the Three Months Ended June 30, 2008 and June 30, 2007

We incurred a net loss for the three-month period ended June 30, 2008 in the amount of $4,741,950 compared to a net loss of $1,564,200 for the three-month period ended June 30, 2007. The increase in net loss of $3,177,750 was primarily attributable to an $2,524,125 increase in interest expense and to an $579,786 increase in general and administrative expenses, which were offset by a $154,276 decrease in revenues.

Revenues

We generated revenue in the amount of $98,885 for the three-month period ended June 30, 2008 compared to $253,161 for the three-month period ended June 30, 2007. The $154,276 decrease in revenue was primarily due to (1) the suspending of our revenue by one operator due to our outstanding drilling costs due to the operator and (2) adjustment to previous production estimates.

Depletion Expense

We recorded a depletion expense on our proved properties of $29,768 for the three-month period ended June 30, 2008 compared to $98,831 for the six-month period ended June 30, 2008. The decrease of $69,063 in depletion expense was primarily due to our decreased oil and gas carrying costs at June 31, 2008 as a result of impairment charge as compared with those at June 30, 2007.

General and Administrative Expenses

General and administrative expenses for the three-month period ended June 30, 2008 were $1,601,653, compared to $1,021,867 for the three-month period ended June 30, 2007. The increase of $579,786 in general and administrative expenses was primarily due to an increase in consulting and of share-based compensation expense in the amount of $532,201. General and administrative expenses of $1,601,653 for the three-month period ended June 30, 2008 were primarily comprised of $1,234,901 of consulting fees, $173,915 of accounting fees, and $111,710 of legal fees.

Interest Expense

Interest expense for the three-month period ended June 30, 2008 was $3,083,568 compared to $619,369 for the three-month period ended June 30, 2007. Interest expense incurred in the three-month period ended June 30, 2007 primarily consisted of $528,615 of interest on various notes payable, including amortization of discounts on the notes in the amount of $494,077, and $33,333 of interest related to the amortization of the beneficial conversion feature on our Series 1 convertible notes.

Interest expense for the three-month period ended June 30, 2008 was primarily comprised of $405,000 of interest related to drilling lease option extensions, $2,678,568 of interest on various notes payable, including amortization of discounts on the notes in the amount of $2,126,555, and $33,333 of interest related to the amortization of the beneficial conversion feature on our Series 1 convertible notes.

Minority Interest

There is no minority interest recorded for the three-month period ended June 30, 2008 as a result of the Global Settlement Agreement we entered into with the other partners of Indigo LP dated March 31, 2008. The $51,775 of minority interest recorded for the three-month period ended June 30, 2007 represented the 50% of net loss from Indigo LP for the three-month period ended June 30, 2007, which was allocated to the other partners of Indigo LP.

Preferred Dividend

Preferred dividend for the three-month period ended June 30, 2008 was $0 compared to $154,656 for the three-month period ended June 30, 2007. Preferred divided recorded during 2007 was related to the amortization of beneficial conversion feature on our Series A convertible super preferred stock, which had all been converted into shares of our common stock at December 31, 2007.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of our common stock and the use of convertible debt. As of June 30, 2008, we had a cash balance of $2,097.

We require a minimum of approximately $8,000,000 for the next 12 months, which includes approximately $850,000 to pay for our outstanding professional fees, $1,350,000 to pay for the outstanding drilling costs to various drillers, $200,000 to the other former partners of Indigo LP as a result of the settlement agreement, $4,100,000 to pay our note payable obligation as well as $600,000 of accrued interest and additional funds to meet our capital needs for the anticipated drilling, development, and production activities on our property as well as any other oil and gas properties we may acquire over the next twelve months. In addition to the minimum amount required, the Company expects to spend an additional $4,500,000 for drilling activities. Moreover, in the event we locate additional prospects for acquisition, experience cost overruns at our current prospects or fail to generate projected revenues, we will also need additional funds during the next twelve months. We currently do not have sufficient funds to fund our current operations or such capital calls, pay our debts and other liabilities, and operate at our current levels for the next twelve months. Accordingly, we need to raise additional funds through sales of our securities or otherwise, immediately.

The Company plans to raise funds from private offerings of equity and debt securities in order to fund its operations through June 30, 2009.

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

On July 17, 2008, the Company entered into a loan agreement (the “Agreement”) with BJ Petro, Inc., a Nevada corporation (“BJ Petro”) wherein BJ Petro agreed to provide the Company with a loan in the amount of $686,400,000, to be secured by certain assets of the Company and which funds will be used for general working capital of the Company. Under its terms, the Agreement does not become effective unless and until a letter of credit is issued by the Company in the name of BJ Petro’s Attorney Trust Account in the amount of $10,000,000, which letter of credit shall be held as additional collateral on the loan. Under the terms of the agreement, the letter of credit shall have an issue and maturity date which is ninety (90) business days from the date of its issuance and shall be automatically released after the expiration of the ninety (90) day period and shall be replaced at that time by cash collateral deducted from the loaned amounts received by the Company from BJ Petro.

BJ Petro undertakes to deliver the initial loan amount of $35,200,000 to the Company within thirty (30) business days of its receipt of the letter of credit, with the remainder of the loan to be disbursed in six (6) tranches, provided that the Company continues to increase the cash collateral to equal 10% of the outstanding loan amount at the time of disbursement. Under the Agreement, the entire loan amount will be disbursed to the Company within one hundred (100) business days from the issuance of the letter of credit.

The letter of credit in the amount of $10,000,000 is to be provided by LCCom, Ltd., a company unrelated to either of the parties, for a fee of $400,000 which the Company paid on July 18, 2008. The Company obtained the $400,000 from Carr Miller pursuant to a promissory note dated July 11, 2008 which bears interest of the rate of 20% per annum.

The loan to be provided under the Agreement, once made available to the Company, bears interest at the rate of four percent (4%) per annum and shall be payable over a period of fifteen (15) years. Repayment of the principal amount of the loan does not commence until the end of three (3) years after the initial loan amount is disbursed to the Company. BJ Petro will also charge a loan processing fee equal to 1% of the total loan proceeds, to be deducted proportionately from each loan disbursement amount.

Convertible Notes - Series 1

In return for $2,662,100 received in April 2006 and continuing through October 2006, we issued convertible notes, (“Convertible Notes”). The notes had maturity dates three years from the date of issuance and bore interest at 8% per annum. As of December 31, 2007, the noteholders have converted $2,262,100 of principal into 2,714,250 shares of our common stock. The notes provide that the 8% interest is due and payable only if the trading price of our stock fell below $0.15625 in a given month, whereby we would then be responsible for paying interest on the outstanding balance of the notes for that month.

Convertible Notes - Series 2

In February 2008, we issued 30,000 shares of common stock to one of the lenders as consideration for an extension on the maturity date of a $10,000 note to February 29, 2008. In April 2008, we issued an additional 85,000 shares of common stock to this lender as consideration for an extension to May 15, 2008.

As of June 30, 2008, the Company has failed to pay the obligations amounting to $410,000 on the series of convertible notes, and as such, was in default on those obligations. As of August 15, 2008, these obligations remained in default. Management is in discussions with certain noteholders regarding the forbearance of their respective obligations, and anticipates using the proceeds from equity contributions to repay those note obligations.

Convertible Notes - Series 3

At June 30, 2008, the Company owed $570,000 to various lenders on series of borrowings during October through December 2007, of which $390,000 was due to related parties ($300,000 was due to Carr Miller, who became a related party of the Company at the end of January 2008 upon the appointment of Everett Miller, who controls Carr Miller, as the Company’s Board Director; $65,000 was due to James Walter Sr., who became one of our Board Members in October 2007 and $25,000 was due to Tammy Walter, a family member of James Walter Sr.). The promissory notes provided for interest at 20% per annum with maturity dates ranging from February through May 2008. The Company did not pay certain of these notes at their original maturity dates, and, as a result, incurred late charges pursuant to the late payment penalty provisions of the notes. In addition, one of the convertible notes was amended to extend the maturity date in consideration for which the Company agreed to issue to the noteholder 75,000 shares of its common stock, and pay interest at 20% per annum during the extended note period. The total of the Company’s common stock provided to the lenders in connection with late payment penalties and extension amounted to 8,113,549 shares, of which 166,667 were issuable as of June 30, 2008.

As of June 30, 2008, the Company was in default on obligations on these convertible notes amounting to $570,000. As of August 15, 2008, these obligations remained in default. Management is in discussions with certain noteholders regarding the forbearance of their respective obligations, and anticipates using the proceeds from equity contributions or loans to repay these note obligations.

Convertible Notes - Series 4

In April and June 2008, we borrowed a total of $875,000 from various lenders and issued promissory notes of which $700,000 was due to related parties ($600,000 was due to Carr Miller and $100,000 was due to James Walter Sr.). The promissory notes provided for interest at 20% per annum with maturity dates ranging from August through December 2008. The lenders have the option to either receive all principal and interest due on the notes into shares of our common stock at a conversion price equal to 80% of the average ten-day closing price of the stock immediately preceding the date. Within thirty days of funding of the loans, the lenders are to receive shares of our common stock equal to ten times the numerical dollars of the principal of the loan. In the event the notes are unpaid within ten days of their maturity dates, we will incur a late charge equal to 10% of the note amount and be required to issue common stock equal in value to the principal amount borrowed every 30 days from the default date until the notes are paid. In May 2008 we issued a total of 7,750,000 shares of common stock to the lenders. As of June 30, 2008, we had 1,000,000 shares issuable to one lender.

Other Convertible Notes

On July 9, 2007, we borrowed $100,000 from an individual lender and issued a promissory note that provided for interest at a rate of 20% per annum with a maturity date of January 9, 2008. As of August 15, 2008, the Company was in default on this note.

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

Promissory Notes

Note Payable 1

On November 27, 2006, the Company borrowed $450,000 from a private lender and issued a promissory note to the lender. The note, as amended, had a maturity date of March 30, 2008. Within ten days of the maturity date, the Company was to pay the lender $550,000 less any earlier payments of principal, as satisfaction in full of this obligation. The Company did not pay the note at the maturity date of March 30, 2008. However, the lender has agreed to extend the note so long as the Company makes the monthly payment of $12,500 as required under the amended note.

Series of Notes Payable

In January and February, 2007, we borrowed a total of $580,000 from four individual lenders and issued four promissory notes with maturity dates in January and February 2008.

On July 27, 2007, one of the four promissory notes in the amount of $80,000 together with a convertible note the Company issued to the same lender in April 2007 in the amount of $100,000 were settled with the lender and the Company issued a new promissory note to this lender as part of the settlement agreement in the amount of $150,000. The new promissory note had a maturity date of September 15, 2007, and as of June 30, 2008, had an outstanding balance of $100,000. On April 25, 2008, the new promissory note was extended to July 15, 2008, in consideration for which the Company agreed to issue 1,000,000 shares of common stock to the noteholder and extended the interest rate on the note to 20% per annum.

On March 15, 2008, the Company entered into a Modification and Settlement Agreement with each of the remaining three noteholders whereby the Company was released from all its obligations under the original promissory notes in the total amount of $500,000. Under the settlement agreements, the Company was required to pay the principal amount of the original notes plus a 10% penalty fee on or before May 1, 2008 (“Due Date”), and to issue to the noteholders an aggregate of 2,500,000 shares of its common stock.

As of June 30, 2008, the Company accrued for the 10% penalty fee of $150,000. As of August 15, 2008, the notes remained unpaid and the Company was in default on the obligation.

The Company did not pay the note principal plus the 10% penalty fee by the Due Date, and was required to issue to the noteholders one share of its common stock for every dollar of the principal and penalty then outstanding for every month past the Due Date on which the note principal and penalty charge remain unpaid. As of June 30, 2008, the Company was obligated to issue 1,100,000 shares of common stock of which 1,000,000 were issued and the remaining 100,000 were issuable. If the note principal and the penalty are not paid by November 1, 2008, then the Company will no longer be released from any obligations under the original notes and these settlement agreements will be deemed void. However, the noteholders will nevertheless retain the shares of the Company’s common stock issued pursuant to the settlement agreements.

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

In July 2007, we borrowed a total of $430,000 from various individual lenders and issued promissory notes. In October 2007, two of these notes were amended to extend the maturity dates from September and October 2007 to December 2007 and January 2008, respectively, with the interest rate on one of the notes being increased from 10% to 20% per annum. In February 2008, seven notes were amended to extend the maturity dates to dates ranging from February 2008 to June 2008 in exchange for which we agreed to issue a total of 650,000 shares of our common stock to these six lenders. In March 2008, the Company repaid one of the notes in the amount of $15,000 and two notes were amended for a second time to extend the maturity dates to June 2008, in exchange for which we agreed to 1) issue a total of 600,000 shares of our common stock to the lenders; 2) pay $20,000 of accrued interest to one of the lenders; and 3) extend interest rate to 20% per annum on one of the extended notes. In April and May 2008, three notes were amended to extend the maturity dates to June and July 2008, in exchange for which we agreed to 1) issue a total of 275,000 shares of our common stock to the lenders; 2) pay $15,000 of accrued interest to one of the lenders; and 3) extend interest rate to 20% per annum on one of the extended notes. As of June 30, 2008, 1,525,000 shares of our common stock were issued under the terms of these agreements. In July 2008, one note was extended for the fourth time to July 2008 in exchange for which we agreed to issue 50,000 shares to the lender. In August 2008, this note was extended for the fifth time to September 2008 in exchange for which we agreed to issue 100,000 shares to the lender. As of August 15, 2008, the Company was in default on $390,000 of these balances.

On January 21, 2008, the Company borrowed $380,000 from Carr Miller, a related party, and issued a promissory note that provided for interest at 10% per annum with a maturity date of July 24, 2008. Within thirty days of funding of the loan, the lender was also to receive shares of the Company’s common stock equal to five times the numerical dollars of the principal of the loan. As a result, 1,900,000 shares of the Company’s common stock were issued to Carr Miller on February 29, 2008. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. In addition, the Company will pay to Carr Miller a one time administrative fee of $6,000.

Notes Payable - Related Party

On March 6, 2008, the Company borrowed $500,000 from Carr Miller and issued a promissory note that provided for interest at 20% per annum with a maturity date of September 10, 2008. Carr Miller became a related party of the Company at the end of January 2008 upon the appointment of Everett Miller, who controls Carr Miller, as the Company’s Board Director. Within thirty days of funding of the loan, Carr Miller is also to receive shares of the Company’s common stock equal to eleven times the numerical dollars of the principal of the loan. As a result, 5,500,000 shares of the Company’s common stock were issued to Carr Miller on April 2, 2008. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount.

On April 11, 2008, the Company borrowed $120,000 from Carr Miller and issued a promissory note that provided for interest at 20% per annum with a maturity date of October 11, 2008. Within thirty days of funding of the loan, the lender is also to receive shares of the Company’s common stock equal to eleven times the numerical dollars of the principal of the loan. As a result, 1,320,000 shares of the Company’s common stock were issued to Carr Miller on May 1, 2008. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount.

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

Off Balance Sheet Reports

The Company had no off balance sheet transactions during the quarter ended June 30, 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

There have been no significant changes in our market risks since the year ended December 31, 2007. For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2007, as amended, and the Registration Statement on Form S-1/A filed on July 15, 2008.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of June 30, 2008.

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

Changes in Internal Control over Financial Reporting

The following changes were implemented to our system of internal control over financial reporting during the fiscal quarter ending June 30, 2008 which were designed to strengthen our internal control over financial reporting.

•	Computers are now backed up weekly and data stored off site at the CFO’s home.

•	Virus and firewall software was purchased and installed.

•
We have engaged the CPA firm, which assists us with our internal accounting, to ask each employee individually a series of questions relating to possible fraud, questionable transaction and report any discrepancy or suspicion to the CEO.

•
Both the CEO and CFO meet quarterly to review transactions, reporting, stock issuances, bank statements, and obligations of the Company and the CEO independently compares that information to information provided by the CPA firm used to prepare statements.

•
Where the Company determines a possibility of risk from underreporting or a conflict in factual evidence, it has created an electronic trail to support assumptions for agreements and contracts that include the intervention of counsel.

•	The Company now requires review of counsel prior to any signing of contract or agreement with such review also encompassing any requirements for 8K or similar filing disclosures.

•	The Company now has counsel review and comment prior to release of any information into the public domain.

Other

We intend to become compliant in implementing added internal controls, document present procedures and hire a consultant to assure compliance with new self-assurance requirements. We expect to hire additional accounting staff which will provide for the segregation of duties necessary for a strong system of internal control.

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

In April 2008 the Company issued 2,935,000 shares of common stock for promissory note extensions.

In April 2008 the Company issued 5,496,624 shares of common stock for promissory note penalties.

In April 2008 the Company issued 56,250 shares of common stock for legal services performed in 2006 valued at $0.21 per share.

In May 2008 the Company issued 9,070,000 shares of common stock as part of consideration for $895,000 of promissory notes.

In May 2008 the Company issued 1,100,000 shares of common stock for promissory note extensions.

In May 2008 the Company issued 1,370,973 shares of common stock for promissory note penalties.

In May 2008 the Company issued 6,330,000 shares of common stock for consulting services performed in 2008.

In June 2008 the Company issued 2,004,285 shares of common stock for promissory note penalties.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As of August 8, 2008, the Company is in default of the following senior securities:

Name of Debtor	Type of Obligation	Principal Amount	Amount Outstanding As of June 30, 2008	*
Convertible Note - Series 2
Denny Ramos	Promissory Note	$75,000	$100,664
Carrie Jean Doine	Promissory Note	$50,000	$67,110
Joanne Muhlberger	Promissory Note	$25,000	$33,555
Karen Goetz	Promissory Note	$10,000	$13,318
MLPF&S CUST FBO Dean Davis	Promissory Note	$100,000	$133,233
Jerry Braatz, Sr.	Promissory Note	$75,000	$99,349
Kirsten Braatz	Promissory Note	$50,000	$66,178
Monique Braatz	Promissory Note	$25,000	$32,897

Convertible Note Series 3
Tammy S. Walter	Promissory Note	$25,000	$30,856
James T. Dunn, III	Promissory Note	$50,000	$61,712
James C. Walter, Sr.	Promissory Note	$25,000	$30,856
Kirsten Braatz	Promissory Note	$25,000	$30,856
Jerry Braatz, Sr.	Promissory Note	$50,000	$61,712
Keith Galloway	Promissory Note	$25,000	$30,815
Donald Blatherwick	Promissory Note	$30,000	$36,978
Carr Miller Capital, LLC	Promissory Note	$300,000	$340,521
James C. Walter Sr.	Promissory Note	$40,000	$48,405

Other Convertible Notes
MLPF&S CUST FBO Dean Davis	Promissory Note	$100,000	$129,516

Series of Notes Payable
Kirsten Braatz	Settlement Agr.	$200,000	$220,000
William Wenzel	Settlement Agr.	$200,000	$220,000
James T. Dunn III	Settlement Agr.	$100,000	$110,000

Other Promissory Notes
Lonnie Somora	Promissory Note	$50,000	$65,055
Antoinette Davis	Promissory Note	$25,000	$17,527
Jeremey Sanchez & Heather McIlhinney	Promissory Note	$125,000	$121,111
John Fisher	Promissory Note	$25,000	$32,377
Robert Rosania	Promissory Note	$25,000	$30,459
Raymond & Gerri Garonski	Promissory Note	$40,000	$51,605
Doyce Lee Humphrey	Promissory Note	$50,000	$64,315
Keith Galloway	Promissory Note	$50,000	$64,315
Jack McIlhinney	Promissory Note	$50,000	$64,315

Notes Payable - Related Party
James C. Walter Sr.	Promissory Note	$100,000	$122,534
Carr Miller Capital, LLC	Promissory Note	$380,000	$383,331

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Identification of Exhibit

3.1	Articles of Incorporation*

3.2	By-Laws*

10.1	Promissory Note issued to Carr Miller, LLC dated April 11, 2008

10.2	Promissory Note issued to Carr Miller, LLC dated April 25, 2008 **

10.3	Promissory Note issued to James C. Walter, Sr. dated April 11, 2008 **

10.4	Promissory Note issued to James C. Walter, Sr. dated April 24, 2008

10.5	Consulting Agreement with Robert McIlhinney dated April 17, 2008

10.6	Consulting Agreement with William E. Schumacher dated April 1, 2008

10.7	Consulting Agreement with Randall Cohen dated May 1, 2008

10.8	Loan Agreement with BJ Petro dated July 17, 2008 ***

10.9	Extension Letter issued by International Financial Corporation, LLC dated August 8, 2008

31.1	Sarbanes Oxley Section 302 Certification

31.2	Sarbanes Oxley Section 302 Certification

32.1	Sarbanes Oxley Section 906 Certification

32.2	Sarbanes Oxley Section 906 Certification

*	Previously filed as exhibit to the 8-K filed by the Company on Feb 2, 2006
**	Previously filed as exhibit to the Form S-1/A filed by the Company on July 15, 2008
***	Previously filed as exhibit to the 8-K filed by the Company on July 23, 2008

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

INDIGO-ENERGY, INC.

By:	/s/ Steven P. Durdin
Steven P. Durdin
President and Chief Executive Officer
Date: August 19, 2008