Form 10KSB/A
period 2007-12-31
Indigo-Energy, Inc.
filed 2008-09-08
CIK 356870

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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

Transitional Small Business Disclosure Format (Check one): Yes ࿠ No☑

EXPLANATORY NOTE

This Amendment No. 1 to the annual report on Form 10-KSB/A (“Form 10-KSB/A”) is filed to amend Indigo-Energy, Inc.’s annual report on Form 10-KSB for the period ended December 31, 2007, which was originally filed on April 15, 2008.

This Amendment No. 1 expands the discussion of Controls and Procedures pursuant to comments received from the Division of Corporate Finance of the Securities and Exchange Commission.

 We are also updating the Signature Page and certifications of our Chief Executive and Chief Financial Officers on Exhibits 31.1, 31.2 and 32.1 and 32.2.

This Form 10-KSB/A does not reflect events occurring after the filing of the Original Form 10-KSB, other than the restatement for the matter discussed above. Such events include, among others, the events described in the company’s current reports on Form 8-K filed and Forms 10-Q after the date of the Original Form 10-KSB.

INDIGO-ENERGY, INC

i

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

(b) MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

This company’s management is responsible for establishing and maintaining internal controls over financial reporting and disclosure controls. Internal Control Over Financial Reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;
2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the registrant; and

3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is appropriately recorded, processed, summarized and reported within the specified time periods.

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that as of December 31, 2007 it had material weaknesses in its internal control procedures.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

As of December 31, 2007, we have concluded that our internal control over financial reporting was ineffective as of December 31, 2007.

The Company’s assessment identified certain material weaknesses which are set forth below:

Financial Statement Close Process

There are insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;

There is insufficient supervision and review by our corporate management, particularly relating to complex transactions requiring to equity and debt instruments.

There is a lack of formal process and timeline for closing the books and records at the end of each reporting period

There is a lack of expertise with US generally accepted accounting principles, SEC rules and regulations, and oil and gas operations for review of critical accounting areas and disclosures and material non-standard transactions.

The Company currently has an insufficient level of monitoring and oversight controls for review and recording of stock issuances, agreements and contracts, including insufficient documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions. In addition this has resulted in a lack of control over the issuance of the Company's stock which resulted in several instances of extra or duplicate shares being issued.

These weaknesses restrict the Company's ability to timely gather, analyze and report information relative to the financial statements.

Entity Level Controls

There are insufficient corporate governance policies. Our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

There are no human resource policies or controls in place to address the risks of fraud nor are there: a code of ethics and conduct; a hotline/whistleblower program in the event an employee or outsider discovers fraudulent or questionable activities taking place; procedures for background checks on hiring and promotions; formal Board of director and audit committee oversight parameters; or a Risk Assessment policy in concurrence with its securities counsel and insurance carrier.

The board devotes almost all of its time and resources to raising funds to allow the Company to sustain its operations. There is very little time spent by the board monitoring the activities of the Company or review and oversight of the operating wells and other assets owned by the Company.

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

There are limited processes and limited or no documentation in place for the identification and assessment of internal and external risks that would influence the success or failure of the achievement of entity-wide and activity-level objectives.

The Company’s size (1 full time employee/ CEO plus 1 consultant/CFO) dictates that most poliocies are self policing and adjusted on-the-fly as required so formal policies are essentially not formed and recorded.

Due to insufficient resources, the company does not have the capacity nor does it take action to monitor the functioning of its system of internal control, which is a material weakness.

The board members lack expertise and experience in the oil and gas industry.

Computer Controls

The top-down, risk based approach evaluation of the IT department revealed that although the Company only uses two laptop computers which have sensitive and financial materials on their system, the systems were not properly backed up on a routine basis.

The computer systems were not properly password protected from outside intrusion, nor were they virus and firewall protected.

The Company utilizes standard accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

Functional Controls and Segregation of Duties

The Company has ineffective controls relating to the revenue cycle.

Because of the company’s limited resources, there are limited controls over information processing, and no internal controls over the accuracy, completeness and authorization of transactions.

There is an inadequate segregation of duties consistent with control objectives. Our company’s management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

Because of the small size of the company, the limited nature of its exploration stage activities, and its inadequate financial resources, there are limited or no written policies or procedures in place for various areas, which is a material weakness in the company’s control activities.

There is a lack of top level reviews in place to review targets, product development, joint ventures or financing. All major business decisions are carried out by the officers with board of director approval when needed.

Accordingly, as the result of identifying the above material weaknesses we have concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size.  Management believes these weaknesses did not have a material effect on our financial results and intends to take remedial actions upon receiving funding for the company’s business operations.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report herein.

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

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us by preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that preparing and implementing sufficient written policies and checklists will remedy the material weaknesses pertaining to insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the department. These personnel will provide the depth of knowledge and time commitment to provide a greater level of review for corporate activities. The appointment of additional outside directors with industry expertise will greatly decrease any control and procedure issues the company may encounter in the future. We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies, including:

(1) We will document a formal code of ethics

(2) We will revise processes to provide for a greater role of independent board members in the oversight and review until such time that we are adequately capitalized to permit hiring additional personnel to address segregation of duties issues, ineffective controls over the revenue cycle and insufficient supervision and review by our corporate management.

(3) We will continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

We intend to consider the results of our remediation efforts and related testing as part of our year-end 2008 assessment of the effectiveness of our internal control over financial reporting.

Subsequent to December 31, 2007, we have undertaken the following steps to address the deficiencies stated above:

•	Computers are now backed up weekly and data stored off site at the CFO’s home.

•	Virus and firewall software was purchased and installed.

•
We have engaged a Certified Public Accounting firm to ask each employee individually a series of questions relating to possible fraud, questionable transaction and report any discrepancy or suspicion to the CEO.

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

•
The Company continues to utilize a certified public accounting firm to assist management in recording period end accounting entries and adjustments and preparation of its financial statements for submission to the Company’s registered public accountants to perform their services.

ITEM 8B. OTHER INFORMATION

None.

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
/s/ Stanley Teeple
Stanley Teeple.
Chief Financial Officer