Form 10-Q
period 2008-09-30
Indigo-Energy, Inc.
filed 2008-11-19
CIK 356870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008
OR
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 14, 2008
Common stock, $.001 par value	322,271,914

i

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Index to Financial Statements

Condensed Consolidated Balance Sheets	F-1
Condensed Consolidated Statements of Operations (Unaudited)	F-2
Condensed Consolidated Statements of Cash Flows (Unaudited)	F-3
Notes to Unaudited Condensed Consolidated Financial Statements	F-4

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Condensed Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2008	2007
	(Unaudited)
Current assets
Cash and cash equivalents	$157,637	$7,995
Accounts receivable	48,689	4,360
Accounts receivable - related party	136,701	80,564
Prepaid expenses	74,821	164,227
Deposits	100,000	100,000
Due from related party	4,000	4,000

Total current assets	521,848	361,146

Oil and gas properties, net	772,126	851,900

Other assets
Deferred loan costs, net of accumulated amortization of $253,710 and $243,711 at September 30, 2008 and December 31, 2007, respectively	12,500	22,499

	$1,306,474	$1,235,545
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$3,004,975	$3,202,360
Accounts payable and accrued expenses - related party	821,654	515,955
Notes payable, net of discount	914,123	1,508,285
Note payable, net of discount - related party	2,094,357	-
Convertible notes, net of discount	657,156	705,122
Due to related parties	244,500	265,000
Obligation to former minority interest owners	158,839	-
Obligation to former minority interest owners - related party	138,556	-

Total current liabilities	8,034,160	6,196,722

Long term liabilities
Convertible notes, net	65,753	167,910
Obligation to former minority interest owners	536,374	-
Obligation to former minority interest owners - related party	467,884	-

Total long term liabilities	1,070,011	167,910

Total liabilities	9,104,171	6,364,632

Commitments and contingencies

Minority interest	-	1,331,299

Stockholders’ deficit
Common stock; $.001 par value; 600,000,000 shares authorized; 249,317,544 and 174,509,252 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively; 63,603,612 and 1,567,667 shares issuable at September 30, 2008 and December 31, 2007, respectively	312,921	176,077
Additional paid-in capital	67,335,162	53,467,408
Deficit accumulated since inception of the exploration stage in December 2005	(75,445,780)	(60,103,871)

Total stockholders’ deficit	(7,797,697)	(6,460,386)

	$1,306,474	$1,235,545

See notes to these condensed consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Condensed Consolidated Statements of Operations
(Unaudited)

					Since Inception
					of Exploration
					Stage in
					December 2005
	Three Months Ended September 30,		Nine Months Ended September 30,		to September 30,
	2008	2007	2008	2007	2008

Revenues	$86,584	$78,212	$332,415	$339,297	$590,538
Revenues - related party	34,662	35,293	80,418	68,872	176,540

Net revenues	121,246	113,505	412,833	408,169	767,078

Operating expenses
Impairment of oil and gas properties	-	2,600,556	-	2,600,556	8,901,865
Operating expenses	49,979	1,016	156,237	69,965	485,620
Operating expenses - related party	2,924	3,307	16,170	3,307	30,836
Depletion	27,986	52,232	79,774	151,063	254,698
General and administrative - related party	65,000	704,600	1,149,005	8,971,850	19,303,500
General and administrative	337,057	1,320,789	2,682,350	7,475,214	24,567,254

Total operating expenses	482,946	4,682,500	4,083,536	19,271,955	53,543,773

Loss from operations	(361,700)	(4,568,995)	(3,670,703)	(18,863,786)	(52,776,695)

Other expenses
Interest expense, net	1,766,244	946,682	5,259,209	6,475,885	15,057,737
Interest expense, net - related party	1,961,873	-	3,187,808	-	3,187,808
Loss on extinguishment of debt	1,567,983	-	1,567,983	-	1,567,983
Loss on extinguishment of debt - related party	378,853	-	378,853	-	378,853
Failed transaction cost	400,000	-	400,000	-	400,000
Settlement expense	33,633	-	445,022	-	445,022
Settlement expense - related party	29,339	-	388,197	-	1,745,209

Total other expense	6,137,925	946,682	11,627,072	6,475,885	22,782,612

Net loss before minority interest and pre-acquisition income	(6,499,625)	(5,515,677)	(15,297,775)	(25,339,671)	(75,559,307)

Minority interest and pre-acquisition income
Minority interest	-	1,110,052	-	1,065,027	2,616,269
Pre-acquisition income	-	-	(44,135)	-	(44,135)
Total minority interest and pre-acquisition income	-	1,110,052	(44,135)	1,065,027	2,572,134

Net loss	(6,499,625)	(4,405,625)	(15,341,910)	(24,274,644)	(72,987,173)

Preferred dividend on Series A convertible super preferred stock	-	(72,075)	-	(448,503)	(887,360)

Net loss attributable to common shareholders	$(6,499,625)	$(4,477,700)	$(15,341,910)	$(24,723,147)	$(73,874,533)

Basic and diluted loss per common share	$(0.03)	$(0.03)	$(0.07)	$(0.17)	$(0.49)

Basic and diluted weighted average common shares outstanding	237,740,465	162,392,949	209,007,473	145,609,226	151,574,131

See notes to these condensed consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
			Since Inception of
			Exploration Stage in
	Nine Months Ended September 30,		December 2005 to
	2008	2007	September 30, 2008
Cash flows from operating activities
Net loss	$(15,341,910)	$(24,274,644)	$(72,987,173)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation for consulting services	1,368,907	6,220,851	18,300,370
Share-based compensation for consulting services - related party	-	8,600,000	14,662,072
Stock options granted	119,290	-	119,290
Stock options granted - related party	954,410	-	2,828,110
Expense on forbearance agreements	300,000	4,555,258	4,855,257
Expense on forbearance agreements - related party	350,000	-	558,955
Amortization of deferred loan costs	15,999	10,000	259,710
Amortization of discount on notes	1,275,172	-	1,275,172
Amortization of discount on notes - related party	342,616	-	342,616
Amortization of discount on convertible notes	2,203,775	1,631,207	6,374,244
Amortization of discount on convertible notes - related party	2,223,307	-	2,223,307
Depletion expense	79,774	151,063	254,698
Share-based settlement expense	-	-	-
Share-based settlement expense - related party	-	-	900,000
Settlement expense	445,022	-	902,034
Settlement expense - related party	388,197	-	388,197
Loss on extinguishment of debt	1,567,983	-	1,567,983
Loss on extinguishment of debt - related party	378,853	-	378,853
Impairment of unproved properties	-	2,600,556	8,739,585
Minority interest	-	(1,065,027)	(2,616,270)
Pre-acquisition income	44,135	-	44,135
Changes in assets and liabilities
Advances to related party	-	-	(4,000)
Accounts receivable	(44,329)	(193,447)	(48,689)
Accounts receivable - related party	(56,137)	(65,515)	(136,701)
Prepaid expenses	89,406	63,893	(74,821)
Prepaid expenses - related party	-	30,000	-
Accounts payable and accrued expenses	43,147	175,172	1,210,888
Accounts payable and accrued expenses - related party	388,525	107,497	743,428
Liabilities to be settled in common stock	-	-	1,518,730
Liabilities to be settled in common stock - related party	-	-	750,000
Due to related parties	-	(37,924)	17,526

Net cash used in operating activities	(2,863,858)	(1,491,060)	(6,652,494)

Cash flows from investing activities
Tangible and intangible drilling costs for oil and gas properties	-	(355,941)	(5,795,981)
Tangible and intangible drilling costs for oil and gas properties - related party	-	-	(41,600)

Net cash used in investing activities	-	(355,941)	(5,837,581)

Cash flows from financing activities
Proceeds from issuance of debt	610,000	1,870,000	6,337,100
Proceeds from issuance of debt - related party	2,470,000	-	2,470,000
Repayment of debt	(40,000)	-	(90,000)
Repayment of debt - related party	(20,500)	-	(115,500)
Loan costs	(6,000)	-	(272,210)
Proceeds from issuance of common stock	-	-	1,336,225
Repurchase of common stock - related party	-	-	(20,000)
Payment to acquire treasury stock - related party	-	-	(790,000)
Capital contributions from minority interest holders	-	-	4,400,000
Syndication costs paid by limited partnership	-	-	(518,241)
Distributions to partners	-	(89,662)	(89,662)

Net cash provided by financing activities	3,013,500	1,780,338	12,647,712

Net increase (decrease) in cash and cash equivalents	149,642	(66,663)	157,637

Cash and cash equivalents, beginning of period	7,995	66,663	-

Cash and cash equivalents, end of period	$157,637	$-	$157,637

See notes to these condensed consolidated financial statements.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by Indigo-Energy, Inc. (the “Company”, “Indigo”, or “we”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature except the recording of our settlement with the former limited partners of Indigo-Energy Partners, LP (“Indigo LP”) (see Indigo-Energy Partners, LP section in Note 4), the recording of $840,000 cash payment and issuance of 2,500,000 shares to certain landowners and leaseholders on Epicenter leases (see Indigo Oil and Gas Interests and Operations section in Note 4), the recording of the beneficial conversion features on certain convertible notes (see Convertible Notes section in Note 5), the consolidation of Rivers West Energy, LLC as a Variable Interest Entity (VIE), the settlement of certain short-term notes payable with shares of common stock (see Promissory Note Settlement Agreements section in Note 5), the modification of certain short-term notes payable that were accounted for as an extinguishment of the original note and the recording of a new note under EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” resulting in a gain or loss on debt extinguishment (see Promissory Note Modification Agreements section in Note 5), the settlement of certain short-term notes payable that resulted in a loss on debt settlement (see Promissory Note Settlement Agreements section in Note 5), and in 2007, the recording of issuance of our common stock to the limited partners of Indigo LP in exchange for an additional 20% cash flow distribution and profit allocation, which resulted in an increase in our oil and gas properties. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations.

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

In April, July and September 2008, Indigo provided an aggregate of $715,000 to Rivers West to preserve the lease rights to certain properties included in its planned drilling program with Epicenter, which was to commence upon the Company’s obtaining of sufficient funding from an outside party. The $715,000 payment was considered essentially a forbearance for the landholders and leaseholders to continue their patience giving Rivers West additional time to complete the payment and obtain the leases and therefore, was recorded as interest expense on the consolidated financial statements.

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

At September 30, 2008 and 2007, the Company had potentially dilutive shares of 58,695,816 and 22,142,382, respectively.

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company plans to raise funds from private offerings of equity and debt securities in order to fund its operations through September 30, 2009. The Company will need to raise additional funds in the event it locates additional prospects for acquisition, experiences cost overruns at its current prospects, or fails to generate projected revenues.

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

NOTE 4 - OIL AND GAS PROPERTIES

Indigo Oil and Gas Interests and Operations

As of December 31, 2007, due to lack of significant production the Company had fully impaired the costs of two of its three initial wells. As of September 30, 2008, the Company had $297,486 of oil and gas property costs related to its three initial wells net of impairment and accumulated depletion on the wells. During the nine-month period ended September 30, 2008, the Company recorded revenue of $63,355 and depletion expense of $19,214 on its three initial wells.

On December 20, 2007, the Company entered into an agreement with Epicenter Oil and Gas, LLC (“Epicenter”) whereby Epicenter agrees to hold the sum of $100,000 paid by the Company as a deposit against future development costs of oil and gas leases and purchases of oil field equipment.

During the nine months ending September 30, 2008, Indigo was compelled to preserve the lease rights to certain properties included in its planned drilling program with Epicenter for 2008. Given that a number of these leases were held by various interests, and that these development interests were commingled with the interests of Epicenter, the Company provided to Epicenter $840,000 in cash payments, including the $715,000 payment Indigo funded Rivers West during the second and third quarters of 2008, and 2,500,000 shares of its common stock as essentially a forbearance for the landholders and leaseholders to provide the Company additional time to complete the payment and obtain the leases. The 2,500,000 shares were valued at $0.12 per share based on the stock trading price of the Company on March 7, 2008, the date of the Company’s letter agreement with Epicenter for a total of $300,000. The $840,000 cash payments and $300,000 of value of these shares were recorded as interest expense in the nine month period ending September 30, 2008.

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

The Company calculated the present value of the $1,800,000 aggregate cash settlement amount to be $1,301,653 as of September 30, 2008, of which $606,440 was ascribed to related parties due to Steve Durdin, the Company’s President, James Walter Sr., a member of the Company’s Board of Directors, and their affiliates collectively owning 46.59% of the interest not owned by the Company in Indigo LP before the Global Settlement Agreement. The present value of the cash settlement amount was based on a 20% discount rate which is commensurate with the interest rate incurred on the Company’s borrowings in close proximity to the Global Settlement Agreement. The Company has ascribed a value of $907,000 to the Indigo LP Settlement Warrants, using the Black-Scholes model, assuming a volatility of 185.36%, a risk-free rate of 2.595% and an expected dividend yield of zero.

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

	Nine Months Ending September 30, 2008 (Unaudited)		Nine Months Ending September 30, 2007 (Unaudited)
	Historical	Pro Forma	Historical	Pro Forma
Revenue	$412,833	$412,833	$408,169	$408,169
Operating expenses	4,083,536	4,083,536	19,271,955	19,271,955
Loss from operations	(3,670,703)	(3,670,703)	(18,863,786)	(18,863,786)
Other expenses	11,627,072	11,816,143	6,475,885	6,664,956
Net loss before minority interest and pre-acquisition income	(15,297,775)	(15,486,846)	(25,339,671)	(25,528,742)
Pre-acquisition income	(44,135)	-	-	-
Minority interest	-	-	1,065,027	-
Net loss	(15,341,910)	(15,486,846)	(24,274,644)	(25,528,742)
Preferred dividend on Series A convertible super preferred stock	-	-	(448,503)	(448,503)
Net loss to common stockholders	$(15,341,910)	$(15,486,846)	$(24,723,147)	$(25,977,245)
Net loss per common share - basic and diluted	$(0.07)	$(0.07)	$(0.17)	$(0.18)
Weighted average number of common shares outstanding - basic and diluted	209,007,473	209,007,473	145,609,226	145,609,226

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ending September 30, 2008 (Unaudited)		Three Months Ending September 30, 2007 (Unaudited)
	Historical	Pro Forma	Historical	Pro Forma
Revenue	$121,246	$121,246	$113,505	$113,505
Operating expenses	482,946	482,946	4,682,500	4,682,500
Loss from operations	(361,700)	(361,700)	(4,568,995)	(4,568,995)
Other expenses	6,137,925	6,204,098	946,682	1,012,855
Net loss before minority interest and pre-acquisition income	(6,499,625)	(6,565,798)	(5,515,677)	(5,581,850)
Pre-acquisition income	-	-	-	-
Minority interest	-	-	1,110,052	-
Net loss	(6,499,625)	(6,565,798)	(4,405,625)	(5,581,850)
Preferred dividend on Series A convertible super preferred stock	-	-	(72,075)	(72,075)
Net loss to common stockholders	$(6,499,625)	$(6,565,798)	$(4,477,700)	$(5,653,925)
Net loss per common share - basic and diluted	$(0.03)	$(0.03)	$(0.03)	$(0.03)
Weighted average number of common shares outstanding - basic and diluted	237,740,465	237,740,465	162,392,949	162,392,949

The above pro forma presentation includes the following adjustments:

•	Interest expense of $189,071 and $66,173 incurred on the installment obligation for the nine and three months ended September 30, 2008 and 2007, respectively.

•
Elimination of pre-acquisition income of $44,135 and minority interest of $1,065,027 for the nine months ended September 30, 2008 and 2007, respectively. Elimination of minority interest of $1,110,052 for the three months ended September 30, 2007.

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

As a result of the settlement agreement, the Company’s obligation due to Operator1 as of September 30, 2008 was reduced by $146,339 to $525,259, due to the application of the Company’s revenue from the five DOA wells during the first half of 2008 against the Company’s settlement obligation due to Operator1.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summary

Oil and gas properties consisted of the following:

	September 30,	December 31,
	2008	2007
Acquisition, exploration and development costs	$9,766,409	$9,766,409
Impairment charge	(8,739,585)	(8,739,585)
Depletion	(254,698)	(174,924)
Total	$772,126	$851,900

NOTE 5 - NOTES PAYABLE

Convertible Notes - Series 1

In return for $2,662,100 received in April 2006 and continuing through October 2006, we issued convertible notes, (“Convertible Notes”). The notes had maturity dates three years from the date of issuance and bore interest at 8% per annum. As of December 31, 2007, the noteholders have converted $2,262,100 of principal into 2,714,250 shares of our common stock. The notes provide that the 8% interest is due and payable only if the trading price of our stock fell below $0.15625 in a given month, whereby we would then be responsible for paying interest on the outstanding balance of the notes for that month. As of September 30, 2008, the Company has recorded $24,022 of accrued interest on the remaining $400,000 of notes that are outstanding as a result of the stock price falling below $0.15625 in each of the nine months ending September 30, 2008.

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

On September 29, 2008, the Company modified the terms of a promissory note, originally dated May 8, 2007 in the amount of $75,000, by terminating the conversion option feature on the note and extending its due date until December 31, 2008. In exchange, the Company agreed to issue 851,667 shares of its common stock (See Promissory Note Modification Agreements below), which were issuable at September 30, 2008.

On September 30, 2008, the Company settled five of the promissory notes aggregating $296,986, including $86,986 of accrued interest and penalties in exchange for 9,899,524 shares of common stock (See Promissory Note Settlement Agreements below). These shares were issuable at September 30, 2008.

As of September 30, 2008, the Company has failed to pay the obligations amounting to $125,000 on the series of convertible notes, and as such, was in default on those obligations. As of November 15, 2008, these obligations remained in default. Management is in discussions with certain noteholders regarding the forbearance of their respective obligations, and anticipates using the proceeds from equity contributions to repay those note obligations.

Convertible Notes - Series 3

In October through December 2007, the Company borrowed $570,000 from various lenders on series of borrowings, (including $300,000 from Carr Miller, LLC (“Carr Miller”), who became a related party of the Company at the end of January 2008 upon the appointment of Everett Miller, who controls Carr Miller, as the Company’s Board Director; $65,000 from James Walter Sr., who became one of our Board Members in October 2007 and $25,000 from Tammy Walter, a family member of James Walter Sr.). The promissory notes provided for interest at 20% per annum with maturity dates ranging from February through May 2008. The Company did not pay certain of these notes at their original maturity dates, and, as a result, incurred late charges pursuant to the late payment penalty provisions of the notes. In addition, one of the convertible notes was amended to extend the maturity date in consideration for which the Company agreed to issue to the noteholder 75,000 shares of its common stock, and pay interest at 20% per annum during the extended note period. For the nine months ended September 30, 2008, the total of the Company’s common stock provided to the lenders in connection with late payment penalties and extension (but excluding the total number of 5,972,886 shares issued in connection with the Company’s settlement and modification of five notes in September 2008 as discussed below) amounted to 15,931,053 shares, of which 1,006,546 were issuable as of September 30, 2008. The value of the shares was determined based on the closing trading prices of the Company’s common stock as of the penalty or extension dates of the notes, and resulted in additional discounts on the note obligations in the amount of $1,656,920. The amortization of the discounts amounted to $2,047,673 for the nine months ended September 30, 2008, of which $478,839 was ascribed to related parties, was recorded as interest expense under EITF 00-27. Accrued interest and late charge fee on these notes at September 30, 2008 amounted to $44,073.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On September 30, 2008, the Company settled four of the promissory notes aggregating $148,587, including $33,587 of accrued interest and penalties, of which promissory notes aggregating $116,113, including $26,113 of accrued interest and penalties is attributable to related parties, in exchange for 4,952,886 shares of common stock, of which 3,870,449 shares of common stock is attributable to related parties (See Promissory Note Settlement Agreements below). The 4,952,886 shares were issuable at September 30, 2008.

On September 29, 2008, the Company modified the terms of the $300,000 note due to Carr Miller by terminating the conversion option feature on the note and extending its due date until December 31, 2008. In exchange, the Company agreed to issue 1,020,000 shares of its common stock (See Promissory Note Modification Agreements below) to Carr Miller, which were issuable at September 30, 2008.

As of September 30, 2008, the Company was in default on obligations on these convertible notes amounting to $155,000. As of November 15, 2008, these obligations remained in default. Management is in discussions with certain noteholders regarding the forbearance of their respective obligations, and anticipates using the proceeds from equity contributions or loans to repay these note obligations.

Convertible Notes - Series 4

In April and June 2008, we borrowed a total of $875,000 from various lenders and issued promissory notes of which $700,000 were due to related parties ($600,000 was due to Carr Miller and $100,000 was due to James Walter Sr.). The promissory notes provided for interest at 20% per annum with maturity dates ranging from August through December 2008. The lenders have the option to either receive all principal and interest due on the notes within ten days of the maturity dates or to convert the principal and interest due on the notes into shares of our common stock at a conversion price equal to 80% of the average ten-day closing price of the stock immediately preceding the date. Within thirty days of funding of the loans, the lenders are to receive shares of our common stock equal to ten times the numerical dollars of the principal of the loan. In May and July 2008, we issued a total of 8,750,000 shares of common stock to the lenders.

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The combined value of the note discount and discount related to the beneficial conversion feature on the convertible notes is being amortized over the term of the respective convertible note using the effective interest yield method. The amortization of the discounts was recorded as interest expense under EITF 00-27. For the nine months ending September 30, 2008, we recorded total interest expense of $875,000 related to amortization of the discounts. We also recorded an additional interest expense, including 10% late charge as referred to below, of $151,970, of which $132,446 was outstanding as of September 30, 2008.

In the event the notes are unpaid within ten days of their maturity dates, we will incur a late charge equal to 10% of the note amount and be required to issue one share of common stock for every dollar of the principal amount borrowed every 30 days from the default date until the notes are paid. As of September 30, 2008, we have issued 9,119,647 and have 1,575,758 shares issuable for these penalties. These shares were valued as of their respective penalty dates amounting to $861,667 and were recorded as interest expense in the nine month period ending September 30, 2008.

On September 29, 2008, the Company modified the terms of $600,000 of these notes that were due to Carr Miller, a related party, by terminating the conversion option feature on the notes, extending their due dates until December 31, 2008, and eliminating the late penalty provision on one of the notes. In exchange, the Company agreed to issue 1,268,889 shares of its common stock (See Promissory Note Modification Agreements below), which were issuable at September 30, 2008.

On September 30, 2008, the Company settled the $100,000 note due to James Walter, Sr., a related party, in addition to $19,524 of accrued interest and penalties in exchange for 3,984,141 shares of common stock (See Promissory Note Settlement Agreements below). These shares were issuable at September 30, 2008.

As of September 30, 2008, the Company was in default on obligations on these convertible notes amounting to $175,000. As of November 15, 2008, these obligations remained in default. Management is in discussions with certain noteholders regarding the forbearance of their respective obligations, and anticipates using the proceeds from equity contributions or loans to repay these note obligations.

Convertible Notes - Series 5 - Related Party

In July and September 2008, we borrowed a total of $1,000,000 from Carr Miller, a related party. The promissory notes provided for interest at 20% per annum with maturity dates ranging from January through March 2009. The lender has the option to either receive all principal and interest due on the notes within ten days of the maturity dates or to convert the principal and interest due on the notes into shares of our common stock at a conversion price equal to 80% of the average ten-day closing price of the stock immediately preceding the date. Within thirty days of funding of the loans, the lender is to receive shares of our common stock equal to ten times the numerical dollars of the principal of the loan. In the event the notes are unpaid within ten days of their maturity dates, we will incur a late charge equal to 10% of the note amount. In July and September 2008, we issued a total of 10,000,000 shares of common stock to the lender.

We deemed these promissory notes as convertible notes because of the lenders’ option to either receive cash payments or shares of common stock on the loan maturity dates as described above. We valued 10,000,000 shares issued to the lenders at $1,090,000 based on our stock trading price on the dates of the promissory notes. Under EITF 00-27 and APB No. 14, we allocated the proceeds from issuance of these notes and common stock based on the proportional fair value basis for each item. Consequently, these promissory notes were recorded with discounts of $520,000 based on the ascribed value of the 10,000,000 shares of our common stock.

A beneficial conversion discount was also recorded on these convertible notes since these convertible notes were convertible into shares of common stock at an effective conversion price lower than the prevailing common stock share price on the note issuance dates. The beneficial conversion amount was limited to the portion of the cash proceeds allocated to those convertible notes. As a result, those convertible notes were recorded with additional discounts in the total amount of $480,000.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The combined value of the note discount and discount related to the beneficial conversion feature on the convertible notes is being amortized over the term of the respective convertible note using the effective interest yield method. The amortization of the discounts was recorded as interest expense under EITF 00-27. For the nine months ending September 30, 2008, we recorded total interest expense of $396,932 related to amortization of the discounts. We also recorded an additional interest expense of $39,726, which was accrued for as of September 30, 2008.

On September 29, 2008, the Company modified the terms of these notes by terminating the conversion option feature on the notes. In exchange, the Company agreed to issue 1,557,778 shares of its common stock (See Promissory Note Modification Agreements below), which were issuable at September 30, 2008.

Other Convertible Notes

On July 9, 2007, we borrowed $100,000 from an individual lender and issued a promissory note that provided for interest at a rate of 20% per annum with a maturity date of January 9, 2008. On September 30, 2008, the Company settled this note, including $37,066 of accrued interest and penalties in exchange for 4,568,857 shares of common stock (See Promissory Note Settlement Agreements below), which were issuable at September 30, 2008.

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

The combined value of the note discounts and discounts related to the beneficial conversion feature on the convertible note were amortized over the term of the respective convertible notes using the effective interest yield method. The amortization of the discounts was recorded as interest expense under EITF 00-27. For the nine months ending September 30, 2008, we recorded interest expense of $55,000 related to amortization of the discounts. We also recorded additional interest expense of $12,899 on the notes for the nine months ended September 30, 2008, which was included in accrued interest.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the event the notes are unpaid within ten days of their maturity date, the Company will incur a late charge equal to 10% of the note amount and be required to issue one share of common stock for every dollar of the principal amount borrowed every 30 days from the default date until the notes are paid. Consequently, as of September 30, 2008, we have issued 611,111 and have 1,075,758 shares issuable for these penalties. These shares were valued as of their respective penalty dates amounting to $111,167 and were recorded as interest expense in the nine month period ending September 30, 2008.

On September 30, 2008, the Company settled these notes aggregating $67,899, including $12,899 of accrued interest and penalties in exchange for 2,263,312 shares of common stock (See Promissory Note Settlement Agreements below). These shares were issuable at September 30, 2008.

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

On October 15, 2008, the Company entered into a settlement agreement whereby the parties agreed that 1) the total due to the lender is $450,000 of principal plus $46,250 of accrued interest, late charges, and net royalty interests; 2) the principal will accrue simple interest at 15% per annum via monthly payments of $5,625 commencing October 15th until paid; 3) if any monthly interest payment is not paid by the 25th of the month, a one-time late payment penalty of $250 will be applied and accrued; 4) the lender waives forever any and all claim against the revenues, ownership, net royalty interest and any claim against Indigo No. 3 well; 5) in the event that Indigo does not pay the balance by October 15, 2009 and the agreement is not automatically renewed per item 7 below, or Indigo declares bankruptcy, the lender’s rights to the net revenue interest in Indigo No. 3 well will revert to 100% for the life of the well; 6) the lender releases Indigo, its officers, directors and agents from any liability arising out of the replacement of this settlement agreement and terminating all prior agreements and notes including any and all defaults, fees, penalties and interest on any notes as well as any other claims that the lender may have against Indigo; and 7) this initial term is for one-year commencing October 15, 2008 and will automatically renew from year to year under the same terms and conditions unless terminated by either party after the initial term or payment in full of the balance.

Series of Notes Payable

In January and February 2007, we borrowed a total of $580,000 from four individual lenders and issued four promissory notes with maturity dates in January and February 2008.

On July 27, 2007, one of the four promissory notes in the amount of $80,000 together with a convertible note the Company issued to the same lender in April 2007 in the amount of $100,000 were settled with the lender and the Company issued a new promissory note to this lender as part of the settlement agreement in the amount of $150,000. The new promissory note had a maturity date of September 15, 2007, and in November 2007 $50,000 of this note was repaid. On April 25, 2008, the new promissory note was extended to July 15, 2008, in consideration for which the Company agreed to issue 1,000,000 shares of common stock to the noteholder and extended the interest rate on the note to 20% per annum. The common stock was valued at $190,000 based on our stock trading price on the note extension date, which was recorded as additional discount on the note. As of September 30, 2008, amortization of the discount amounted to $190,000, which was recorded as interest expense. On September 30, 2008, the Company settled this note, including $37,185 of accrued interest and penalties in exchange for 4,572,843 shares of common stock (See Promissory Note Settlement Agreements below), which were issuable at September 30, 2008.

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

The Company valued the 2,500,000 shares of common stock issued to the lenders at $175,000, using its stock trading price of $0.07 per share at the date of the note settlement agreements. Consequently, the Company recorded additional discounts of $175,000 on the three notes based on the ascribed value of the 2,500,000 shares of common stock, which were amortized over the extended loan period through May 1, 2008. During the nine months ended September 30, 2008, the Company recorded amortization of $175,000 on the additional discounts, which were recorded as interest expense.

The Company did not pay the note principal plus the 10% penalty fee by the Due Date, and therefore was required to issue to the noteholders one share of its common stock for every dollar of the principal and penalty then outstanding for every month past the Due Date on which the note principal and penalty charge remain unpaid. As of September 30, 2008, the Company has issued 2,650,000 shares and had 100,000 shares issuable to the noteholders. The shares were valued at $478,500 and recorded as interest expense.

On September 30, 2008, the Company settled one of the three promissory notes aggregating $220,000, including $20,000 of penalties in exchange for 7,333,333 shares of common stock (See Promissory Note Settlement Agreements below). These shares were issuable at September 30, 2008.

On September 30, 2008, another of the three promissory notes with a principal amount of $200,000 was extended to December 31, 2008, in consideration for which the Company agreed to issue 884,444 shares of common stock to the noteholder. The common stock was valued at $53,066 based on the Company’s stock trading price on the note extension date, which was recorded as an additional discount on the note. These shares were issuable at September 30, 2008.

If the note principal and the penalty on the remaining one note in the amount of $110,000 is not paid by November 1, 2008, then the Company will no longer be released from any obligations under the original note and the March 15, 2008 Modification and Settlement Agreement as referred to above will be deemed void. However, the noteholder will nevertheless retain the shares of the Company’s common stock issued pursuant to the settlement agreements. As of November 15, 2008, the note remained unpaid, the Company was in default on the obligation, and the Modification and Settlement Agreement that was in effect was deemed void.

Other Promissory Notes

In June 2007, we borrowed a total of $75,000 from two individual lenders and issued two promissory notes. The promissory notes provided for interest at a rate of 20% per annum with maturity dates on December 21, 2007. On December 21, 2007, the Company did not repay these loans and as such, was in default. On February 11, 2008, one of the two lenders agreed to extend the due date of the loan to March 15, 2008 in exchange for the Company’s issuance of 50,000 shares of common stock, which were valued using our stock trading price of $0.16 per share at the date of the extension for $8,000 and recorded as interest expense. The Company repaid the loan plus accrued interest of $6,165 on March 28, 2008. On March 18, 2008, the other lender agreed to extend the due date of the loan to May 27, 2008 in exchange for the Company’s issuance of 250,000 shares of common stock, which were valued using the Company’s stock trading price of $0.06 per share at the date of the extension for $15,000 and recorded as additional discount on the note, which was amortized over the extended loan period. At September 30, 2008, the additional discount of $15,000 has been fully amortized which was recorded as interest expense. On September 29, 2008, the other lender agreed to extend the due date of the loan to December 31, 2008 in exchange for the Company’s issuance of 477,778 shares of common stock, which were valued using the Company’s stock trading price of $0.05 per share at the date of the extension for $23,889 and recorded as additional discount on the note, which was amortized over the extended loan period. These shares were issuable as of September 30, 2008.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In July 2007, we borrowed a total of $430,000 from various individual lenders and issued promissory notes. In October 2007, two of these notes were amended to extend the maturity dates from September and October 2007 to December 2007 and January 2008, respectively, with the interest rate on one of the notes being increased from 10% to 20% per annum. In February 2008, seven notes were amended to extend the maturity dates to dates ranging from February 2008 to June 2008 in exchange for which we agreed to issue a total of 650,000 shares of our common stock to these six lenders. In March 2008, the Company repaid one of the notes in the amount of $15,000 and two notes were amended for a second time to extend the maturity dates to June 2008, in exchange for which we agreed to 1) issue a total of 600,000 shares of our common stock to the lenders; 2) pay $20,000 of accrued interest to one of the lenders; and 3) extend interest rate to 20% per annum on one of the extended notes. In April and May 2008, three notes were amended to extend the maturity dates to June and July 2008, in exchange for which we agreed to 1) issue a total of 275,000 shares of our common stock to the lenders; 2) pay $15,000 of accrued interest to one of the lenders; and 3) extend interest rate to 20% per annum on one of the extended notes. As of June 30, 2008, 1,525,000 shares of our common stock were issued under the terms of these agreements. The Company valued the 1,525,000 shares of common stock at an aggregate amount of $167,500, using its stock trading price at the date of the respective extension agreements. Consequently, additional discounts of $167,500 were recorded and amortized over the extension periods on the respective notes. In July 2008, one note was extended for the fourth time for another month in exchange for which we agreed to issue 50,000 shares to the lender. In August 2008, this note was extended for the fifth time to September 2008 in exchange for which we agreed to issue 100,000 shares to the lender. For the nine months ended September 30, 2008, the Company recorded interest expense for the amortization of discounts on these notes in the amount of $223,410, and $78,772 for additional interest and late payment penalties. On September 30, 2008, the Company settled five of the promissory notes aggregating $373,570, including $73,570 of accrued interest and penalties in exchange for 12,452,320 shares of common stock (See Promissory Note Settlement Agreements below), all of which were issuable as of September 30, 2008. As of November 15, 2008, the Company was in default on $115,000 of these balances.

On January 21, 2008, the Company borrowed $380,000 from Carr Miller Capital, LLC (“Carr Miller”), who became a related party of the Company at the end of January 2008, and issued a promissory note that provided for interest at 10% per annum with a maturity date of July 24, 2008. Within thirty days of funding of the loan, the lender was also to receive shares of the Company’s common stock equal to five times the numerical dollars of the principal of the loan. As a result, 1,900,000 shares of the Company’s common stock were issued to Carr Miller on February 29, 2008. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. In addition, the Company will pay to Carr Miller a one-time administrative fee of $6,000, which has been recorded as a deferred loan fee and is being amortized over the term of the loan.

We valued the 1,900,000 shares at $342,000 based on our stock trading price of $0.18 on the date of promissory note. The Company allocated the proceeds from issuance of the note and common stock based on the proportionate fair value for each item. Consequently, the promissory note was recorded with a discount of $180,120, based on the ascribed value of the 1,900,000 shares of common stock. Amortization of the discounts on this note for the nine months ended September 30, 2008 amounted to $180,120, which was recorded as interest expense. Additional interest expense on this note was recorded for the nine months ended September 30, 2008 in the amount of $64,027. On September 29, 2008, the Company modified the terms of this note by extending its due date until December 31, 2008. In exchange, the Company agreed to issue 776,889 shares of its common stock (See Promissory Note Modification Agreements below). The shares were issuable as of September 30, 2008.

Notes Payable - Related Party

On March 6, 2008, the Company borrowed $500,000 from Carr Miller and issued a promissory note that provided for interest at 20% per annum with a maturity date of September 10, 2008. Carr Miller became a related party of the Company at the end of January 2008 upon the appointment of Everett Miller, who controls Carr Miller, as one of the Company’s Board of Directors. Within thirty days of funding of the loan, Carr Miller is also to receive shares of the Company’s common stock equal to eleven times the numerical dollars of the principal of the loan. As a result, 5,500,000 shares of the Company’s common stock were issued to Carr Miller on April 2, 2008. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. The Company valued the 5,500,000 shares at $605,000 based on its stock trading price of $0.11 on the date of promissory note. The Company allocated the proceeds from issuance of the note and common stock based on the proportionate fair value for each item. Consequently, a discount of $274,000, based on the ascribed value of the 5,500,000 shares of common stock issued to the lender was recorded. Amortization of the discounts on this note for the nine months ended September 30, 2008 amounted to $274,000, which was recorded as interest expense. Additional interest expense on this note was recorded for the nine months ended September 30, 2008 in the amount of $106,164. On September 29, 2008, the Company modified the terms of this note by extending its due date until December 31, 2008. In exchange, the Company agreed to issue 1,022,222 shares of its common stock (See Promissory Note Modification Agreements below). These shares were issuable as of September 30, 2008.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 11, 2008, the Company borrowed $120,000 from Carr Miller and issued a promissory note that provided for interest at 20% per annum with a maturity date of October 11, 2008. Within thirty days of funding of the loan, the lender is also to receive shares of the Company’s common stock equal to eleven times the numerical dollars of the principal of the loan. As a result, 1,320,000 shares of the Company’s common stock were issued to Carr Miller on May 1, 2008. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. The Company valued the 1,320,000 shares at $79,290 based on its stock trading price of $0.06 on the date of promissory note. The Company allocated the proceeds from issuance of the note and common stock based on the proportionate fair value for each item. Consequently, a discount of $47,760, based on the ascribed value of the 1,320,000 shares of common stock issued to the lender was recorded. Amortization of the discounts on this note for the nine months ended September 30, 2008 amounted to $47,760, which was recorded as interest expense. Additional interest expense on this note was recorded for the nine months ended September 30, 2008 in the amount of $11,375. On September 29, 2008, the Company modified the terms of this note by extending its due date until December 31, 2008. In exchange, the Company agreed to issue 458,667 shares of its common stock (See Promissory Note Modification Agreements below). These shares were issuable as of September 30, 2008.

On September 30, 2008, the Company borrowed $150,000 from Carr Miller and issued a promissory note that provided for interest at 20% per annum with a maturity date of April 1, 2009. Within thirty days of funding of the loan, the lender is also to receive shares of the Company’s common stock equal to ten times the numerical dollars of the principal of the loan. As a result, 1,500,000 shares of the Company’s common stock were issuable to Carr Miller as of September 30, 2008. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. The Company valued the 1,500,000 shares at $90,000 based on its stock trading price of $0.06 on the date of promissory note. The Company allocated the proceeds from issuance of the note and common stock based on the proportionate fair value for each item. Consequently, a discount of $56,250, based on the ascribed value of the 1,500,000 shares of common stock issued to the lender was recorded.

Promissory Note Settlement Agreements

On September 30, 2008, the Company entered into a total of 20 settlement agreements (“September Settlement Agreements”) with individual lenders holding various convertible and non-convertible promissory notes previously issued by the Company in the aggregate amount of $1,500,817, consisting of $1,180,000 of principal and $320,817 of accrued interest. The settlements also included promissory notes in the total amount of $372,823 issued to one of the Company’s directors, Mr. Walter, Sr. and his affiliates. Under the terms of the September Settlement Agreements, the individual lenders agreed to the retirement of their promissory notes in exchange for an aggregate of 50,027,216 shares of the Company’s common stock, 12,427,433 of which was issued to Mr. Walter, Sr. and his affiliates. As part of the settlement agreements, the individual lenders agreed to release the Company from any liability arising out of the issuance of and defaults on the promissory notes as well as any other claims that the individual lenders may have against the Company.

The total of the promissory notes, accrued interest, and late fees were settled at $0.03 per share of the Company’s common stock, which was below the Company’s stock trading price of $0.06 per share on the September 30, 2008 settlement date. The settlement of the convertible notes were accounted for in accordance with Statement of Financial Accounting Standards No. 84, “Induced Conversions of Convertible Debt” (“FAS 84”), which requires the debtor enterprise to recognize an expense equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms. Consequently, the Company recorded a loss on extinguishment on convertible notes in the amount of $1,114,068 for the period ending September 30, 2008, of which $190,754 is ascribed to related parties. The settlement of the non-convertible notes were accounted for in accordance with Accounting Principles Board Opinion 26, “Early Extinguishment of Debt” (“APB Opinion 26”), and FASB Technical Bulletin No. 80-1, “Early Extinguishment of Debt through Exchange for Common or Preferred Stock” (FASB Technical Bulletin No. 80-1”), which require the difference between the net carrying amount of the extinguished debt and the reacquisition price of the extinguished debt be recognized currently in income in the period of extinguishment. In accordance with APB Opinion 26 and FASB Technical Bulletin No. 80-1, the Company recorded a loss on extinguishment on non-convertible notes in the amount of $730,755 for the period ending September 30, 2008, of which $137,185 is ascribed to a related party.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Promissory Note Modification Agreements

On September 29, 2008, the Company modified the terms of nine of its outstanding notes with Carr Miller, a related party, six of which were convertible totaling $1,900,000 of principal, and three of which were non-convertible totaling $1,000,000 of principal. The modification of terms terminated the conversion features on all of the convertible notes. The modification of terms also terminated the late payment provision on one of the notes with a principal of $500,000 dated April 24, 2008. This provision formerly required the Company to issue one share of common stock for every dollar of the principal amount borrowed every 30 days from the default date until the notes were paid. In addition, the modification extended the due dates of certain of these notes due at various dates in 2008 to December 31, 2008. Except as set forth in these modification terms, all other terms of the notes remained unchanged. In consideration for the modification of these notes, the Company agreed to issue 6,104,445 shares of common stock to Carr Miller, which were valued in the amount of $305,222, using the Company’s stock trading price of $0.05 per share at the date of the modification.

These modifications were accounted for in accordance with EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” Under EITF 96-19, a modification of a debt instrument with substantially different terms should be accounted for like, and reported in the same manner as, an extinguishment. Debt instruments are considered substantially different when the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original investment. The Company determined that the modification of all nine notes qualified as being substantially different, and as a result should be accounted for as debt extinguishment. Consequently, the Company recorded a net loss on debt extinguishment—related party in the total amount of $50,913. The new debt instruments were recorded with discounts amounting to $899,393, which will be amortized over the extension periods, and recorded as interest expense.

On September 30, 2008, the Company modified the terms of one of its Series 2 Convertible Notes originally dated May 8, 2007 with a principal amount of $75,000. The modification of terms terminated the conversion feature and extended the due date until December 31, 2008. All other terms of the note remained unchanged. In exchange, the Company issued of 851,667 shares of common stock to the noteholder, which were valued using the Company’s stock trading price of $0.06 per share at the date of the modification for $51,100. This transaction was also deemed as a substantial modification of the original note under EITF 96-19 and recorded as a debt extinguishment. Accordingly the Company recorded a net loss on debt extinguishment in the amount of $51,100.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summary

The following summarizes the Company’s notes and loan payable as of September 30, 2008:

Instrument	Maturity Dates as of November 15, 2008	Principal Amount Owed	Debt Discount	Amount Reflected on Balance Sheet
Convertible Notes
Convertible Notes Series 1	September-October 2009	$400,000	$(132,091)	$267,909
Convertible Notes Series 2	October 2007	125,000	-	125,000
Convertible Notes Series 3	February-March 2008	155,000	-	155,000
Convertible Notes Series 4	August 2008	175,000	-	175,000
Non-Convertible Notes
Convertible Notes Series 2 (conversion option later eliminated)	December 31, 2008	75,000	-	75,000
Convertible Notes Series 3 - related party (conversion option later eliminated)	December 31, 2008	300,000	(76,073)	223,927
Convertible Notes Series 4 - related party (conversion option later eliminated)	December 31, 2008	600,000	(175,728)	424,272
Convertible Notes Series 5 - related party (conversion option later eliminated)	January-March 2009	1,000,000	(359,084)	640,916
Notes Payable 1	Settled in October 2008	450,000	-	450,000
Series of Notes Payable	February 2007 and December 2008	300,000	(52,496)	247,504
Other Promissory Notes	January-December 2008	165,000	(23,381)	141,619
Notes Payable - related party	December 2008 and April 2009	1,150,000	(344,758)	805,242
Total		$4,895,000	$(1,163,611)	$3,731,389

		Less long-term portion		65,753
		Current portion		$3,665,636

The current portion is reflected in the balance sheet as follows:

	September 30, 2008	December 31, 2007
Notes payable, net	$914,123	$1,508,285
Note payable, net - related party	2,094,357	-
Convertible notes, net	657,156	705,122
	$3,665,636	$2,213,407

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interest expense related to the amortization of discounts on notes payable for the nine months ended September 30, 2008 was $6,044,871, of which $2,542,182 was from related parties. Additional interest on notes payable pursuant to the rates charged on the notes for the nine months ended September 30, 2008 was $1,200,247 of which $645,626 was from related parties. Accrued interest at September 30, 2008 was $664,907 of which $300,615 was due to related parties.

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

On March 23, 2007, the payment terms of the contract with Leo Moore were amended again with additional interest of $20,000 on the outstanding balance. As of December 31, 2007, the balance due to Leo Moore was $229,364 including late payment charges of $35,122. On March 20, 2008, we entered into a Modification and Settlement Agreement with Leo Moore whereby we agreed to settle our obligation due to Leo Moore by paying a total amount of $209,500 on or before June 30, 2008; $5,000 to be paid each month from April through June 2008 with the balance due by June 30, 2008. The Company made the April, May, and June 2008 payment of $5,000 per month to Mr. Moore as scheduled. As of September 30, 2008, the balance due to Leo Moore was $199,500 including accrued interest of $35,000. As of November 15, 2008, the balance of the note remained unpaid and the Company was in default on the obligation.

On July 11, 2006, we entered into a Mutual Release and Settlement Agreement (“Moore Settlement Agreement”) with Jerry Moore, certain of his family members and affiliates (“Moore Family”). Moore Family had received 49,100,000 of our shares of common stock and became the majority shareholder of us on December 15, 2005 during the recapitalization of the Company in 2005. Under the Moore Settlement Agreement, Moore Family agreed to surrender to us 28,485,000 shares of our common stock, in exchange for which we agreed to pay Moore Family a total of $150,000 in installment payments. As of March 31, 2007, we have paid $50,000 to Moore Family. On March 23, 2007, we entered into a Modification Agreement with Moore Family to extend the payment terms on the remaining balance. On March 20, 2008 we entered into another Modification and Settlement Agreement with the Moore Family whereby we agreed to settle our obligation due to Moore Family by paying cash amount of $100,000 on or before June 30, 2008 and issuing 5,000,000 shares of our common stock to Moore Family. The Company valued the common stock at $350,000 based on the closing price of the stock as of the date of the agreement, and fully amortized the cost to interest expense over the term of the March 20, 2008 settlement agreement. As of September 30, 2008, the balance due to Moore Family was $100,000 including accrued interest of $20,000. As of November 15, 2008, the balance of the note remained unpaid and the Company was in default on the obligation.

NOTE 7 - STOCKHOLDERS’ EQUITY - NOT DISCLOSED ELSEWHERE

Common Stock

In April 2008, the Company issued 56,250 shares of common stock for legal services performed in 2006 valued at $0.21 per share.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 7, 2008, the Company reached a settlement agreement with an individual who agreed to perform services in exchange for 4,000,000 shares of the Company’s common stock in 2005. As a result of the settlement, the individual returned 2,000,000 of the shares to the Company. The 4,000,000 shares were originally issued to the individual in November 2005 prior to the Company’s recapitalization on December 15, 2005, which had no effect on the Company’s statement of operations. Therefore, the Company accounted for the return of the 2,000,000 shares simply as a reduction in common stock at par value for a total of $2,000 with a corresponding increase in additional paid-in capital at the same amount.

Shares Issued Pursuant to Various Consulting Agreements

On January 30, 2008, the Company entered into a consulting agreement with David Rosania to provide consulting services and support for business development of energy related properties, assist in development of the Company’s strategic marketing and business plan and to handle other duties as assigned by Company management. As compensation, 155,000 shares of the Company’s common stock were to be issued to Mr. Rosania. The term of this agreement was for a one month period commencing January 1, 2008. These shares were issued on February 1, 2008 and were valued at $.15 per share, based on the closing price of the Company’s common stock, resulting in consulting expense of $23,250 in the nine-months ended September 30, 2008.

On April 1, 2008, the Company entered into a consulting agreement with William E. Schumacher (“Schumacher”) to provide consulting services and support for the Company’s interim fundraising efforts, assist in development of the Company’s strategic marketing and business plan and to handle other duties as assigned by Company’s management. As compensation, 25,000 shares of the Company’s common stock were issued to Mr. Schumacher. The term of this agreement was for a three month period commencing April 1, 2008. These shares were issued on May 20, 2008 and were valued at $0.06 per share, based on the closing price of the Company’s common stock, resulting in consulting expense of $1,500 in the nine months ended September 30, 2008.

On April 17, 2008, the Company entered into a consulting agreement with Robert McIlhinney (“McIlhinney”) to provide consulting services and support for the Company’s interim fundraising efforts, assist in development of the Company’s strategic marketing and business plan and to handle other duties as assigned by Company management. As compensation, 75,000 shares of the Company’s common stock were to be issued to Mr. McIlhinney. The term of this agreement was for a three month period commencing April 15, 2008. These shares were issued on May 1, 2008 and were valued at $0.19 per share, based on the closing price of the Company’s common stock, resulting in consulting expense of $14,250 in the nine-months ended September 30, 2008.

On May 1, 2008, the Company entered into a consulting agreement with Randall P. Cohen (“Cohen”) to provide consulting services and support for the Company’s interim fundraising efforts, assist in development of the Company’s strategic marketing and business plan and to handle other duties as assigned by Company’s management. As compensation, 50,000 shares of the Company’s common stock are to be issued to Mr. Cohen. The term of this agreement was for a three month period commencing April 1, 2008. These shares were issued on May 20, 2008 and were valued at $0.38 per share, based on the closing price of the Company’s common stock, resulting in consulting expense of $19,000 in the nine months ended September 30, 2008.

On May 6, 2008, the Company and World Stock Exchange (“WSE”) entered into an Investment Relation Agreement, whereby the Company agreed to engage the Investment Relation services of WSE for one month and for compensation in the amount of $1,980 and 150,000 restricted shares of the Company’s common stock which were issued on May 20, 2008. The shares were valued at $0.23 per share, the trading price, and were recorded as consulting expense in the amount of $34,500 for the nine months ending September 30, 2008.

On June 1, 2008, the Company entered into a Consulting Agreement with Karl Schmidt (“Schmidt”), whereby, for compensation in the amount of 12,000,000 restricted shares of the Company’s common stock and reimbursement for all approved related business expenses, Schmidt will provide consulting services to the Company for a term of one-quarter commencing on June 1, 2008. The shares were issued on June 24, 2008. On June 30, 2008, the parties agreed that the shares issued were partial consideration for a loan agreement with International Financial Corporation, LLC (see Note 8). They further agreed that if the Company did not receive gross loan proceeds of at least $30,000,000 prior to the end of business on July 3, 2008, Schmidt would return the shares to the Company for cancellation. The Company did not receive the loan proceeds prior to the end of business on July 3, 2008, and as a result the shares were returned and assigned no value as of September 30, 2008.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On June 1, 2008, the Company entered into a Consulting Agreement with D&P Development LLC (“D&P”), a Florida corporation, whereby, for compensation in the amount of 5,000,000 restricted shares of the Company’s common stock and reimbursement for all approved related business expenses, D&P will provide consulting services to the Company for a term of one-quarter commencing on June 1, 2008. The shares were issued on June 24, 2008. On June 30, 2008, the parties agreed that the shares issued were partial consideration for a loan agreement with International Financial Corporation, LLC (see Note 8). They further agreed that if the Company did not receive gross loan proceeds of at least $30,000,000 prior to the end of business on July 3, 2008, D&P would return the shares to the Company for cancellation. The Company did not receive the loan proceeds prior to the end of business on July 3, 2008, and as a result the shares were returned and assigned no value as of September 30, 2008.

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

As of November 15, 2008 no shares had been sold to YA under the SEDA.

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

The estimated fair value of the aforementioned options was calculated using the Black-Scholes model. Consequently, the Company recorded a share-based compensation expense of $1,073,700 for the nine months ended September 30, 2008. The following table summarizes the weighted average of the assumptions used in the method.

	Nine Months Ending
	September 30,
	2008	2007
Expected volatility	181%	n/a
Dividend yield	n/a	n/a
Expected terms (in years)	10	n/a
Risk-free rate	4.35%	n/a

NOTE 8 - COMMITMENTS AND CONTINGENCIES - NOT DISCLOSED ELSEWHERE

General

There have been significant changes in the US economy, oil and gas prices and the finance industry which have adversely affected and may continue to adversely affect the Company in its attempt to obtain financing or in its process to produce commercially feasible gas exploration or production.

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of July 8, 2008 the Company was in default on all of its insurance policies including, but not limited to, its policies covering general and excess liability, directors and officers, errors and omissions, as well as sudden and accidental coverage on the wells. The occurrence of an uninsured event which may result in financial damage to the Company could have a material adverse effect on our financial condition and results of operations. Management intends to have all of these policies reinstated. On September 18, 2008, the Company obtained a new policy for directors and officers insurance and is current on this policy. As of November 15, 2008, most policies have not been reinstated, and management is unaware of any uninsured event which may result in financial damages to the Company.

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

Other

In December 2006, the Company was cited for certain violations by the West Virginia Department of Environmental Protection (“DEP”) pertaining to the drilling area around their wells. The violations generally consist of: the Company’s failure to seed and mulch the ground in the well area; the failure to properly mark the wells with signage; and leaving certain piping on the ground. In February 2007, the Company engaged a contractor to cure these violations and obtain abatements from the DEP. The estimated remediation costs were $50,000, of which the Company paid $25,000 in February 2007. As of November 15, 2007, the contractor has not completely finished the remediation work and since that time, the Company has renegotiated the remediation contract by agreeing to pay $16,000 for all remaining work. At the time when all remediation work is done, it is expected that the DEP will abate all violations. The DEP has allowed the Company to continue its drilling and production during this curative process. The estimated remediation costs were included in accounts payable and accrued expenses at September 30, 2008.

On February 26, 2007, we entered into a settlement agreement with Morgantown Excavators, Inc. (“MEI”) for the outstanding balance of $50,010 we owed to MEI for the environmental remediation services provided by MEI during the first and second quarter of 2006. In 2007, we paid a total of $15,000 to MEI. As of September 30, 2008, we still owed MEI $44,510, including $9,500 of late fees, which is included in accounts payable and accrued expenses in the accompanying balance sheet. As of November 15, 2008, $42,510 remained unpaid.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 7, 2007, the Company entered into a consulting agreement with Big Apple Consulting USA, Inc. (“Big Apple”), whereby Big Apple was to market and promote the Company to its network of brokerage firms and market makers. Big Apple was responsible for locating and introducing potential investors to the Company through telemarketing and other networking activities, as well as representing the Company in responding to investor inquiries. The Company was to compensate Big Apple in the form of either the Company’s shares of free trading common stock or cash, at the Company’s option. The term of the consulting agreement was for one year, and the Company had the right to extend the term for an additional year after the initial expiration date. The Company was unable to compensate Big Apple with free trading common stock however did issue 5,000,000 shares of its restricted common stock to Big Apple in 2007, and the Company recorded $5,250,000 of consulting expense in the first quarter of 2007 for the value of the common stock issued to Big Apple. Because the Company was unable to provide Big Apple with free trading shares, Big Apple failed to perform under the terms of the contract. Big Apple subsequently asserted that the Company had a remaining obligation under the contract in the amount of $260,000 for services performed under the consulting agreement. In April 2008 the Company agreed to pay $20,000 and issue 1,030,000 shares of restricted common stock to Big Apple as payment for the $260,000 obligation. The Company has recorded this obligation as consulting expense for the nine-months ended September 30, 2008. The Company issued the 1,030,000 shares of common stock to Big Apple in May 2008.

On June 28, 2007, the Company entered into two Restricted Equity Purchase Agreements with Mercatus & Partners Limited, a United Kingdom Private Limited Company (“Mercatus”). The Company subsequently decided not to proceed with the intended purchase agreements with Mercatus and the 17,440,000 shares were returned on June 2, 2008.

On April 25, 2008, the Company entered into a Letter of Intent (“LOI”) with International Financial Corporation, LLC, a Nevada Limited Liability Company (“International”) whereby both parties agreed to become members of Rivers West Energy, LLC. Under the LOI, International also agreed to provide the Company, upon the execution of a definitive agreement governing the understanding between the Company and International, with funds in the total amount of $624,000,000 for capital expenditures specified in the agreement and general working capital of the Company.

The Company did not receive the funds that International commited to deliver. Accordingly, on October 10, 2008, the Company reported in a Form 8K that it informed International of its intention to terminate the Letter of Intent based on International's failure ro comply with the terms of the LOI within the time period provided therein.

As further consideration for the LOI, the Company agreed to pay to Spectrum Facilitating Technologies, LLC, a Limited Liability Company (“Spectrum”) engaged by International to seek and investigate loan transactions on its behalf, the amount of $150,000, as well as to transfer to Spectrum 5,000,000 shares of the Company’s restricted common stock for bridge financing due diligence services. The Company paid the $150,000 in April and issued the 5,000,000 shares to Spectrum in May 2008. The shares were valued at $0.19 per share based on the Company’s stock trading price on the date of LOI for a total of $950,000, which was expensed by the Company for the nine months ended September 30, 2008.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company entered into an agreement with Epicenter Oil and Gas, LLC, (“Epicenter”) Depocenter Oil & Gas, LLC (“Depocenter”), Robert Turnage (“Turnage”), Frank Finkbeiner (“Finkbeiner”) and Rivers West (collectively the “Parties”), whereby Epicenter and Depocenter were to contribute certain assets to Rivers West pursuant to an Asset Purchase Agreement which was signed by the Parties on May 6, 2008. The assets to be transferred to Rivers West by Epicenter and Depocenter consisted primarily of certain oil and gas leases on approximately 106,000 acres of land located in southern Illinois, southwestern Indiana and western and west central Kentucky to be used for oil and gas exploration and production. The agreement to transfer the assets will become binding upon the Company’s execution of a LOI and the receipt by the Company of a minimum investment of $192,000,000 under the terms of the Funding and the receipt by the Company of $150,000,000 of Bridge Financing (the “Triggering Events”). Upon satisfaction of the Triggering Events, Turnage and Finkbeiner will become executive officers of the Company, and will each execute three-year employment agreements with the Company to become officers of Indigo. The employment agreements will each provide Turnage and Finkbeiner with an annual base salary of $1,200,000 and discretionary bonuses based upon mutually agreeable performance criteria. The employment agreements will also contain three-year non-compete provisions to be effective from the date the employment agreements expire. As further consideration, the Company was to provide Turnage and Finkbeiner each with 75,000,000 shares of Indigo restricted common stock.

On July 17, 2008, the Company entered into a loan agreement with BJ Petro, Inc., a Nevada corporation (“BJ Petro”) wherein BJ Petro agreed to provide the Company with a loan in the amount of $686,400,000, to be secured by certain assets of the Company. Under its terms, the agreement does not become effective unless and until a letter of credit is issued by the Company in the name of BJ Petro’s Attorney Trust Account in the amount of $10,000,000, which letter of credit shall be held as additional collateral on the loan. Under the terms of the agreement, the letter of credit shall have an issue and maturity date which is ninety (90) business days from the date of its issuance and shall be automatically released after the expiration of the ninety (90) day period and shall be replaced at that time by cash collateral deducted from the loaned amounts received by the Company from BJ Petro. No funds were disbursed under this agreement.

The Company and BJ Petro are currently working on a new loan agreement although there can be no assurance that the Company will receive financing from BJ Petro.

The letter of credit in the amount of $10,000,000 was to be provided by LCCom, Ltd., a company unrelated to either of the parties, for a fee of $400,000 which the Company paid on July 18, 2008. BJ Petro’s bank did not accept the letter of credit from LCCom, Ltd. because its risk variables had changed. The Company was not able to place the letter of credit with another bank and after ninety (90) business days the letter of credit expired and became void. As a result, the Company recorded the $400,000 fee as failed transaction cost for the nine months ended September 30, 2008. The Company and BJ Petro are currently working on a new loan agreement that would not require a letter of credit.

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

On May 26, 2006, we executed a consulting agreement with Stanley Teeple, Inc. (“STI”), a related party, to provide services related to accounting and SEC reporting. On February 28, 2008, our Board of Directors approved the issuance of a stock option to STI to purchase another 5,000,000 shares of our common stock pursuant to our 2007 Stock Option Plan. The option vested immediately on the option grant date, has an exercise price of $0.25 per share and expires on October 16, 2017 (see Stock Options under Note 7). The Company recorded consulting expense of $596,500 for the issuance of this option to STI in the nine-month period ending September 30, 2008.

In January 2008, John Hurley resigned as our Board Director and Everett Miller and Hercules Pappas were elected to fill in the two vacancies of our Board of Directors. As compensation for their services as members of our Board of Directors, Mr. Miller and Mr. Pappas each received an option to purchase 250,000 shares of our common stock pursuant to our 2007 Stock Option Plan. The options vested immediately on the option grant date, have an exercise price of $0.25 per share and expire on October 16, 2017 (see Stock Option under Note 7). During the nine months ended September 30, 2008, we recorded an aggregate consulting expense of $59,660 for the options issued to Messrs. Miller and Pappas.

In January 2008, the Company entered into a consulting agreement with Everett Miller, our Board Member and a related party, to provide consulting services and support for business development of energy related properties, assist in development of the Company’s strategic marketing and business plan and to handle other duties as assigned by Company management. As compensation, the Company was required to issue a non-qualified stock option to Mr. Miller under its 2007 Stock Option Plan to purchase 2,500,000 shares of the Company’s common stock with an exercise price of $0.25 per share. This option was issued by the Company on February 26, 2008 (see Stock Options under Note 7). The Company recorded consulting expense in the amount of $298,250 related to this option in the nine month period ending September 30, 2008. The term of this agreement was for a three month period commencing January 1, 2008 and is subject to cancellation by either party with 30-day written notice.

NOTE 10 - SUBSEQUENT EVENTS NOT DISCLOSED ELSEWHERE

On November 4, 2008, the Company borrowed $150,000 from Carr Miller, a related party, and issued a promissory note that provided for interest at 20% per annum with a maturity date of May 4, 2009. Within thirty days of funding of the loan, Carr Miller is to receive 1,500,000 shares of our common stock. In addition, Carr Miller has the option to either receive all principal and interest due on the loan within ten days of the maturity date or to convert the principal and interest due on the notes into shares of our common stock at a conversion price equal to 80% of the average ten-day closing price of the stock immediately preceding the due date. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties, and other factors, many of which are beyond our control. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and we cannot assure you that the actual results or developments anticipated by us will be realized or, even if realized, that they will have the expected consequences to or effects on us, our business or operations. We have no intention, and disclaim any obligation, to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise. Unless otherwise indicated or the context otherwise requires, all references to “Indigo,”“ the” Company,” “we,” “us” or “our” and similar terms refer to Indigo-Energy, Inc.

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

Results of Operations for the Nine Months Ended September 30, 2008 and September 30, 2007

We incurred a net loss for the nine-month period ended September 30, 2008 in the amount of $15,341,910 compared to a net loss of $24,274,644 for the nine-month period ended September 30, 2007. The decrease in net loss of $8,932,734 was primarily attributable to a $12,615,709 decrease in general and administrative expenses and a $2,600,556 decrease in impairment of oil and gas properties, which were offset by a $1,971,132 increase in interest expense, a $1,946,836 increase in loss on extinguishment of debt, a $1,065,027 decrease in the minority interest share of net loss, and a $400,000 increase in failed transaction cost, and a $833,219 increase in settlement expense.

Revenues

We generated revenue in the amount of $412,833 for the nine-month period ended September 30, 2008 compared to $408,169 for the nine-month period ended September 30, 2007.

Depletion Expense

We recorded a depletion expense on our proved properties of $79,774 for the nine-month period ended September 30, 2008 compared to $151,063 for the nine-month period ended September 30, 2007. The decrease of $71,289 in depletion expense was primarily due to our decreased oil and gas carrying costs at September 30, 2008 as a result of impairment charges as compared with those at September 30, 2007.

General and Administrative Expenses

General and administrative expenses for the nine-month period ended September 30, 2008 were $3,831,355 compared to $16,447,064 for the nine-month period ended September 30, 2007. The decrease of $12,615,709 in general and administrative expenses was primarily due to a decrease in consulting and of share-based compensation expense in the amount of $12,414,116. General and administrative expenses of $3,831,355 for the nine-month period ended September 30, 2008 were primarily comprised of $1,731,370 of consulting fees, $1,073,700 of share-based compensation related to the stock options we granted to our officer, directors, consultant and legal advisor, $499,012 of accounting fees and $246,864 of legal fees.

Interest Expense

Interest expense for the nine-month period ended September 30, 2008 was $8,447,017 compared to $6,475,885 for the nine-month period ended September 30, 2007. Interest expense incurred in the nine-month period ended September 30, 2007 primarily consisted of $4,555,258 for the value of shares we issued to various drillers as a result of the forbearance agreements we entered into with those drillers, $1,741,642 of interest on various notes payable, including amortization of discounts on the notes in the amount of $1,322,971, and $99,282 of interest related to the amortization of the beneficial conversion feature on our Series 1 convertible notes. Interest expense for the nine-month period ended September 30, 2008 was primarily comprised of $1,140,000 of interest related to drilling lease option extensions, $7,145,118 of interest on various notes payable, including amortization of discounts on the notes in the amount of $5,944,871, and $99,999 of interest related to the amortization of the beneficial conversion feature on our Series 1 convertible notes.

Loss on Extinguishment of Debt

We incurred loss on extinguishment of debt from various modification and settlement agreements related to our notes payable for the nine-month period ended September 30, 2008 in the total amount of $1,946,836.

Failed Transaction Cost

We incurred a failed transaction cost related to our loan agreement with BJ Petro, Inc. for the nine-month period ended September 30, 2008 in the total amount of $400,000.

Settlement Expense

We incurred settlement expense from our Global Settlement Agreement with all the other partners of Indigo LP for the nine-month period ended September 30, 2008 in the total amount of $833,219.

Pre-Acquisition Income and Minority Interest

For the nine-month period ended September 30, 2008, we recorded a pre-acquisition income of $44,135. This represented the 50% net income from Indigo LP for the three-month period ended March 31, 2008, the date of the Global Settlement Agreement we entered into with the other partners of Indigo LP, which was allocated to those partners. The $1,065,027 of minority interest recorded for the nine-month period ended September 30, 2007 represented the 50% of net loss from Indigo LP for the nine-month period ended September 30, 2007, which was allocated to the other partners of Indigo LP.

Preferred Dividend

Preferred dividend for the nine-month period ended September 30, 2008 was $0 compared to $448,503 for the nine-month period ended September 30, 2007. Preferred divided recorded during 2007 was related to the amortization of beneficial conversion feature on our Series A convertible super preferred stock, which had all been converted into shares of our common stock at December 31, 2007.

Results of Operations for the Three Months Ended September 30, 2008 and September 30, 2007

We incurred a net loss for the three-month period ended September 30, 2008 in the amount of $6,499,625 compared to a net loss of $4,405,625 for the three-month period ended September 30, 2007. The increase in net loss of $2,094,000 was primarily attributable to a $2,781,435 increase in interest expense, a $1,946,836 increase in loss on extinguishment of debt and a $400,000 increased in failed transaction costs, which were offset by a $2,600,556 decrease in impairment of oil and gas properties, a $1,623,332 decrease in general and administrative expenses, and a $1,110,052 decrease in the minority interest share of net loss.

Revenues

We generated revenue in the amount of $121,246 for the three-month period ended September 30, 2008 compared to $113,505 for the three-month period ended September 30, 2007.

Depletion Expense

We recorded a depletion expense on our proved properties of $27,986 for the three-month period ended September 30, 2008 compared to $52,232 for the three-month period ended September 30, 2007. The decrease of $24,246 in depletion expense was primarily due to our decreased oil and gas carrying costs at September 30, 2008 as a result of impairment charge as compared with those at September 30, 2007.

General and Administrative Expenses

General and administrative expenses for the three-month period ended September 30, 2008 were $402,057 compared to $2,025,389 for the three-month period ended September 30, 2007. The decrease of $1,623,332 in general and administrative expenses was primarily due to a decrease in consulting and of share-based compensation expense in the amount of $1,381,211. General and administrative expenses of $402,057 for the three-month period ended September 30, 2008 were primarily comprised of $120,624 of consulting fees, $153,096 of accounting fees, and $44,791 of legal fees.

Interest Expense

Interest expense for the three-month period ended September 30, 2008 was $3,728,117 compared to $946,682 for the three-month period ended September 30, 2007. Interest expense incurred in the three-month period ended September 30, 2007 primarily consisted of $882,265 of interest on various notes payable, including amortization of discounts on the notes in the amount of $614,152, and $32,638 of interest related to the amortization of the beneficial conversion feature on our Series 1 convertible notes.

Interest expense incurred in the three-month period ended September 30, 2008 primarily consisted of $310,000 of interest related to drilling lease option extensions, $3,366,114 of interest on various notes payable, including amortization of discounts on the notes in the amount of $2,945,549, and $33,333 of interest related to the amortization of the beneficial conversion feature on our Series 1 convertible notes.

Loss on Extinguishment of Debt

We incurred loss on extinguishment of debt from various modification and settlement agreements related to our notes payable for the three-month period ended September 30, 2008 in the total amount of $1,946,836.

Failed Transaction Cost

We incurred a failed transaction cost related to our loan agreement with BJ Petro, Inc. for the nine-month period ended September 30, 2008 in the total amount of $400,000.

Minority Interest

There is no minority interest recorded for the three-month period ended September 30, 2008 as a result of the Global Settlement Agreement we entered into with the other partners of Indigo LP dated March 31, 2008. The $1,110,052 of minority interest recorded for the three-month period ended September 30, 2007 represented the 50% of net loss from Indigo LP for the three-month period ended September 30, 2007, which was allocated to the other partners of Indigo LP.

Preferred Dividend

Preferred dividend for the three-month period ended September 30, 2008 was $0 compared to $72,075 for the three-month period ended September 30, 2007. Preferred divided recorded during 2007 was related to the amortization of beneficial conversion feature on our Series A convertible super preferred stock, which had all been converted into shares of our common stock at December 31, 2007.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of our common stock and the issuance of promissory notes. As of September 30, 2008, we had a cash balance of $157,637.

We require a minimum of approximately $9,200,000 for the next 12 months, which includes approximately $750,000 to pay for our outstanding professional fees, $1,300,000 to pay for the outstanding drilling costs to various drillers, $300,000 to the other former partners of Indigo LP as a result of the settlement agreement, $5,000,000 to pay our note payable obligation as well as $1,800,000 of accrued interest and additional funds to meet our capital needs for the anticipated drilling, development, and production activities on our property, as well as any other oil and gas properties we may acquire over the next twelve months. In addition to the minimum amount required, the Company expects to spend an additional $4,500,000 for lease acquisition and drilling activities. Moreover, in the event we locate additional prospects for acquisition, experience cost overruns at our current prospects or fail to generate projected revenues, we will also need additional funds during the next twelve months. We currently do not have sufficient funds to fund our current operations or such capital calls, pay our debts and other liabilities, and operate at our current levels for the next twelve months. Accordingly, we need to raise additional funds through sales of our securities or otherwise, immediately.

The Company plans to raise funds from private offerings of equity and debt securities in order to fund its operations through September 30, 2009.

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

Off Balance Sheet Reports

The Company had no off balance sheet transactions during the quarter ended September 30, 2008.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of September 30, 2008.

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

During the quarter ending September 30, 2008 we identified an additional material weakness in our internal control over financial reporting as a result of discussions with our independent auditors. As more fully described in Note 4 of our financial statements contained herein we forwarded funds to, or on behalf, of River West Energy, LLC. We have determined River West Energy, LLC to be a variable interest entity (“VIE”). We are required to consolidate the financial transactions and information of the VIE in our financial statements with our operations. We have yet to receive supporting documentation for expenditures made by, or on behalf of, River West Energy. We are required under US securities regulations to maintain books and records to support the accounting transactions reflected in our financial statements and not having the documentation noted above represents a material weakness in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes implemented to our system of internal control over financial reporting during the fiscal quarter ending September 30, 2008.

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

Our address for service of process in Nevada is 2857 Sumter Valley Dr., Henderson, NV 89052.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In July 2008 the Company issued 5,000,000 shares of common stock as part of consideration for a $100,000 and a $400,000 promissory note valued at $0.15 and $0.10 per share, respectively.

In July 2008 the Company issued 50,000 shares of common stock for promissory note extensions.

In July 2008 the Company issued 2,813,809 shares of common stock for promissory note penalties.

In August 2008 the Company issued 5,000,000 shares of common stock as part of consideration for a $500,000 promissory note valued at $0.12 per share.

In August 2008 the Company issued 100,000 shares of common stock for promissory note extensions.

In August 2008 the Company issued 2,567,492 shares of common stock for promissory note penalties.

 In September 2008 the Company issued 1,000,000 shares of common stock as part of consideration for a $100,000 promissory note valued at $0.09 per share.

In September 2008 the Company issued 13,017,082 shares of common stock for promissory note penalties.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As of November 15, 2008, the Company is in default of the following senior securities:

Name of Debtor	Type of Obligation	Principal Amount	Amount Outstanding As of September 30, 2008

Convertible Note - Series 2
Denny Ramos	Promissory Note	$75,000	$104,404
Carrie Jean Doine	Promissory Note	$50,000	$69,603

Convertible Note Series 3
James T. Dunn, III	Promissory Note	$50,000	$64,233
Kirsten Braatz	Promissory Note	$25,000	$32,116
Jerry Braatz, Sr.	Promissory Note	$50,000	$64,233
Donald Blatherwick	Promissory Note	$30,000	$38,490

Convertible Note - Series 4
Jerry Braatz, Sr.	Promissory Note	$125,000	$148,390
Kirsten Braatz	Promissory Note	$50,000	$59,356

Series of Notes Payable
James T. Dunn III	Settlement Agr.	$100,000	$110,000

Other Promissory Notes
Antoinette Davis	Promissory Note	$25,000	$33,774
Publishers Development Services, Inc.	Promissory Note	$25,000	$30,569
Robert Rosania	Promissory Note	$25,000	$31,089
Raymond & Gerri Garonski	Promissory Note	$40,000	$53,622

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.  EXHIBITS

Exhibit No.	Identification of Exhibit
3.1	Articles of Incorporation*
3.2	By-Laws*
10.1	Settlement Agreement with Indigo, LP**
10.2	Modification and Settlement Agreement with TAPO***
10.3	Form of Settlement Agreement with Promissory Note Holders***
10.4	Extension Agreement with Carr Miller Capital, LLC
10.5	Standby Equity Distribution Agreement****
10.6	Loan Agreement with BJ Petro*****
10.7	Promissory Note issued to Carr Miller Capital, LLC
31.1	Sarbanes Oxley Section 302 Certification
31.2	Sarbanes Oxley Section 302 Certification
32.1	Sarbanes Oxley Section 906 Certification
32.2	Sarbanes Oxley Section 906 Certification
*	Previously filed as exhibit to the 8-K filed by the Company on February 2, 2006
**	Previously filed as exhibit to the 10-KSB filed by the Company on April 15, 2008
***	Previously filed as exhibit to the 8-K filed by the Company on October 10, 2008
****	Previously filed as exhibit to the 8-K filed by the Company on January 3, 2006
*****	Previously filed as exhibit to the 8-K filed by the Company on July 23, 2006

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

INDIGO-ENERGY, INC.

By:	/s/ Steven P. Durdin
Steven P. Durdin
President and Chief Executive Officer

Date: November 19, 2008