Form 10-K
period 2008-12-31
Indigo-Energy, Inc.
filed 2009-05-14
CIK 356870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO________________.

INDIGO-ENERGY, INC.
(Name of small business issuer in its charter)

NEVADA	84-0871427
(State of or other jurisdiction of incorporation or organization)	(IRS Employer I.D. No.)

701 N. Green Valley Pkwy., Suite 200
Henderson, Nevada 89074
(Address of Principal Executive Office)
 (702) 990-3387
(Registrant’s telephone number, including area code)

 Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 if Regulation S-T (§229.405 of this chapter) during the preceeding 12 months (or such shorter period that the registrant was required to submit and post such files) ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting Company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☑

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act). ☐Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2008, based on the closing price of the Over-The-Counter Bulletin Board of $0.08 per share was $ 44,987.719.
Number of shares outstanding of the registrant’s common stock, $0.001 par value, outstanding on May 4, 2009: 688,521,299.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐ No ☐;

Documents Incorporated by Reference: NONE

INDIGO-ENERGY, INC

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Background

The Indigo-Energy, Inc. (the “Company” or “Indigo” or “We”) is an independent energy company engaged primarily in the exploration of natural gas and oil in the Appalachian Basin in Pennsylvania, West Virginia, Kentucky.  Additionally, the Company began a drilling program with Epicenter Oil & Gas LLC in the DuBois field near Jasper, Indiana, in the Illinois Basin for both oil and gas prospects.

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

Business

Indigo-Energy Inc. is an independent energy company engaged in the exploration of natural gas and oil. Our strategy is to profitably grow reserves and production, primarily through acquiring oil and gas leasehold interests and participating in or actively conducting drilling operations in order to exploit those interests.

Appalachian Basin Gas Operations

We own mineral rights (excluding coal) in Greene County, Pennsylvania and Monogalia County, West Virginia, respectively, as follows: 100% interest in 420 acres, one-third interests in 13 acres, one-sixth interest in 68 acres, and various percentages in an additional 56 acres  (collectively the “Indigo Property”). We do not own the surface land in these areas. These natural resources are available via subsurface drilling and recovery techniques. We drilled twenty-four (24) gas wells located in this area, twenty-one (21) of which were drilled through four turnkey drilling programs with four (4) respective operators (see status below). To quantify the potential for recoverable reserves of natural gas, oil and coal bed methane, we commissioned four independent geological and engineering studies of the Indigo Property.

The Company engaged HUB Energy, LLC as its advisor and field operations management team. HUB Energy, LLC was formed in the spring of 2006 specifically for the purpose of providing exploration and production management for Indigo. HUB Energy, LLC and Indigo entered into a series of agreements that aimed for the creation of significant Oil and Gas reserves throughout the Eastern United States. The main agreement was an Advisory Services Agreement whereby Indigo commissioned HUB Energy, LLC to discover, investigate, recommend and implement drilling ventures with various oil and gas developers and producers. HUB Energy, LLC requested bids for development through existing relationships with longstanding companies in Pennsylvania, West Virginia, Kentucky and Illinois. After receipt of the various proposals, HUB Energy, LLC screened the projects for economic viability and recommended implementation to Indigo.

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

Indigo Property- The Company Wells

Drilling operations began in late April 2006. As of May 4, 2009, three (3) wells have been drilled and completed on Indigo Property.

As of December 31, 2007, due to lack of significant production the Company had fully impaired the costs of two of its three initial wells. As of December 31, 2008, the Company had $289,818 of oil and gas property costs related to its three initial wells net of impairment and accumulated depletion on the wells. During the twelve-month period ended December 31, 2008, the Company recorded revenue of $74,882 and depletion expense of $26,882 on its three initial wells.

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
Pursuant to the Drilling and Operating Agreements Indigo entered into, the operators were responsible for drilling, completing (and plugging of wells prior to completion if it is determined that any well will not be profitable) wells, as specified in that agreement. The operators subcontracted numerous phases of the actual drilling and completion activities. The Company was required to pay the operators, the price as set forth in the Drilling and Operating Agreement in exchange for certain percentage of working interest (or a pro rata portion thereof for partial working interests in the oil and gas properties). Under the Drilling and Operating Agreements, the Company was required to pay to the operators, for each well, a cash amount ranging from fifty (50%) to one-hundred (100%) percent of the turnkey price per well in return for being assigned interest in the completed well.

Modification of Original Drilling Agreement

On April 2, 2008, the Company entered into a Modification and Settlement Agreement with Operator1 to settle its obligation in the amount of $671,598 to Operator1 under the terms of the July 2006 Drilling and Operating Agreement between Indigo LP and Operator1 (“DOA1”). Under the terms of the settlement agreement, the Company assigned all of its rights to receive revenue from the five DOA1 wells for a period equal to the later of 48 months (commencing January 2008) or until the obligation to Operator1 has been satisfied (“the Assignment Period”). Upon expiration of the Assignment Period, all rights assigned to Operator1 will automatically revert back to the Company and a new carried interest in the five DOA1 wells will be assigned to the Company. In addition to the aforementioned assignment, the Company assigned an 84.375% working interest to Operator1 in three drill sites to be determined located on the Company’s land. The Company retains the remaining 15.625% royalty and overriding royalty interests in the three drill sites. Operator1 will be operating the wells situated in the three drill sites. Under the settlement agreement, the Company also agreed to enter into a transportation agreement with Operator1 whereby Operator1 will transport all gas produced and recovered from the five wells under DOA1 as well as the wells to be drilled using the Company’s existing pipelines. The Company is to be compensated at a rate equal to the greater of 5% of the gas price paid or $.50 per MCF.

On December 29, 2008, the Company entered into a Continuation Agreement with Operator4 and HUB Energy, LLC (“HUB”) to settle its obligation in the amount of $283,039 to Operator4 and $65,000 to HUB in accordance with the November 2007 Modification and Settlement Agreement with HUB, Operator4, and Mark Thompson (Mid-East Oil Company and HUB are under common control of Mark Thompson). In addition, the Company paid Operator4 $18,000 for the completion of a well in September 2008 originally contemplated under the July 2006 Drilling and Operating Agreement between Indigo LP and Operator4 (“DOA4”). As consideration for the Continuation Agreement, Operator4 agreed to distribute to the Company previously suspended revenue checks from its then five completed wells through July 2008 in the amount of $138,553. The Continuation Agreement reaffirmed the Company’s 75% working interest in its six completed wells that it acknowledged are free of any additional encumbrance, lien or hindrance, or Department of Environmental Protection default or claim. In addition Operator4 agreed to make future monthly payments within 10 days of receipt.

On December 30, 2008, the Company entered into a Continuation Agreement with Operator2 to settle its obligation in the amount of $381,824 to Operator 2 under the terms of the July 2006 Drilling and Operating Agreement between Indigo LP and Operator2 (“DOA2”). Under the terms of the Continuation Agreement, Operator2 agreed to release $180,186 of suspended revenue checks owed to the Company for well production through October 2008 in exchange for the payment of the outstanding obligation of $381,824 by the Company. In addition, Operator2 agreed to assign the Company an additional 27% working interest in the wells, increasing the Company’s working interest in the wells to 60%. In January 2009, the Company was formally assigned the additional 27% working interest in the wells.

Illinois Basin Gas Operations

In November 2008, the Company commenced its drilling program with Epicenter Oil and Gas, LLC (“Epicenter”) in the DuBois Field located in the Illinois Basin in southern Indiana. The drilling of the initial two wells was funded through the Global Financing Agreement (“GFA”) by Carr Miller Capital, LLC (“Carr Miller”) which provided for an amount of $1,000,000 to be used exclusively for the Company’s drilling activities. On December 30, 2008 the Company received funding separate from the GFA from Carr Miller to begin drilling a third well in the DuBois field, which well is, adjacent to, but separate and distinct from the two wells drilled by the Company that were provided for in the GFA.  As of December 31, 2008, the Company has incurred $442,403 of costs related to the drilling of the first two wells which are recorded as unproved property costs, of which $109,482 was accrued for at December 31, 2008.  On February 20, 2009 the Company received the first traunch of Additional Funding from the GFA from Carr Miller to begin drilling a fourth well in the DuBois field.

On March 26, 2009, the Company entered into an agreement with Epicenter wherein Epicenter acknowledged that, between February 20, 2009 and March 23, 2009, it has received an aggregate of $900,000 from the Company, which amount was utilized for drilling and other activities related to the four wells located in the Dubois field, in the Illinois Basin. The agreement contained a representation from Epicenter that it has the right to drill on the property and also contained an undertaking on the part of Epicenter to execute an assignment of working interest in the Wells in favor of the Company and to record such assignment in the appropriate Public Records in Dubois County, Indiana.

On April 3, 2009, the Company announced that the above four wells have been completed.

On April 29, 2009, The Company entered into another agreement with Epicenter wherein Epicenter acknowledged that it has received an aggregate of $2,100,000 from the Company, which amount was utilized for drilling and other activities related to the four wells located in the Dubois field, in the Illinois Basin. The agreement provides that any remaining charges for the drilling of these four wells over and above the $2,100,000 will be paid from the 100% of the net revenue interest from these four wells until all drilling and completion costs have been paid-in-full. In consideration of the $2,100,000 provided by the Company, Epicenter assigned the Company a 75% working interest in the four wells, to be recorded in the appropriate public records of Dubois County, Indiana. In consideration of Epicenter being the operator of the wells, Epicenter will receive a 25% working interest in the wells. The working interests are subject to the customary 12.5% royalty interest due to the landowner and an overriding royalty interest of 8.25% of all gross revenues from oil and gas produced from the four wells.  As of May 7, 2009, Epicenter’s assignment of the 75% working interest to the Company has been recorded in the appropriate public records of Dubois County, Indiana.

On May 11, 2009, the Company received a Sworn Statement of Intention to Hold Lien filed on behalf of Akerman Construction Co., Inc. against the Company and other third parties indicating that Akerman Construction Co., Inc. intends to hold a lien on the land, well and well improvements, casing, and mineral interests in, on and under certain real estate located in the Dubois County, State of Indiana, as well as on all buildings, structures and improvements located thereon.

Operation of Producing Wells

Once a well drilled by an Operator is completed, the Operator supervises field operations of producing wells on the premises pursuant to the Drilling and Operating Agreement. The Drilling and Operating Agreement provides that the Operator is required to operate the wells as a reasonable operator in a good and workmanlike manner, in accordance with gas industry standards.

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

The Company plans to raise funds from private offerings of equity and debt securities in order to fund its operations through December 2009. The Company will need to raise additional funds in the event it locates additional prospects for acquisition, experiences cost overruns at its current prospects, or fails to generate projected revenues.

The Company has been able to continue operations to date through the funding provided by Carr Miller Capital, LLC (“Carr Miller”).  Under a Global Financing Agreement (the “GFA”), Carr Miller loaned $1,000,000 to the Company to be used exclusively for the Company’s drilling activities. In addition, under terms and conditions set forth in the GFA, additional funding in the amount of $500,000 was to be provided to the Company each month for a period of six months. This funding is to be utilized to meet the Company’s drilling objectives of a minimum of one new well to be drilled each month. To date, the Company has received $2,200,000 pursuant to the GFA.  On December 30, 2008 the Company received additional funding separate from the GFA from Carr Miller to begin drilling a third and fourth well in the DuBois field, which well is, adjacent to, but separate and distinct from the two wells drilled by the Company that were provided for in the GFA.

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

Our Principal Drilling Locations

Our principal drilling locations are in the States of Pennsylvania, West Virginia and Kentucky.  We also conduct drilling operations in the Dubois Field in Jasper, Indiana.

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

Price Fluctuation

The price of gas has been subject to high fluctuation.  Gas prices have decreased substantially in the past twelve months and no assurance can be given that such prices will increase, whether incrementally or significantly, in the near future.  As such, the Company cannot give assurance that its existing projects will prove to be economically feasible or profitable.

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

Marketing

Wells located in our oil and gas-drilling prospects that are successfully completed are anticipated to produce oil and natural gas. The purchase price for the produced hydrocarbon is expected to be what is then being paid in the area of the prospects for similar hydrocarbons, which is dependent upon conditions over which the Company has no control. The Company cannot assure that a purchaser will pay such price, or that there will be an available purchaser.

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

The U.S. Market

Cost of Compliance with Environmental Laws

Dismantlement, Restoration and Environmental Costs

The Company follows the guidance of SFAS No. 143, “Accounting for Asset Retirement Obligations” using a cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. SFAS No. 143 requires liability recognition for retirement obligations associated with tangible long-lived assets, such as producing well sites, and natural gas processing plants. The obligations included within the scope of SFAS No. 143 are those for which a company faces a legal obligation. The initial measurement of the asset retirement obligation is to record a separate liability at its fair value with an offsetting asset retirement cost recorded as an increase to the related property and equipment on the consolidated balance sheet. The asset retirement cost will be depreciated using a systematic and rational method similar to that used for the associated property and equipment upon the establishment of proven reserves for the respective wells. As of December 31, 2008, the Company’s liability for retirement obligations was $227,800, representing the obligation for wells completed as of the balance sheet date.

Retirement Obligations consist of the following as of December 31:

	2008	2007
Balance as of January 1	$208,000	150,000
Cumulative effect of change in accounting principle	–	–
Additional liabilities incurred(1)	–	$40,000
Liabilities settled	–	–
Accretion expense	19,800	18,000
Revision of estimates	–	–
Balance as of December 31	$227,800	$208,000

In December 2006, the Company was cited for certain violations by the West Virginia Department of Environmental Protection (“DEP”) pertaining to the drilling area around their wells. The violations generally consist of: the Company’s failure to seed and mulch the ground in the well area; the failure to properly mark the wells with signage; and leaving certain piping on the ground. In February 2007, the Company engaged a contractor to cure these violations and obtain abatements from the DEP. The estimated remediation costs were $50,000, of which the Company paid $25,000 in February 2007. As of November 15, 2007, the contractor has not completely finished the remediation work and since that time, the Company has renegotiated the remediation contract by agreeing to pay $16,000 for all remaining work. At the time when all remediation work is done, it is expected that the DEP will abate all violations. The DEP has allowed the Company to continue its drilling and production during this curative process.   As of the date of this Annual Report, we have not received any further notices from the DEP.

On February 26, 2007, we entered into a settlement agreement with Morgantown Excavators, Inc. (“MEI”) for the outstanding balance of $50,010 we owed to MEI for the environmental remediation services provided by MEI during the first and second quarter of 2006. In 2007, we paid a total of $15,000 to MEI. As of December 31, 2008, we still owed MEI $37,010, including $9,000 of late fees, which is included in accounts payable and accrued expenses in the accompanying balance sheet.  As of May 4, 2009, $37,010 remained unpaid.

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

Employees

As of December 31, 2008, we had one (1) employee.

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

The Company owns 420 acres of mineral rights (excluding coal) in Greene County, Pennsylvania and Monongalia County, West Virginia (the “Indigo Property”). The surface land is rolling hills and valleys with intermittent streams. The production of natural gas and oil on the property is completely owned by the Company except for certain net revenue interest assigned to various lenders as described in the Financial Statements. The Company has also acquired ownership or leasehold rights to oil and natural gas properties from third parties. Most of the Company’s current drilling operations are conducted on properties acquired from third parties. Our existing rights are dependent on those previous third parties having obtained valid title to the properties. Prior to the commencement of gas drilling operations on those properties, the third parties customarily conduct a title examination. The Company generally does not conduct examinations of title prior to obtaining its interests in its operations, but rely on representations from the third parties that they have good, valid and enforceable title to the oil and gas properties. Based upon the foregoing, we believe that we have satisfactory title to our producing properties in accordance with customary practices in the gas industry. The Company has become aware of potential historical discrepancies in the chain of title and other possible title imperfections pertaining to certain of its properties. The Company is not aware of the assertion or threatened assertion of any adverse claims against title to such properties. The Company intends to work with the third party predecessors in interest to resolve these discrepancies and imperfections in accordance with accepted industry practices.

To date, three (3) gas wells have been drilled on the Indigo Property.

On December 20, 2007, the Company entered into an agreement with Epicenter Oil and Gas, LLC (“Epicenter”) whereby Epicenter agreed to hold the sum of $100,000 paid by the Company as a deposit against future development costs of oil and gas leases and purchases of oil field equipment.  This amount was expensed during 2008.

During the twelve months ending December 31, 2008, Indigo was under the belief that it needed to preserve the lease rights to certain properties included in its planned drilling program with Epicenter for 2008. Given that a number of these leases were held by various interests, and that these development interests were commingled with the interests of Epicenter, the Company provided to Epicenter $840,000 in cash payments, including the $715,000 payment Indigo funded Rivers West during the second and third quarters of 2008, and 2,500,000 shares of its common stock as essentially a forbearance for the landholders and leaseholders to provide the Company additional time to complete the payment and obtain the leases.

On February 16, 2009, Epicenter indicate it viewed the forwarded monies as a loan and the Company entered into a promissory note with Epicenter in the amount of $940,000, which represented amounts including the $840,000 the Company initially paid to Epicenter for the purpose of preserving the lease rights to certain properties (including the $715,000 payment the Company paid to Rivers West) and the $100,000 deposit paid to Epicenter against future development costs of oil and gas leases and purchases of oil field equipment. The promissory note matures on the earlier of (i) one year from its issuance; or (ii) five days after Epicenter receives any funding, whether through the issuance of debt or of equity, in the amount of at least $5,000,000. The promissory note provided for interest at 5% per annum.

In November 2008, the Company began construction on two wells located in the DuBois Field located in southern Indiana.  The construction was funded through the Global Financing Agreement entered into by and between the Company and Carr Miller Capital, LLC (the “GFA”) which provided for an amount of $1,000,000 to be used exclusively for the Company’s drilling activities. In addition, commencing 30 days after the completion of these two wells, the GFA provides for funding in an amount of $500,000 each month for a period of six months. This funding is to be utilized to meet the Company’s drilling objectives of a minimum of one new well to be drilled each month. On December 30, 2008 the Company received additional funding separate from the GFA from Carr Miller to begin drilling a third and fourth well in the DuBois field, which well is, adjacent to, but separate and distinct from the two wells drilled by the Company that were provided for in the GFA.

On March 26, 2009, we entered into an agreement with Epicenter wherein Epicenter acknowledged that, between February 20, 2009 and March 23, 2009, it has received an aggregate of Nine Hundred Thousand Dollars ($900,000) from the Company, which amount was utilized for drilling and other activities related to four wells located in the Dubois field, Dubois County, Indiana.   The Agreement contained a representation from Epicenter that it has the right to drill on the property and also contained an undertaking on the part of Epicenter to execute an assignment of working interest in the wells in favor of the Company and to record such assignment in the appropriate Public Records in Dubois County, Indiana.

On April 3, 2009, the Company announced that the above four wells have been completed.

On April 29, 2009, The Company entered into another agreement with Epicenter wherein Epicenter acknowledged that it has received an aggregate of $2,100,000 from the Company, which amount was utilized for drilling and other activities related to the four wells located in the Dubois field, in the Illinois Basin. The agreement provides that any remaining charges for the drilling of these four wells over and above the $2,100,000 will be paid from the 100% of the net revenue interest from these four wells until all drilling and completion costs have been paid-in-full. In consideration of the $2,100,000 provided by the Company, Epicenter assigned the Company a 75% working interest in the four wells, to be recorded in the appropriate public records of Dubois County, Indiana. In consideration of Epicenter being the operator of the wells, Epicenter will receive a 25% working interest in the wells. The working interests are subject to the customary 12.5% royalty interest due to the landowner and an overriding royalty interest of 8.25% of all gross revenues from oil and gas produced from the four wells.  As of May 7, 2009, Epicenter’s assignment of the 75% working interest to the Company has been recorded in the appropriate public records of Dubois County, Indiana.

Productive Wells and Drilling Activity

Productive wells are producing wells and wells capable of production. The following table presents the Company's number of productive wells and plugged and abandoned dry wells:

	December 31,
	2008	2007
Productive wells, beginning of year	18	10

Wells completed	1	8
Wells recovered through driller settlement agreements (1)	5	-
Wells plugged and abandoned as dry wells	-	-

Productive wells, end of year	24	18

(1)	On December 30, 2008, the Company entered into a Continuation Agreement with Dannic Energy Corporation which resulted in the recovery of five wells.

Production

The following table presents the Company's average sales price and average production cost per unit of gas produced (mmcf). Production costs are those costs incurred to operate and maintain the Company’s wells and related equipment and facilities, including depreciation and applicable operating costs of support equipment and facilities and other costs of operating and maintaining those wells and related equipment and facilities. Production costs also include depreciation, depletion, and amortization of capitalized acquisition, exploration, and development costs. Production includes only production that is owned by the Company and produced to its working interest.

	December 31,
	2008	2007
Average sales price per unit of gas production (mmcf)	$10,900	$5,800

Average production cost per unit of gas production (mmcf)	$6,600	$7,000

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any litigation. However, on May 11, 2009, the Company received a Sworn Statement of Intention to Hold Lien filed on behalf of Akerman Construction Co., Inc. against the Company and other third parties indicating that Akerman Construction Co., Inc. intends to hold a lien on the land, well and well improvements, casing, and mineral interests in, on and under certain real estate located in the Dubois County, State of Indiana, as well as on all buildings, structures and improvements located thereon.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

As of May 4, 2009, our common stock is quoted and traded under the symbol “IDGG” on the OTC Bulletin Board (“Bulletin Board”).

As of May 4, 2009, the closing price of our common stock was $0.04.

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

Below is the market information pertaining to the range of the high and low bid information of our common stock for each quarter since year 2007. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	2007
	High	Low
First quarter	$0.85	$0.83
Second quarter	0.38	0.30
Third quarter	0.41	0.33
Fourth quarter	0.23	0.08
	2008
	High	Low
First quarter	$0.05	$0.03
Second quarter	0.13	0.12
Third quarter	0.06	0.05
Fourth quarter	0.08	.08
	2009
	High	Low
First quarter	$0.05	0.04

Source: http://www.pinksheets.com

Holders

On May 4, 2009, there were 1,125 holders of record of our common stock.

Dividends

No cash dividend was declared in 2008.

Recent Sales of Unregistered Securities

In October 2008, the Company issued 1,500,000 shares of common stock as part of consideration for a $150,000 promissory note.

In October 2008, the Company issued 8,318,334 shares of common stock for promissory note extensions.

In October 2008, the Company issued 13,068,820 shares of common stock for promissory note penalties.

In October 2008, the Company issued 50,027,212 shares of common stock for promissory note settlements.

In December 2008, the Company issued 225,000,000 shares of common stock pursuant to a Global Financing Agreement with Carr Miller Capital, LLC.

In December 2008, the Company issued 4,000,000 shares of common stock as part of consideration for a $150,000 and $250,000 promissory note.

In December 2008, the Company issued 150,000 shares of common stock for promissory note extensions.

In December 2008, the Company issued 450,909 shares of common stock for promissory note penalties.

In December 2008, the Company issued 10,013,665 shares of common stock for promissory note modification and settlements.

In December 2008, the Company issued 500,000 shares of common stock for compensation of two of its board of directors.

In December 2008, the Company issued 30 shares of the Company’s Series C Preferred stock to Carr Miller Capital, LLC pursuant to the Global Financing Agreement.  Such shares were subsequently converted to 30,000,000 shares of the Company’s common stock.

In December 2008, the Company issued 45 shares of the Company’s Series C Preferred stock to Carr Miller Capital, LLC as part of consideration for promissory notes in the aggregate amount of $900,000.  Such shares were subsequently converted to 45,000,000 shares of the Company’s common stock.

These securities were issued in transactions not registered under the Securities Act in reliance upon the exemption provided under Section 4(2) of the Securities Act and/or Regulation D promulgated by the Securities and Exchange Commission.  We believed that the exemption was available because the offer and sale of the securities did not involve a public offering and because of the limited number of recipients, each purchaser’s representation of sophistication in financial matters, and their access to information concerning our business.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview

We are an independent energy company, currently engaged in the exploration of natural gas and oil. Our strategy is to profitably grow reserves and production, primarily through acquiring oil and gas leasehold interests and participating in or actively conducting drilling operations in order to exploit those interests. The Company was formed in 1981 as Fuller-Banks Energy, Inc. and changed its name to Royal Equity Exchange Inc. in 1987, and subsequently to Procare America, Inc. in 1999. In 2001, the Company ceased all operations and became a public shell company. On December 15, 2005, the Company issued 49,100,000 shares of common stock in exchange for 100% of the outstanding shares of Indigo Land & Development, Inc. (“ILD”), which was treated as a recapitalization of ILD. On January 12, 2006, the Company changed its name to Indigo Energy, Inc.

We own mineral rights (excluding coal) in Greene County, Pennsylvania and Monongalia County, West Virginia, respectively, as follows: 100% interest in 420 acres, one-third interest in 13 acres, one-sixth interest in 68 acres, and various percentages in an additional 56 acres (collectively, the “The Indigo Property”). We do not own the surface land in these areas. These natural resources are available via subsurface drilling and recovery techniques. To quantify the potential for recoverable reserves of natural gas, oil and coal bed methane, we commissioned four independent geological and engineering studies of the Indigo Property.

As an exploratory stage company, we have incurred losses since our inception. We are delinquent on many of our obligations to our creditors. Our current liabilities exceed our current assets and we will need additional capital to fund operations. There are no assurances that we will receive funding to implement our business plan and our independent registered accountant indicated in its opinion on our 2008 annual financial statements that there was substantial doubt about our ability to continue as a going concern.

The Company needs to raise significant funds for future drilling and operating costs once production has commenced. Any fundraising conducted by the Company will most likely result in the issuance of additional shares of common stock which will dilute the ownership interests of the Company’s current shareholders. The Company’s expectation of its cash needs is approximately $4,600,000 in the next 12 months to fund future drilling operations of the Company. In addition, the Company requires approximately $4,600,000 to fund its current obligations under the various agreements to which the Company is a party.

During the next 12 months, we expect to purchase field equipment. We do not anticipate any significant changes in the number of our employees.

Results of Operations for the Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

We incurred a net loss for the year ended December 31, 2008 in the amount of $17,847,798 compared to a net loss of $31,862,575 for the year ended December 31, 2007. The decrease in net loss of $14,014,777 was primarily attributable to a $13,879,039 decrease in general and administrative expenses and a $8,371,861 decrease in impairment of oil and gas properties, which were offset by a $2,350,897 increase in interest expense, a $2,892,659 increase in loss on extinguishment of debt, a $2,559,034 decrease in the minority interest share of net loss, a $442,380 increase in settlement expense, a $400,000 increase in failed transaction cost, and a $322,724 increase in revenues.

Revenues

We had revenue in the amount of $676,969 for the year ended December 31, 2008 compared to $354,245 in revenues for the year ended December 31, 2007. The increase in revenue of 322,724 was primarily attributable to a 221,098 increase as a result of the Continuation Agreement with Dannic Energy Corporation.

Impairment of Oil and Gas Properties

Impairment cost of $8,371,861 related to oil and gas properties was incurred for the year ended December 31, 2007 as a result of our ceiling test on proved properties as well as impairment assessment on unproved properties.

Depletion Expense

We recorded a depletion expense on our proved properties of $125,912 for the year ended December 31, 2008 compared to $174,924 for the year ended December 31, 2007. The decrease of $49,012 in depletion expense was primarily due to our decreased oil and gas carrying costs at December 31, 2008 as a result of impairment charges as compared with those at December 31, 2007.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2008 were $4,611,125, compared to $18,490,164 for the year ended December 31, 2007. The decrease of $13,879,039 in general and administrative expenses was primarily due to a decrease in consulting and of share-based compensation expense in the amount of $14,029,068. General and administrative expenses of $4,611,125 for the year ended December 31, 2008 were primarily comprised of $1,939,217 of consulting fees, $1,073,700 of share-based compensation related to the stock options we granted to our officer, directors, consultant and legal advisor, $833,084 of accounting and auditing fees and $304,019 of legal fees.

Interest and Forbearance Expense

Interest expense for the year ended December 31, 2008 was $9,380,005 compared to $7,029,108 for the year ended December 31, 2007.  Interest expense of $7,029,108 for the year ended December 31, 2007 was primarily comprised of $4,555,258 of interest related to forbearance agreements with various operators, $2,261,738 of interest on various notes payable, including amortization of discounts on the notes in the amount of $1,721,066, and $132,615 of interest related to the amortization of the beneficial conversion feature on our Series 1 convertible notes. Interest expense of $9,380,005 for the year ended December 31, 2008 was primarily comprised of $1,170,000 of interest related to drilling lease option extensions, $7,831,351 of interest on various notes payable, including amortization of discounts on the notes in the amount of $6,440,228, $217,426 of interest related to the amortization of the beneficial conversion feature on our Series 1 convertible notes, and $92,035 of financing costs.

Gain On Troubled Debt Restructuring

We incurred a gain on troubled debt restructuring resulting from various modification and settlement agreements related to our notes payable for the year ended December 31, 2008 in the total amount of $114,227.

Loss on Extinguishment of Debt

We incurred a loss on extinguishment of debt from various modification and settlement agreements related to our notes payable for the year ended December 31, 2008 in the total amount of $2,892,659.

Failed Transaction Cost

We incurred a failed transaction cost related to our loan agreement with BJ Petro, Inc. for the year ended December 31, 2008 in the total amount of $400,000.

Settlement Expense

We incurred settlement expense from our Global Settlement Agreement with all the other partners of Indigo LP for the year ended December 31, 2008 in the total amount of $899,392.

Pre-Acquisition Income and Minority Interest

For the year ended December 31, 2008, we recorded a pre-acquisition income of $44,135. This represented the 50% net income from Indigo LP for the three-month period ended March 31, 2008, the date of the Global Settlement Agreement we entered into with the other partners of Indigo LP, which was allocated to those partners. The $2,559,034 of minority interest recorded for the year ended December 31, 2007 represented the 50% of net loss from Indigo LP for the year ended December 31, 2007, which was allocated to the other partners of Indigo LP.

Preferred Dividend

Preferred dividend for the year ended December 31, 2008 was $0 compared to $451,509 for the year ended December 31, 2007. Preferred divided recorded during 2007 was related to the amortization of beneficial conversion feature on our Series A convertible super preferred stock, which had all been converted into shares of our common stock at December 31, 2007.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of our common stock and the use of convertible debt. As of December 31, 2008, we had a cash balance of $625,222.

We require a minimum of approximately $4,600,000 for the next 12 months, which includes approximately $540,000 to pay for our outstanding professional fees, $200,000 to pay for the outstanding drilling costs to various drillers, $400,000 to the other former partners of Indigo LP as a result of the settlement agreement, $2,100,000 to pay our note payable obligation as well as $1,100,000 to pay accrued interest and fund other operating costs. In addition to the minimum amount required, the Company expects to spend an additional $4,600,000 for drilling activities. Moreover, in the event we locate additional prospects for acquisition, experience cost overruns at our current prospects or fail to generate projected revenues, we will also need additional funds during the next month. We currently do not have sufficient funds to fund our current operations or such capital calls, pay our debts and other liabilities, and operate at our current levels for the next twelve months. Accordingly, we need to raise additional funds through sales of our securities or otherwise, immediately.

If we are unable to obtain additional funds on terms favorable to us, if at all, we may be required to delay, scale back or eliminate some or all of our exploration and well development programs and may be required to relinquish our interest in one or more of our projects or in the extreme case, cease operations.

For the Year Ended December 31, 2008

Net cash used in operating activities was $4,634,215 for the year ended December 31, 2008 as compared to net cash used in operating activities of $1,808,010 for the year ended December 31, 2007. The $2,826,205 increase in cash used in operating activities was primarily due to our increased payments to preserve the lease rights to certain properties included in its planned drilling program and to begin drilling two wells in southern Indiana.

Net cash used in investing activities was $332,921 for the year ended December 31, 2008 as compared to net cash used in investing activities of $455,996 for the year ended December 31, 2007. The $123,075 decrease in cash used in investing activities was primarily due to decreased expenditures in our oil and gas properties as a result of cash shortfalls.

Net cash provided by financing activities was $5,584,463 for the year ended December 31, 2008 as compared to net cash provided by financing activities of $2,205,338 for the year ended December 31, 2007. The amounts in both periods represent mostly net proceeds from sales of debt and equity securities.

At December 31, 2008, we had a working capital deficit of $3,531,478 compared to a working capital deficit of $6,097,614 at December 31, 2007. The decrease in working capital deficit in the amount of $2,566,136 was due primarily to the settlement of short-term notes payable with common stock and the modification of short-term notes payable to long-term notes payable.

Convertible Notes - Series 1

In return for $2,662,100 received in April 2006 and continuing through October 2006, we issued convertible notes. The notes had maturity dates three years from the date of issuance and bore interest at 8% per annum. As of December 31, 2007, the noteholders have converted $2,262,100 of principal into 2,714,250 shares of our common stock. The notes provide that the 8% interest is due and payable only if the trading price of our stock fell below $0.15625 in a given month, whereby we would then be responsible for paying interest on the outstanding balance of the notes for that month.  As of As of December 31, 2008, the Company has recorded $32,088 of accrued interest on the remaining $400,000 of notes that are outstanding as a result of the stock price falling below $0.15625 in each of the twelve months ending December 31, 2008.

Convertible Notes - Series 2

In April and May 2007, we borrowed a total of $510,000 from various lenders evidenced by promissory notes. The promissory notes provided for interest at 20% per annum with maturity dates in October and November 2007. The lenders have the option to either receive all principal and interest due on the loan within ten days of the maturity dates or to receive shares of our common stock equal to the numerical dollars of principal and interest outstanding on the maturity dates of the loan. Within thirty days of funding of the loan, the lenders are also to receive additional shares of our common stock equal to twice the numerical dollars of the principal of the loan. In the event the notes are unpaid within ten days of its maturity date, we will incur a late charge equal to 10% of the note amount. As of December 31, 2007, we had issued 1,020,000 shares of our common stock to the lenders in connection with the issuance of these notes.

On July 27, 2007, $100,000 of these promissory notes was settled releasing Indigo from all obligations related to the promissory note.

In February 2008, we issued 30,000 shares of common stock to one of the lenders as consideration for an extension on the maturity date of a $10,000 note to February 29, 2008. In April 2008, we issued an additional 85,000 shares of common stock to this lender as consideration for an extension to May 15, 2008.

On September 29, 2008, the Company modified the terms of a promissory note, originally dated May 8, 2007 in the amount of $75,000, by terminating the conversion option feature on the note and extending its due date until December 31, 2008. In exchange, the Company agreed to issue 851,667 shares of its common stock, which were issued in October 2008.

On September 30, 2008, the Company settled five of the promissory notes aggregating $296,986, including $86,986 of accrued interest and penalties in exchange for 9,899,524 shares of common stock.  These shares were issued in October 2008.

On November 30, 2008, the Company settled one of the promissory notes aggregating $110,910, including $35,910 of interest and late fees in exchange for 3,697,000 shares of common stock.  The lender agreed to convert the outstanding balance to common stock at $0.03 per share when the fair market value of the stock was $0.02 per share. These shares were issued in December 2008.

On December 2, 2008, the Company entered into a Modification and Settlement Agreement with its remaining lender. The lender agreed to eliminate the Conversion Option of the original note in exchange for $1.

As of December 31, 2008, the Company has failed to pay an obligation amounting to $50,000 on the series of convertible notes, and as such, was in default on the obligation. As of May 4, 2009, the obligation remained in default. Management is in discussions with the noteholder regarding the forbearance of the obligation, and anticipates using the proceeds from equity contributions to repay the note obligation.

Convertible Notes - Series 3

In October through December 2007, the Company borrowed $570,000 from various lenders on series of borrowings, (including $300,000 from Carr Miller, who became a related party of the Company at the end of January 2008 upon the appointment of Everett Miller, who controls Carr Miller, as the Company’s Board Director; $65,000 from James Walter Sr., a former member of our Board of Directors and $25,000 from Tammy Walter, a family member of James Walter Sr.; and $50,000 from Jerry L. Braatz, Sr. and $25,000 from Kirsten K. Braatz (collectively the “Braatz Family”), who became a related party when their combined holdings of the common stock of the Company exceeded 5% of the then outstanding stock of the Company in October 2008). The promissory notes provided for interest at 20% per annum with maturity dates ranging from February through May 2008. The lenders have the option to either receive all principal and interest due on the notes or convert same into shares of our common stock at a conversion price equal to 80% of the average ten-day closing price of the stock immediately preceding the date. Within thirty days of funding of the loans the lenders are to receive shares of common stock equal to ten times the numerical dollars of the principal of the loan. In the event the notes are unpaid within ten days of their maturity dates, we will incur a late charge equal to 10% of the note amount and be required to issue common stock equal in value to the principal amoutn borrowed every 30 days from the default date until the notes are paid. In December 2007, we issued a total of 5,700,000 shares of common stock to the lenders. The Company did not pay certain of these notes at their original maturity dates, and, as a result, incurred a late charge equal to 10% of the note amounts and was required to issue common stock equal in value to the principal amount borrowed every 30 days from the default date until the notes are paid. In addition, one of the convertible notes was amended to extend the maturity date in consideration for which the Company agreed to issue to the noteholder 75,000 shares of its common stock, and pay interest at 20% per annum during the extended note period.

On September 30, 2008, the Company settled four of the promissory notes aggregating $148,587, including $33,587 of accrued interest and penalties, of which promissory notes aggregating $116,113, including $26,113 of accrued interest and penalties is attributable to related parties, in exchange for 4,952,886 shares of common stock, of which 3,870,449 shares of common stock is attributable to related parties.  The 4,952,886 shares were issued in October 2008.

On September 29, 2008, the Company modified the terms of the $300,000 note due to Carr Miller by terminating the conversion option feature on the note and extending its due date until December 31, 2008. In exchange, the Company agreed to issue 1,020,000 shares of its common stock to Carr Miller, which were issued in October 2008.

On November 24, 2008, the Company entered into a Modification and Settlement Agreement with lenders of notes totaling $155,000 whereby the lenders agreed to accept 2,894,443 penalty shares in lieu of the 12,020,833 penalty shares owed under the original agreements, for the period between November 1 and December 31, 2008.  For the twelve months ended December 31, 2008, the total of the Company’s common stock provided to the lenders in connection with late payment penalties and extension (but excluding the total number of 5,972,886 shares issued in connection with the Company’s settlement and modification of five notes in September 2008 as discussed below) amounted to 23,992,164 shares, all of which were issued as of December 31, 2008.

On November 30, 2008, pursuant to the GFA, a promissory note in the amount of $300,000 due to Carr Miller was replaced by a revised promissory note.

On December 2, 2008, the Company entered into a Modification and Settlement Agreement with lenders of notes totaling $155,000 whereby the lenders agreed to eliminate the Conversion Options of the notes in exchange for $1.

As of December 31, 2008, the Company was in default on obligations on these convertible notes amounting to $155,000. On January 10, 2009, Carr Miller acquired these notes from the original noteholders. On January 29, 2009, the Company issued replacement notes to Carr Miller that provided for interest at 20% per annum with a maturity date of January 29, 2014. Consequently, the Company’s original notes acquired by Carr Miller were canceled. Commencing February 6, 2010, the Company is required to make 48 equal monthly interest installment payments equal to the total interest due on the note. Within thirty days of refinancing of the loan, Carr Miller is also to receive shares of the Company’s common stock equal to ten times the numerical dollars of the principal of the loan. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount.

Convertible Notes - Series 4

In April and June 2008, we borrowed a total of $875,000 from various lenders and issued promissory notes of which $700,000 were due to related parties ($600,000 was due to Carr Miller and $100,000 was due to our former director, James Walter Sr.). In October 2008, Jerry L. Braatz, Sr. and Kirsten K. Braatz (collectively the “Braatz Family”) became a related party when their combined holdings of the common stock of the Company exceeded 5% of the then outstanding stock of the Company.  The promissory notes provided for interest at 20% per annum with maturity dates ranging from August through December 2008. The lenders have the option to either receive all principal and interest due on the notes within ten days of the maturity dates or to convert the principal and interest due on the notes into shares of our common stock at a conversion price equal to 80% of the average ten-day closing price of the stock immediately preceding the date. Within thirty days of funding of the loans, the lenders are to receive shares of our common stock equal to ten times the numerical dollars of the principal of the loan. In May and July 2008, we issued a total of 8,750,000 shares of common stock to the lenders in connection with the issuance of these notes.

In the event the notes are unpaid within ten days of their maturity dates, we will incur a late charge equal to 10% of the note amount and be required to issue common stock equal in value to the principal amount borrowed every 30 days from the default date until the notes are paid. On November 24, 2008, the Company entered into a Modification and Settlement Agreement with lenders of notes totaling $175,000 whereby the lenders agreed to accept 3,422,222 penalty shares in lieu of the 12,395,833 penalty shares owed under the original agreements, for the period between November 1 and December 31, 2008. As of December 31, 2008, we have issued an aggregate of 18,492,626 shares for these penalties.

On September 29, 2008, the Company modified the terms of $600,000 of these notes that were due to Carr Miller by terminating the conversion option feature on the notes, extending their due dates until December 31, 2008, and eliminating the late penalty provision on one of the notes. In exchange, the Company agreed to issue 1,268,889 shares of its common stock, which were issued at December 31, 2008.

On September 30, 2008, the Company settled the $100,000 note due to James Walter, Sr., a related party, in addition to $19,524 of accrued interest and penalties in exchange for 3,984,141 shares of common stock.  These shares were issued in October 2008.

On November 30, 2008, pursuant to the GFA, a promissory note in the amount of $500,000 due to Carr Miller was converted into 25,000,000 shares of common stock which the Company valued at $500,000. These shares were issued in December 2008.

On November 30, 2008, pursuant to the GFA, a promissory note in the amount of $100,000 due to Carr Miller was replaced by a revised promissory note.

On December 2, 2008, the Company entered into a Modification and Settlement Agreement with lenders of notes totaling $175,000 whereby the lenders agreed to eliminate the Conversion Options of the notes in exchange for $1.

As of December 31, 2008, the Company was in default on obligations on these convertible notes amounting to $175,000. On January 10, 2009, Carr Miller acquired these notes from the original noteholders. On January 29, 2009, the Company issued replacement notes to Carr Miller that provided for interest at 20% per annum with a maturity date of January 29, 2014. Consequently, the Company’s original notes acquired by Carr Miller were canceled. Commencing February 6, 2010, the Company is required to make 48 equal monthly interest installment payments equal to the total interest due on the note. Within thirty days of refinancing of the loan, Carr Miller is also to receive shares of the Company’s common stock equal to ten times the numerical dollars of the principal of the loan. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount

Convertible Notes - Series 5 – Related Party

In July and September 2008, we borrowed a total of $1,000,000 from Carr Miller, a related party. The promissory notes provided for interest at 20% per annum with maturity dates ranging from January through March 2009. The lender has the option to either receive all principal and interest due on the notes within ten days of the maturity dates or to convert the principal and interest due on the notes into shares of our common stock at a conversion price equal to 80% of the average ten-day closing price of the stock immediately preceding the date. Within thirty days of funding of the loans, the lender is to receive shares of our common stock equal to ten times the numerical dollars of the principal of the loan. In the event the notes are unpaid within ten days of their maturity dates, we will incur a late charge equal to 10% of the note amount. In July and September 2008, we issued a total of 10,000,000 shares of common stock to the lender in connection with the issuance of these notes.

On September 29, 2008, the Company modified the terms of these notes by terminating the conversion option feature on the notes. In exchange, the Company agreed to issue 1,557,778 shares of its common stock, which were issued in October 2008.

On November 30, 2008, pursuant to the GFA, this promissory note was replaced by a revised promissory note.

Other Convertible Notes

On July 9, 2007, we borrowed $100,000 from an individual lender and issued a promissory note that provided for interest at a rate of 20% per annum with a maturity date of January 9, 2008. On September 30, 2008, the Company settled this note, including $37,066 of accrued interest and penalties in exchange for 4,568,857 shares of common stock, which were issued in October 2008.

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

On August 15, 2007, we issued 25,000 shares of common stock to the lender.  On February 27, 2008, the lender converted the principal and accrued interest on the loan of $27,542 into 285,110 shares of our common stock.

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

In the event the notes are unpaid within ten days of their maturity dates, we will incur a late charge equal to 10% of the note amount and be required to issue common stock equal in value to the principal amount borrowed every 30 days from the default date until the notes are paid. Consequently, as of December 31, 2008, we have issued 1,686,869 shares for these penalties.

On September 30, 2008, the Company settled these notes aggregating $67,899, including $12,899 of accrued interest and penalties in exchange for 2,263,312 shares of common stock.  These shares were issued in October 2008.

On November 4, 2008, the Company borrowed $150,000 from Carr Miller, a related party, and issued a promissory note that provided for interest at 20% per annum with a maturity date of May 4, 2009. Within thirty days of funding of the loan, the lender is also to receive shares of the Company’s common stock equal to ten times the numerical dollars of the principal of the loan. As a result, 1,500,000 shares of the Company’s common stock were issued in December 2008. In addition, Carr Miller has the option to either receive all principal and interest due on the loan within ten days of the maturity date or to convert the principal and interest due on the notes into shares of our common stock at a conversion price equal to 80% of the average ten-day closing price of the stock immediately preceding the due date. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. On November 30, 2008, pursuant to the GFA, this promissory note in the amount of $150,000 due to Carr Miller was replaced by a revised promissory note.

Promissory Notes

Note Payable 1

On November 27, 2006, the Company borrowed $450,000 from a private lender and issued a promissory note to the lender. The note, as amended, had a maturity date of March 30, 2008. Within ten days of the maturity date, the Company was to pay the lender $550,000 less any earlier payments of principal, as satisfaction in full of this obligation. The Company did not pay the note at the maturity date of March 30, 2008. However, the lender agreed to extend the note so long as the Company makes the monthly payment of $12,500 as required under the amended note.

On October 15, 2008, the Company entered into a settlement agreement whereby the parties agreed that 1) the total due to the lender is $450,000 of principal plus $46,250 of accrued interest, late charges, and net royalty interests; 2) the principal will accrue simple interest at 15% per annum via monthly payments of $5,625 commencing October 15th until paid; 3) if any monthly interest payment is not paid by the 25th of the month, a one-time late payment penalty of $250 will be applied and accrued; 4) the lender waives forever any and all claim against the revenues, ownership, net royalty interest and any claim against Indigo No. 3 well; 5) in the event that Indigo does not pay the balance by October 15, 2009 and the agreement is not automatically renewed per item 7 below, or Indigo declares bankruptcy, the lender’s rights to the net revenue interest in Indigo No. 3 well will revert to 100% for the life of the well; 6) the lender releases Indigo, its officers, directors and agents from any liability arising out of the replacement of this settlement agreement and terminating all prior agreements and notes including any and all defaults, fees, penalties and interest on any notes as well as any other claims that the lender may have against Indigo; and 7) this initial term is for one-year commencing October 15, 2008 and will automatically renew from year to year under the same terms and conditions unless terminated by either party after the initial term or payment in full of the balance. As of May 4, 2009, the Company has made the required monthly payments of $5,625.

Note Payable 2

On January 19, 2007, we borrowed $200,000 from an individual lender and issued a promissory note, which provided the lender with a 30% NRI in our Indigo No. 2 well from the date of the funding through January 23, 2008, the maturity date of the note. On the maturity date, as full satisfaction for the note, the lender will have the option of either receiving repayment of half of the borrowing of $100,000 and retaining a 15% NRI in our Indigo No. 2 well for the life of the well, or receiving repayment of the entire borrowing of $200,000. In addition, the lender was entitled to 400,000 shares of our common stock to be issued within thirty days of the date of funding. In the event the note is unpaid within ten days of its due date, we will incur a late charge equal to 10% of the note amount. As of December 31, 2007, we had issued 400,000 shares of common stock to the lender.

On March 15, 2008, the Company entered into a Modification and Settlement Agreement with the noteholder whereby the Company was released from all its obligations under the original promissory note. Under the settlement agreement, the Company was required to pay the principal amount of the original note plus a 10% penalty fee on or before May 1, 2008 (“Due Date”), and to issue to the noteholder 1,000,000 shares of its common stock.

In the event the note principal plus the 10% penalty fee are not paid by the Due Date, then the Company is required to issue to the noteholder one share of its common stock for every dollar of the principal and penalty then outstanding for every month past the Due Date on which the note principal and penalty charge remain unpaid. As of December 31, 2008, the Company has issued 1,100,000 of penalty shares to the noteholder. If the note principal and the penalty are not paid by November 1, 2008, then the Company will no longer be released from any obligations under the original note and this settlement agreement will be deemed void. However, the noteholder will nevertheless retain the 1,000,000 shares of the Company’s common stock issued pursuant to the settlement agreement. On September 30, 2008, the note was extended to December 31, 2008, in consideration for which the Company agreed to issue 884,444 shares of common stock to the noteholder.  These shares were issued in October 2008. As of May 4, 2009, the note remained unpaid, the Company was in default on the obligation, and the Modification and Settlement Agreement that was in effect was deemed void.

Note Payable 3

On January 25, 2007, we borrowed $80,000 from an individual lender and issued a promissory note, which provided the lender with a 12% NRI in Indigo No. 2 well from the date of the funding through January 25, 2008, the maturity date of the note. On the maturity date, as full satisfaction for the note, the lender will have the option of either retaining the 12% NRI in our Indigo No. 2 well for the life of the well; or receiving repayment of the entire borrowing of $80,000 and retaining a 6% NRI in our Indigo No. 2 well for the life of the well. In addition, the lender was entitled to 200,000 shares of our common stock to be issued within thirty days of the date of funding. In the event the note is unpaid within ten days of its due date, we will incur a late charge equal to 10% of the note amount. As of December 31, 2007, we had issued 200,000 shares of common stock to the lender.

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

The new promissory note had a maturity date of September 15, 2007 and provided for interest to be paid in the amount of $2,000 within 5 days of the due date. In the event the note is unpaid within ten days of its maturity date, we will incur a late charge equal to 10% of the note amount. In November 2007 $50,000 of this note was repaid. On August 15, 2007, we issued 1,400,000 shares of common stock to the lender.

On April 25, 2008, the new promissory note was extended to July 15, 2008, in consideration for which the Company agreed to issue 1,000,000 shares of common stock to the noteholder and extended the interest rate on the note to 20% per annum.  As of September 30, 2008, amortization of the discount amounted to $190,000, which was recorded as interest expense. On September 30, 2008, the Company settled this note, including $37,185 of accrued interest and penalties in exchange for 4,572,843 shares of common stock, which were issued in October 2008.

Note Payable 4

On February 7, 2007, we borrowed $200,000 from an individual lender and issued a promissory note that provided the lender with a 30% NRI in our Indigo No. 2 well from the date of the funding through February 7, 2008, the maturity date of the note. On the maturity date, as full satisfaction for the note, the lender will have the option of either receiving repayment of half of the borrowing of $100,000 and retaining a 15% NRI in our Indigo No. 2 well for the life of the well; or receiving repayment of the entire borrowing of $200,000. In addition, the lender was entitled to 400,000 shares of our common stock to be issued within thirty days of the date of funding. In the event the note is unpaid within ten days of its due date, we will incur a late charge equal to 10% of the note amount. As of December 31, 2007, we had issued 400,000 shares of common stock to the lender.

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

In the event the note principal plus the 10% penalty fee are not paid by the Due Date, then the Company is required to issue to the noteholder one share of its common stock for every dollar of the principal and penalty then outstanding for every month past the Due Date on which the note principal and penalty charge remain unpaid. As of December 31, 2008, the Company has issued 1,100,000 of penalty shares to the noteholder. If the note principal and the penalty are not paid by November 1, 2008, then the Company will no longer be released from any obligations under the original note and this settlement agreement will be deemed void. However, the noteholder will nevertheless retain the 1,000,000 shares of the Company’s common stock issued pursuant to the settlement agreement.

On September 30, 2008, the Company settled the promissory note aggregating $220,000, including $20,000 of penalties in exchange for 7,333,333 shares of common stock.  These shares were issued in October 2008.

Note Payable 5

On February 15, 2007, we borrowed $100,000 from an individual lender and issued a promissory note that provided the lender with a 15% NRI in our Indigo No. 2 well from the date of the funding through February 16, 2008, the maturity date of the note. On the maturity date, as full satisfaction for the note, the lender will have the option of either retaining the 15% NRI in our Indigo No. 2 well for the life of the well; or receiving repayment of the entire borrowing of $100,000 and retaining a 7.5% NRI in our Indigo No. 2 well for the life of the well. In addition, the lender was entitled to 240,000 shares of our common stock to be issued within thirty days of the date of funding. In the event the note is unpaid within ten days of its due date, we will incur a late charge equal to 10% of the note amount. As of December 31, 2007, we had issued 240,000 shares of common stock to the lender.

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

In the event the note principal plus the 10% penalty fee are not paid by the Due Date, then the Company is required to issue to the noteholder one share of its common stock for every dollar of the principal and penalty then outstanding for every month past the Due Date on which the note principal and penalty charge remain unpaid. As of December 31, 2008, the Company has issued 660,000 of penalty shares and had 220,000 penalty shares issuable to the noteholder.  If the note principal and the penalty are not paid by November 1, 2008, then the Company will no longer be released from any obligations under the original note and this settlement agreement will be deemed void. However, the noteholder will nevertheless retain the 500,000 shares of the Company’s common stock issued pursuant to the settlement agreement. As of May 4, 2009, the note remained unpaid, the Company was in default on the obligation, and the Modification and Settlement Agreement that was in effect was deemed void.

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

On December 21, 2007, the Company did not repay these loans and as such, was in default. On February 11, 2008, one of the two lenders agreed to extend the due date of the loan to March 15, 2008 in exchange for the Company’s issuance of 50,000 shares of common stock. The Company repaid the loan plus accrued interest of $6,165 on March 28, 2008. On March 18, 2008, the other lender agreed to extend the due date of the loan to May 27, 2008 in exchange for the Company’s issuance of 250,000 shares of common stock. On September 29, 2008, the other lender agreed to extend the due date of the loan to December 31, 2008 in exchange for the Company’s issuance of 477,778 shares of common stock.  These shares were issued in October 2008. As of May 4, 2009, the Company was in default on $50,000 of these balances. Accrued interest on these notes as of December 31, 2008 amounted to $20,096.

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

In October 2007, two of these notes were amended to extend the maturity dates from September and October 2007 to December 2007 and January 2008, respectively, with the interest rate on one of the notes being increased from 10% to 20% per annum, in exchange for which we issued a total of 175,000 shares of our common stock to the two lenders valued at $23,000. In February 2008, seven notes were amended to extend the maturity dates to dates ranging from February 2008 to June 2008 in exchange for which we agreed to issue a total of 650,000 shares of our common stock to these six lenders. In March 2008, the Company repaid one of the notes in the amount of $15,000 and two notes were amended for a second time to extend the maturity dates to June 2008, in exchange for which we agreed to 1) issue a total of 600,000 shares of our common stock to the lenders; 2) pay $20,000 of accrued interest to one of the lenders; and 3) extend interest rate to 20% per annum on one of the extended notes. In April and May 2008, three notes were amended to extend the maturity dates to June and July 2008, in exchange for which we agreed to 1) issue a total of 275,000 shares of our common stock to the lenders; 2) pay $15,000 of accrued interest to one of the lenders; and 3) extend interest rate to 20% per annum on one of the extended notes. As of June 30, 2008, 1,525,000 shares of our common stock were issued under the terms of these agreements.  In July 2008, one note was extended for the fourth time for another month in exchange for which we agreed to issue 50,000 shares to the lender. In August 2008, this note was extended for the fifth time to September 2008 in exchange for which we agreed to issue 100,000 shares to the lender. In December 2008, this note was extended for the sixth time to December 2008 in exchange for which we agreed to issue 150,000 shares to the lender. In January 2009, this note was extended for the seventh time to March 2009 in exchange for which we agreed to issue 150,000 shares to the lender. In March 2009, this note was extended for the eighth time to June 2009 in exchange for which we agreed to issue 150,000 shares to the lender. On September 30, 2008, the Company settled five of the promissory notes aggregating $373,570, including $73,570 of accrued interest and penalties in exchange for 12,452,320 shares of common stock, all of which were issued in October 2008.  As of May 4, 2009, the Company was in default on $115,000 of these balances.

Notes Payable – Related Party

On January 21, 2008, the Company borrowed $380,000 from Carr Miller, who became a related party of the Company at the end of January 2008, and issued a promissory note that provided for interest at 10% per annum with a maturity date of July 24, 2008. Within thirty days of funding of the loan, the lender was also to receive shares of the Company’s common stock equal to five times the numerical dollars of the principal of the loan. As a result, 1,900,000 shares of the Company’s common stock were issued to Carr Miller on February 29, 2008. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. In addition, the Company will pay to Carr Miller a one-time administrative fee of $6,000.

On March 6, 2008, the Company borrowed $500,000 from Carr Miller and issued a promissory note that provided for interest at 20% per annum with a maturity date of September 10, 2008. Carr Miller became a related party of the Company at the end of January 2008 upon the appointment of Everett Miller, who controls Carr Miller, as one of the Company’s Board of Directors. Within thirty days of funding of the loan, Carr Miller is also to receive shares of the Company’s common stock equal to eleven times the numerical dollars of the principal of the loan. As a result, 5,500,000 shares of the Company’s common stock were issued to Carr Miller on April 2, 2008. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount.  On September 29, 2008, the Company modified the terms of this note by extending its due date until December 31, 2008. In exchange, the Company agreed to issue 1,022,222 shares of its common stock.  These shares were issued in October 2008. On November 30, 2008, pursuant to the GFA, this promissory note in the amount of $500,000 due to Carr Miller was replaced by a revised promissory note.

On April 11, 2008, the Company borrowed $120,000 from Carr Miller and issued a promissory note that provided for interest at 20% per annum with a maturity date of October 11, 2008. Within thirty days of funding of the loan, the lender is also to receive shares of the Company’s common stock equal to eleven times the numerical dollars of the principal of the loan. As a result, 1,320,000 shares of the Company’s common stock were issued to Carr Miller on May 1, 2008. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount.  On September 29, 2008, the Company modified the terms of this note by extending its due date until December 31, 2008.  In exchange, the Company agreed to issue 458,667 shares of its common stock.  These shares were issued in October 2008. On November 30, 2008, pursuant to the GFA, this note was converted into 6,000,000 shares of common stock. These shares were issued in December 2008.

On September 30, 2008, the Company borrowed $150,000 from Carr Miller and issued a promissory note that provided for interest at 20% per annum with a maturity date of April 1, 2009. Within thirty days of funding of the loan, the lender is also to receive shares of the Company’s common stock equal to ten times the numerical dollars of the principal of the loan. As a result, 1,500,000 shares of the Company’s common stock were issued in October 2008. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. On November 30, 2008, pursuant to the GFA, this promissory note in the amount of $150,000 due to Carr Miller was replaced by a revised promissory note.

On November 19, 2008, the Company borrowed $250,000 from Carr Miller, a related party, and issued a promissory note that provided for interest at 20% per annum with a maturity date of May 19, 2009. Within thirty days of funding of the loan, the lender is also to receive shares of the Company’s common stock equal to ten times the numerical dollars of the principal of the loan. As a result, 2,500,000 shares of the Company’s common stock were issued in December 2008. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. On November 30, 2008, pursuant to the GFA, this promissory note in the amount of $250,000 due to Carr Miller was replaced by a revised promissory note.

On December 5, 2008, pursuant to the GFA, promissory notes previously issued to Carr Miller in the aggregate principal amount of $2,450,000 and their accrued interest in the amount of $248,412, and accrued interest of $162,806 on three other Carr Miller notes with aggregate principle amount of $1,000,000, which were converted into Indigo’s common stock pursuant to the GFA, were amended and replaced by a new promissory note (“New Note”) totaling $2,861,218.  The New Note is secured by all the assets of the Company, has a maturity date of November 30, 2013 and bears interest at the rate of 10% per annum. In the event of default principal and interest due shall become immediately due and payable.

On December 16, 2008, pursuant to the GFA, the Company borrowed $1,080,000 from Carr Miller and issued a promissory note that provided for interest at 10% per annum with a maturity date of December 16, 2010. This note represents the $1,000,000 of funding for the drilling of the initial two wells per the GFA. The additional $80,000 of funding represents a deposit on legal fees as outlined in the GFA. Within thirty days of funding of the loan, the lender is also to receive 50,000,000 shares of the Company’s common stock. The shares were issued in December 2008. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount.

On December 30, 2008, the Company borrowed $900,000 from Carr Miller and issued promissory notes that provided for interest at 20% per annum with maturity dates of December 30, 2013. The note in the amount of $500,000 required that commencing January 5, 2010, the Company is required to make 48 equal monthly interest installment payments equal to the total interest due on the note. The note in the amount of $400,000 required that commencing January 5, 2011, the Company is required to make 36 equal monthly interest installment payments equal to the total interest due on the note. Within thirty days of funding of the loans, the lender is also to receive shares of the Company’s common stock equal to fifty times the numerical dollars of the principal of the loans. As a result, 45,000,000 shares of the Company’s common stock were issuable to Carr Miller as of December 31, 2008. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount.  Since the Company did not have enough authorized shares of common stock, the Company agreed to issue Carr Miller 45 shares of the Company’s Series C Preferred Stock, which were issued in January 2009.  Each share of Series C Preferred Stock shall automatically convert into 1,000,000 shares of the Company’s common stock upon the occurrence of the Company’s contemplated increase in authorized stock from 600,000,000 to 1,000,0000,000 shares of common stock.  On April 21, 2009, the Company filed its Certificate of Amendment to its Articles of Incorporation with the State of Nevada increasing its total number of authorized common stock to 1,000,000,000.  The preferred shares will vote on an as converted basis. All shares of the Company’s stock issued to Carr Miller are subject to restrictions under Rule 144 and are subject to volume limitations imposed on affiliates of the Company upon the sale thereof. The purpose of the loans is: (i) to procure an accounts payable settlement on ten operating wells previously drilled by the Company (ii) to provide the Company with the necessary funds to settle the Company’s obligations with certain professionals; and (iii) to provide the Company with the funding it requires to begin drilling a third well in the DuBois field, which well is, adjacent to, but separate and distinct from the two wells currently being drilled by the Company that were provided for in the Global Financing Agreement.

On December 31, 2008, the Company borrowed $200,000 from Carr Miller and issued promissory notes that provided for interest at 20% per annum with a maturity date of December 31, 2013. The note required that commencing January 6, 2010, the Company is required to make 48 equal monthly interest installment payments equal to the total interest due on the note. Within thirty days of funding of the loan, the lender is also to receive shares of the Company’s common stock equal to ten times the numerical dollars of the principal of the loan. As a result, 2,000,000 shares of the Company’s common stock were issuable to Carr Miller as of December 31, 2008. The shares were issued in January 2009. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. The Company valued the 2,000,000 shares at $160,000 based on its stock trading price of $0.08 on the date of promissory note.

Promissory Note Settlement Agreements

On September 30, 2008, the Company entered into a total of 20 settlement agreements with individual lenders holding various convertible and non-convertible promissory notes previously issued by the Company in the aggregate amount of $1,500,817, consisting of $1,180,000 of principal and $320,817 of accrued interest. The settlements also included promissory notes in the total amount of $372,823 issued to one of the Company’s former directors, Mr. Walter, Sr. and his affiliates. Under the terms of the September Settlement Agreements, the individual lenders agreed to the retirement of their promissory notes in exchange for an aggregate of 50,027,216 shares of the Company’s common stock, 12,427,433 of which was issued to Mr. Walter, Sr. and his affiliates. As part of the settlement agreements, the individual lenders agreed to release the Company from any liability arising out of the issuance of and defaults on the promissory notes as well as any other claims that the individual lenders may have against the Company.

Promissory Note Modification Agreements

On September 29, 2008, the Company modified the terms of nine of its outstanding notes with Carr Miller, a related party, six of which were convertible totaling $1,900,000 of principal, and three of which were non-convertible totaling $1,000,000 of principal. The modification of terms terminated the conversion features on all of the convertible notes. The modification of terms also terminated the late payment provision on one of the notes with a principal of $500,000 dated April 24, 2008.  This provision formerly required the Company to issue one share of common stock for every dollar of the principal amount borrowed every 30 days from the default date until the notes were paid.  In addition, the modification extended the due dates of certain of these notes due at various dates in 2008 to December 31, 2008. Except as set forth in these modification terms, all other terms of the notes remained unchanged. In consideration for the modification of these notes, the Company agreed to issue 6,104,445 shares of common stock to Carr Miller.

On September 30, 2008, the Company modified the terms of one of its Series 2 Convertible Notes originally dated May 8, 2007 with a principal amount of $75,000. The modification of terms terminated the conversion feature and extended the due date until December 31, 2008. All other terms of the note remained unchanged. In exchange, the Company issued of 851,667 shares of common stock to the noteholder.

Global Financing Agreement  (“GFA”) – Related Party

On December 5, 2008, the Company entered into the GFA with Carr Miller wherein Carr Miller agreed to restructure the Company’s existing debt obligations to Carr Miller and to provide the Company, subject to the terms and conditions set forth in the Agreement, with funding to finance and institute a new drilling program for the Company.

Under the terms of the Agreement, Carr Miller irrevocably agreed to provide the Company with funding in the amount of up to $1,000,000 to be used exclusively for the Company’s drilling activities (the “Funding”).  The Company received this funding in November and December of 2008. Upon the completion of the drilling activities, Carr Miller also committed to provide the Company with additional funding in the amount of $500,000 each month for a period of 6 months, which amount shall be used to meet the Company’s objective of one new well drilled each month and to fund other reasonable expenses (the “Additional Funding”). The Additional Funding will be in the form of promissory notes with two year maturities and an interest rate of 10%. The first traunch of this funding was received in February 2009 and part of the second traunch of this funding was received in March 2009.

The Agreement further provides that promissory notes previously issued by the Company to Carr Miller in the aggregate amount of $1,000,000 (the “First Notes”) shall be converted into 50,000,000 shares of the Company’s common stock,. The shares were issued in December 2008. Further, the Parties agreed that promissory notes previously issued to Carr Miller in the aggregate principal amount of $2,450,000 and their accrued interest in the amount of $248,412 (the “Second Notes”) in addition to the accrued interest on the First Notes, in the amount of $162,806, shall be amended and replaced by a new promissory note (“New Note”) totaling $2,861,218 (See Notes Payable – Related Party section above).  The New Note shall be secured by all the assets of the Company, shall have a maturity date of November 30, 2013 and shall bear interest at the rate of 10% per annum. In the event of default principal and interest due shall become immediately due and payable. The Second Notes that were restructured originally provided for interest at a rate of 20% per annum.

In consideration for the restructuring of the First and Second Notes and financing commitment, and other undertakings under the Agreement, the Company agreed to grant Carr Miller, in addition to the restricted shares issued upon conversion of the First Notes:

a.	125,000,000 restricted shares of the Company’s common stock as additional consideration for the New Note. The shares were issued in December 2008.

b.
Warrants (“Carr Miller Warrants”) to purchase 37,950,000 shares of common stock, which warrants shall be exercisable within 7 years at an exercise price of $0.02 per share, the per share price when the Agreement was negotiated, provided that such warrants shall only be exercisable in the event that existing options/warrants are exercised.  The Carr Miller Warrants were issued to ensure anti-dilution protection to Carr Miller. The Carr Miller Warrants were issued and vested on December 5, 2008 and expire in 7 years from date of grant.

c.
Upon the delivery of the Funding of $1,000,000 as described above, the Company agreed to issue to Carr Miller 50,000,000 shares of Common Stock.  The number of shares to be issued to Carr Miller was arrived at using the same formula the Company has used for similar funding activities throughout 2008. The shares were issued in December 2008.

d.
In consideration of the commitment for the Additional Funding, the Company shall issue to Carr Miller 10 shares of Common Stock for every dollar committed to the Company from such Additional Funding, which equals an aggregate of 30,000,000 shares.  The number of shares issuable to Carr Miller upon the occurrence of the Additional Funding was arrived at using the same formula the Company has used for similar funding activities throughout 2008.  These shares shall be effective immediately and issued upon the Company’s increase in its authorized shares in a sufficient quantity to allow the issuance. The shares were issuable in the form of shares of the Company’s Series C Preferred Stock at December 31, 2008, and were issued in January 2009.

Lastly, the Company also agreed to appoint Mr. Everett Miller as the Company’s Chief Operating Officer.

On December 24, 2008, our Board of Directors adopted a resolution approving the amendment of the Company’s Articles of Incorporation to change the Company’s corporate name from “Indigo-Energy, Inc.” to “Carr Miller Energy, Inc.” (the “Name Change”). Subsequently, stockholders representing 53.6% of the Company’s outstanding common stock as of January 14, 2009 (the "Majority Stockholders") executed a written consent to effect the Name Change. A Certificate of Amendment to our Articles of Incorporation effectuating the Name Change will be filed with the Secretary of State of Nevada (the “Certificate of Amendment”) and the Name Change will become effective at the close of business on the date it is accepted for filing by the Secretary of State of Nevada.  It is anticipated that the Certificate of Amendment to effect the Name Change will be filed on or before June 30, 2009.

Critical Accounting Policies and Estimates

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These accounting principles require management to use estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period. Management reviews its estimates, including those related to the determination of proved reserves, well completion percentage under the turnkey drilling programs, estimates of future dismantlement costs, estimates of future cash flows in valuing oil and gas proprieties, debt modifications or extinguishment, income taxes and litigation. Actual results could differ from those estimates.

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

In evaluating the accounting for the debt modifications and exchanges, management was required to make a determination as to whether the debt modifications and exchanges should be accounted for as a troubled debt restructuring (“TDR”) or as an extinguishment or modification of debt. In concluding on the accounting, management evaluated SFAS 15, Accounting by Creditors and Debtors in Troubled Debt Restructurings, EITF 02-4,  Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is within the Scope of FASB Statement No. 15  (“EITF 02-4”), EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments  (“EITF 96-19”), and EITF 06-6, Debtor’s Accounting for a Modification or Exchange of Convertible Debt Instruments (“EITF 06-6”). The relevant accounting guidance required us to determine first whether the exchanges of debt instruments should be accounted for as a TDR. A TDR results when it is determined, evaluating six factors described in EITF 02-4 considered to be indictors of whether a debtor is experiencing financial difficulties, that the debtor is experiencing financial difficulties, and the creditors grant a concession; otherwise, such exchanges should be accounted for as an extinguishment or modification of debt. The assessment of this critical accounting estimate required management to apply a significant amount of judgment in evaluating the inputs, estimates, and internally generated forecast information to conclude on the accounting for the modifications and exchanges of debt.

The Company then evaluated EITF 96-19 or EITF 06-6 to determine if the debt modification constituted a material modification, in which case the debt modification would be accounted for as the extinguishment of the original debt and the creation of new debt, resulting in the recognition of a gain or loss on the extinguishment of debt. If it was determined that the debt modification was not a material modification, then there is no recognition of gain or loss on the extinguishment of debt, and the carrying amount of the debt is adjusted for any premium or discount that is amortized over the modification period.

Based on this analysis and after the consideration of the applicable accounting guidance, management concluded the some of the modifications and exchanges of debt were deemed to be TDRs, some were deemed as an extinguishment of old debt under EITF 96-19 or EITF 06-6, while others were merely a modification of the original note.

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

Off Balance Sheet Reports

The Company had no off balance sheet transactions during the year ended December 31, 2008.

ITEM 8.  FINANCIAL STATEMENTS.

FINANCIAL STATEMENT TABLE OF CONTENT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Indigo-Energy, Inc.
Henderson, Nevada

We have audited the accompanying consolidated balance sheets of Indigo-Energy, Inc. (an exploration stage entity) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended and the period from 2005 (inception of exploration stage) through December 31, 2008. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indigo-Energy, Inc. as of December 31, 2008 and 2007, and the results of its operations, changes in stockholders’ deficit and its cash flows for the years then ended and period from 2005 (inception of exploration stage) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company:  has incurred net losses since inception; had a working capital deficiency of $3,531,477 as of December 31, 2008; had a net loss in 2008 of $17,847,797; is delinquent on many of its obligations to its creditors; still owes certain parties payments for drilling wells for the Company; and does not currently have sufficient funds to execute its business plan or fund current operations or current capital commitments; and has been borrowing money and assigned its interests in certain property as collateral or consideration for these loans.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

L J SOLDINGER ASSOCIATES, LLC

Deer Park, Illinois
May 13, 2009

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Consolidated Balance Sheets

	Year Ending December 31,
		2007
	2008	As Adjusted (Note 4)
ASSETS
Current assets
Cash and cash equivalents	$625,222	$7,995
Accounts receivable	208,147	4,360
Accounts receivable – related party	13,570	80,564
Prepaid expenses	186,301	164,227
Deposits	-	100,000
Due from related party	4,000	4,000

Total current assets	1,037,240	361,146

Proved oil and gas properties, net	725,987	851,900
Unproved oil and gas properties	442,403	-

Other assets
Deferred loan costs, net of accumulated amortization of $263,043 and $243,711 at December 31, 2008 and 2007, respectively	609,167	22,499

	$2,814,797	$1,235,545
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,820,309	$3,202,360
Accounts payable and accrued expenses – related party	233,774	515,955
Current portion of liability due to operator	81,917	-
Notes payable, net of discount	835,863	1,508,285
Note payable, net of discount – related party	525,000	-
Convertible notes, net of discount	430,723	967,160
Due to related parties	244,500	265,000
Obligation to former minority interest owners	175,787	-
Obligation to former minority interest owners – related party	220,844	-

Total current liabilities	4,568,717	6,458,760

Long term liabilities
Liability due to operator, non-current	433,004	-
Accrued interest – related party	30,711	-
Note payable, net of discount – related party	2,139,320	-
Convertible notes, net of discount, non-current	-	213,297
Obligation to former minority interest owners	430,434	-
Obligation to former minority interest owners – related party	540,762	-

Total long term liabilities	3,574,231	213,297

Total liabilities	8,142,948	6,672,057

Commitments and contingencies	-	-

Minority interest	-	1,331,299

Stockholders’ deficit
Series C preferred stock; $0.001 par value; 100 shares authorized; 75 and 0
shares issuable at December 31, 2008 and 2007, respectively	-	-
Liquidation preference: see Note 9	-	-
Common stock; $.001 par value; 600,000,000 shares authorized; 562,346,488 and 174,509,252 shares issued and outstanding at December 31, 2008 and 2007, respectively; 2,994,811 and 1,567,667 shares issuable at December 31, 2008
and 2007, respectively	565,341	176,077
Additional paid-in capital	71,993,326	53,089,578
Deficit accumulated since inception of the exploration stage in December 2005	(77,886,818)	(60,033,466)

Total stockholders’ deficit	(5,328,151)	(6,767,811)

	$2,814,797	$1,235,545

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Consolidated Statements of Operations

			Since Inception
			of Exploration
	For the Years Ended		Stage in
	December 31,		December 2005
		2007	to December 31,
	2008	As Adjusted (Note 4)	2008

Revenues	$578,063	$258,123	$836,186
Revenues – related party	98,906	96,122	195,028

Net revenues	676,969	354,245	1,031,214

Operating expenses (income)
Impairment of oil and gas properties	-	8,371,861	8,901,865
Operating expenses	266,530	238,118	595,913
Operating expenses - related party	19,235	14,666	33,901
Depletion	125,912	174,924	300,836
General and administrative - related party	1,214,005	9,897,622	19,368,500
General and administrative	3,397,121	8,592,543	25,282,025

Total operating expenses	5,022,803	27,289,734	54,483,040

Loss from operations	(4,345,834)	(26,935,489)	(53,451,826)

Other income (expenses)
Interest and forbearance expense, net	(5,303,078)	(7,029,108)	(15,031,201)
Interest expense, net – related party	(4,076,927)	-	(4,076,927)
Gain on troubled debt restructuring	55,700	-	55,700
Gain on troubled debt restructuring - related party	58,528	-	58,528
Loss on extinguishment of debt	(1,546,792)	-	(1,546,792)
Loss on extinguishment of debt - related party, net	(1,345,867)	-	(1,345,867)
Failed transaction cost	(400,000)	-	(400,000)
Settlement expense	(398,611)	-	(398,611)
Settlement expense - related party	(500,781)	(457,012)	(1,857,793)

Total other expense, net	(13,457,828)	(7,486,120)	(24,542,963)

Net loss before minority interest and pre-acquisition income	(17,803,662)	(34,421,609)	(77,994,789)

Minority interest and pre-acquisition income
Minority interest	-	2,559,034	2,616,269
Pre-acquisition income	(44,135)	-	(44,135)
Total minority interest and pre-acquisition income	(44,135)	2,559,034	2,572,134

Net loss	(17,847,797)	(31,862,575)	(75,422,655)

Preferred dividend on Series A convertible super preferred stock	-	(451,509)	(887,360)

Net loss attributable to common shareholders	$(17,847,797)	$(32,314,084)	$(76,310,015)

Basic and diluted loss per common share	$(0.07)	$(0.21)	$(0.50)

Basic and diluted weighted average common shares outstanding	256,497,728	151,242,876	154,077,883

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Consolidated Statements of Stockholders’ Deficit

	Common Stock		Preferred – Series A		Preferred - Series B		Preferred - Series C		Additional Paid-in	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

Balance at December 31, 2004	147,300,000	$147,300	-	$-	-	$-	-	$-	$-	$(147,300)	$-

Purchase of treasury stock	(98,200,000)	(98,200)	-	-	-	-	-	-	-	(901,800)	(1,000,000)

Acquisition of net liabilities of Procare America, Inc.	46,868,127	46,868	-	-	-	-	-	-	-	(522,147)	(475,279)

Common stock issuable for cash at $0.25 per share in private placement offering	3,622,000	3,622	-	-	-	-	-	-	902,628	-	906,250

Net Loss	-	-	-	-	-	-	-	-	-	(2,091,935)	(2,091,935)

Balance at December 31, 2005	99,590,127	99,590	-	-	-	-	-	-	902,628	(3,663,182)	(2,660,964)

Issuance of common stock for cash at $0.25 per share in continuance of 2005 PPM in January, March, and May 2006	1,500,000	1,500	-	-	-	-	-	-	378,475	-	379,975

Issuance of common stock for consulting services performed in 2005 valued at $0.25 per share in January and March 2006	6,328,000	6,328	-	-	-	-	-	-	1,575,672	-	1,582,000

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Consolidated Statements of Stockholders’ Deficit

	Common Stock		Preferred – Series A		Preferred - Series B		Preferred - Series C		Additional Paid-in	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

Issuance of common stock as part of consideration for convertible loan in February 2006	175,000	175	-	-	-	-	-	-	4,711	-	4,886

Issuance for common stock for cash at $0.0555 per share in March 2006	900,000	900	-	-	-	-	-	-	49,100	-	50,000

Issuance of common stock for consulting services performed in 2005 valued at $0.45 per share in March 2006	31,030,000	31,030	-	-	-	-	-	-	13,932,470	-	13,963,500

Issuance of common stock for consulting services performed in 2005 valued at $0.25 per share in April 2006	3,100,000	3,100	-	-	-	-	-	-	771,900	-	775,000

Issuance of common consulting services stock for performed in 2005 valued at$2.10 per share in June 2006	1,125,000	1,125	-	-	-	-	-	-	2,361,375	-	2,362,500

Settlement costs paid by stockholders in July 2006	-	-	-	-	-	-	-	-	900,000	-	900,000

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Consolidated Statements of Stockholders’ Deficit

	Common Stock		Preferred – Series A		Preferred - Series B		Preferred - Series C		Additional Paid-in	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

Allocation of costs from Indigo LP syndication	-	-	-	-	-	-	-	-	(155,472)	-	(155,472)

Cancellation of shares returned by a former officer in August 2006	(50,000)	(50)	-	-	-	-	-	-	(19,950)	-	(20,000)

Cancellation of shares returned by Moore Family in October 2006	(28,485,000)	(28,485)	-	-	-	-	-	-	(121,515)	-	(150,000)

Beneficial conversion feature of $2,662,100 convertible notes issued in April through October 2006	-	-	-	-	-	-	-	-	1,743,027	-	1,743,027

Discount on $2,662,100 convertible notes related to Series A convertible super preferred stock	-	-	-	-	-	-	-	-	871,500	-	871,500

Issuance of common upon conversion of convertible notes stock	2,714,250	2,714	-	-	-	-	-	-	2,259,386	-	2,262,100

Series A convertible super preferred stock issuable in connection with issuance of 2,662,100 convertible notes	-	-	2,662,100	2,662	-	-	-	-	(2,662)	-	-

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Consolidated Statements of Stockholders’ Deficit

	Common Stock		Preferred – Series A		Preferred - Series B		Preferred - Series C		Additional Paid-in	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

Preferred stock dividend related to beneficial conversion feature of Series A convertible super preferred stock	-	-	-	-	-	-	-	-	435,851	(435,851)	-

Issuance of common stock upon conversion of convertible debt in December 2006	700,000	700	-	-	-	-	-	-	174,300	-	175,000

Net Loss	-	-	-	-	-	-	-	-	-	(23,620,348)	(23,620,348)

Balance December 31, 2006	118,627,377	$118,627	2,662,100	$2,662	-	$-	-	$-	$26,060,796	$(27,719,381)	$(1,537,296)

Issuance of common stock to oil and gas joint venture partner for forbearance agreement valued at $1.00 per share in January 2007	647,410	647	-	-	-	-	-	-	646,763	-	647,410

Issuance of common stock to oil and gas operator for forbearance agreements valued at $0.83 per share in January 2007	1,493,196	1,493	-	-	-	-	-	-	1,222,928	-	1,224,421

Issuance of common stock to oil and gas operator for forbearance agreements valued at $0.83 per share in January 2007	963,647	964	-	-	-	-	-	-	789,227	-	790,191

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Consolidated Statements of Stockholders’ Deficit

	Common Stock		Preferred – Series A		Preferred - Series B		Preferred - Series C		Additional Paid-in	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

Issuance of common stock to oil and gas operator for forbearance agreements valued at $0.83 per share in January 2007	2,125,288	2,125	-	-	-	-	-	-	1,740,611	-	1,742,736

Issuance of common stock to oil and gas operator for forbearance agreement valued at $0.70 per share in January 2007	215,000	215	-	-	-	-	-	-	150,285	-	150,500

Issuance of common stock to oil and gas advisor for forbearance agreement valued at $1.10 per share in January 2007	246,078	246	-	-	-	-	-	-	270,440	-	270,686

Issuance of common stock as part of consideration for a promissory note valued at $0.31 per share in January and May 2007	400,000	400	-	-	-	-	-	-	123,842	-	124,242

Issuance of common stock as part of consideration for a promissory note valued at $0.18 per share in January and May 2007	200,000	200	-	-	-	-	-	-	36,715	-	36,915

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Consolidated Statements of Stockholders’ Deficit

	Common Stock		Preferred – Series A		Preferred - Series B		Preferred - Series C		Additional Paid-in	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

Issuance of common stock as part of consideration for a promissory note valued at $0.25 per share in February and May 2007	400,000	400	-	-	-	-	-	-	99,600	-	100,000

Issuance of common stock as part of consideration for a promissory note valued at $0.18 per share in February and May 2007	240,000	240	-	-	-	-	-	-	44,027	-	44,267

Issuance of common stock as part of consideration to settle two promissory notes valued at $0.40 per share in August 2007	1,400,000	1,400	-	-	-	-	-	-	558,600	-	560,000

Issuance of common stock for consulting services performed in 2006 valued at $0.45 per share in March 2007	375,000	375	-	-	-	-	-	-	168,375	-	168,750

Issuance of common stock for consulting services performed in 2007 valued at $0.70 per share in February 2007	72,000	72	-	-	-	-	-	-	50,328	-	50,400

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Consolidated Statements of Stockholders’ Deficit

	Common Stock		Preferred – Series A		Preferred - Series B		Preferred - Series C		Additional Paid-in	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

Issuance of common stock as satisfaction for accrued interest on a loan valued at $0.50 per share in March 2007	28,768	29	-	-	-	-	-	-	14,355	-	14,384

Issuance of common stock for legal services performed in 2006 valued at $0.60 per share in March 2007	24,897	25	-	-	-	-	-	-	14,913	-	14,938

Issuance of series B convertible preferred stock for consulting services performed in 2007 valued at $0.80 per share in April 2007	-	-	-	-	9,500,000	9,500	-	-	7,590,500	-	7,600,000

Issuance of common stock under amended partnership agreement for Indigo LP valued at $1.10 per share in January 2007	2,680,000	2,680	-	-	-	-	-	-	2,945,320	-	2,948,000

Issuance of common stock under an amended promissory note valued at $0.91 per share in April 2007	300,000	300	-	-	-	-	-	-	272,700	-	273,000

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Consolidated Statements of Stockholders’ Deficit

	Common Stock		Preferred – Series A		Preferred - Series B		Preferred - Series C		Additional Paid-in	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

Issuance of common stock under a consulting agreement valued at $1.05 per share in March 2007	5,000,000	5,000	-	-	-	-	-	-	5,245,000	-	5,250,000

Issuance of common stock as part of consideration for series of $510,000 convertible promissory notes valued at prices ranging from $0.25 to $0.50 per share in April and May 2007	1,020,000	1,020	-	-	-	-	-	-	298,280	-	299,300

Beneficial conversion feature of the series of $510,000 convertible promissory notes issued in April and May 2007	-	-	-	-	-	-	-	-	117,250	-	117,250

Issuance of common stock for consulting services performed in 2007 valued at $0.45 per share in March 2007	3,000,000	3,000	-	-	-	-	-	-	1,347,000	-	1,350,000

Issuance of common stock as part of consideration for a promissory note valued at $0.23 per share in May 2007	50,000	50	-	-	-	-	-	-	11,650	-	11,700

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Consolidated Statements of Stockholders’ Deficit

	Common Stock		Preferred – Series A		Preferred - Series B		Preferred - Series C		Additional Paid-in	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

Issuance of common stock as part of consideration for a promissory note valued at $0.22 per share in May 2007	100,000	100	-	-	-	-	-	-	22,100	-	22,200

Issuance of common stock for conversion of series B convertible preferred stock in April 2007	19,000,000	19,000	-	-	(9,500,000)	(9,500)	-	-	(9,500)	-	-

Issuance of common stock for conversion of series A convertible super preferred stock in July 2007	4,505,938	4,506	(1,962,100)	(1,962)	-	-	-	-	(2,544)	-	-

Issuance of common stock for legal services performed in 2006 valued at $0.40 per share in August 2007	62,431	63	-	-	-	-	-	-	24,910	-	24,973

Issuance of common stock as part of consideration for a $25,000 convertible promissory note valued at $0.29 per share in July 2007	25,000	25	-	-	-	-	-	-	13,507	-	13,532

Issuance of common stock as part of consideration for a $100,000 convertible promissory note valued at $0.22 per share in July 2007	200,000	200	-	-	-	-	-	-	43,000	-	43,200

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Consolidated Statements of Stockholders’ Deficit

	Common Stock		Preferred – Series A		Preferred - Series B		Preferred - Series C		Additional Paid-in	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

Issuance of common stock to settle liabilities with Falcon valued at $0.45 per share in September 2007	25,000	25	-	-	-	-	-	-	11,225	-	11,250

Issuance of common stock for consulting services performed in 2007 valued at $0.49 per share in October 2007	275,000	275	-	-	-	-	-	-	136,538	-	136,813

Issuance of common stock for consulting services being performed over a one year vesting period valued at $0.20 per share in October 2007	500,000	500	-	-	-	-	-	-	24,500	-	25,000

Issuance of common stock as part of consideration to extend a promissory note valued at $0.12 per share in December 2007	125,000	125	-	-	-	-	-	-	14,875	-	15,000

Issuance of common stock as part of consideration to extend a promissory note valued at $0.16 per share in October 2007	50,000	50	-	-	-	-	-	-	7,950	-	8,000

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Consolidated Statements of Stockholders’ Deficit

	Common Stock		Preferred – Series A		Preferred - Series B		Preferred - Series C		Additional Paid-in	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

Issuance of common stock as part of consideration for a series of $430,000 promissory notes valued at prices ranging from $0.17 to $0.22 per share in August 2007	960,000	960	-	-	-	-	-	-	190,410	-	191,370

Issuance of common stock as part of consideration for a series of $570,000 convertible promissory notes valued at prices ranging from $0.08 to $0.10 per share in December 2007	5,700,000	5,700	-	-	-	-	-	-	210,160	-	215,860

Common stock issuable for consulting services performed in connection with SEDA valued at $0.07 per share in December 2007	167,667	168	-	-	-	-	-	-	11,904	-	12,072

Issuance of common stock for services performed in connection with SEDA valued at $0.07 per share in December 2007	3,333,333	3,333	-	-	-	-	-	-	236,667	-	240,000

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Consolidated Statements of Stockholders’ Deficit

	Common Stock		Preferred – Series A		Preferred - Series B		Preferred - Series C		Additional Paid-in	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

Issuance of common stock for placement services performed in connection with SEDA valued at $0.07 per share in December 2007	138,889	139	-	-	-	-	-	-	9,861	-	10,000

Stock options granted under the 2007 Stock Option Plan valued at $0.12 per share in October 2007, which vested immediately, with an exercise price of $0.25 per share and expire in October 2017	-	-	-	-	-	-	-	-	1,873,700	-	1,873,700

Common stock issuable for conversion of series A convertible super preferred stock in October 2007	1,400,000	1,400	(700,000)	(700)	-	-	-	-	(700)	-	-

Preferred stock dividend related to beneficial conversion feature of Series A convertible super preferred stock	-	-	-	-	-	-	-	-	451,509	(451,509)	-

Net Loss	-	-	-	-	-	-	-	-	-	(31,862,575)	(31,862,575)

Balance December 31, 2007 *	176,076,919	$176,077	-	$-	-	$-	-	$-	$53,089,577	$(60,033,465)	$(6,767,811)

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Consolidated Statements of Stockholders’ Deficit

	Common Stock		Preferred – Series A		Preferred - Series B		Preferred - Series C		Additional Paid-in	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

Correction of common stock issued for consulting services performed in connection with SEDA valued at $0.405 per share in December 2007	(1,000)	(1)	-	-	-	-	-	-	(404)	-	(405)

Issuance of common stock for consulting services performed in 2008 valued at $0.17 per share in February 2008	155,000	155	-	-	-	-	-	-	26,195	-	26,350

Issuance of common stock as consideration for extension of a promissory note valued at $0.18 per share in February 2008	30,000	30	-	-	-	-	-	-	5,370	-	5,400

Issuance of common stock upon conversion of a convertible note in February 2008	285,110	285	-	-	-	-	-	-	35,874	-	36,159

Issuance of common stock as part of consideration for convertible notes valued at approximately $0.055 per share in February 2008	550,000	550	-	-	-	-	-	-	29,910	-	30,460

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Consolidated Statements of Stockholders’ Deficit

	Common Stock		Preferred – Series A		Preferred - Series B		Preferred - Series C		Additional Paid-in	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

Issuance of 9,000,000 stock options valued at approximately $0.12 per share in February 2008, which vested immediately, with an exercise price of $0.25 per share and expire October 2017	-	-	-	-	-	-	-	-	1,073,700	-	1,073,700

Issuance of warrants to purchase 13,200,000 shares of common stock valued at approximately $0.07 per share pursuant to Global Settlement Agreement with partners of Indigo LP exercisable on October 1, 2008 at $0.25 per share and expire in 7 years	-	-	-	-	-	-	-	-	907,000	-	907,000

Issuance of common stock as consideration for extension of promissory notes valued at prices ranging from $0.13 to $0.23 per share in February 2008	650,000	650	-	-	-	-	-	-	96,850	-	97,500

Issuance of common stock as part of consideration for a promissory note valued at approximately $0.09 per share in February 2008	1,900,000	1,900	-	-	-	-	-	-	178,220	-	180,120

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Consolidated Statements of Stockholders’ Deficit

	Common Stock		Preferred – Series A		Preferred - Series B		Preferred - Series C		Additional Paid-in	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

Issuance of common stock as part of consideration for a Modification and Settlement Agreement valued at $0.07 per share in March 2008	5,000,000	5,000	-	-	-	-	-	-	345,000	-	350,000

Issuance of common stock for forbearance to landholders and leaseholders valued at $0.12 per share in March 2008	2,500,000	2,500	-	-	-	-	-	-	297,500	-	300,000

Issuance of common stock as consideration for extension of a promissory note valued at $0.16 per share in March 2008	50,000	50	-	-	-	-	-	-	7,950	-	8,000

Issuance of common stock as part of consideration for extension of promissory notes valued at $0.06 and $0.12 per share in March 2008	600,000	600	-	-	-	-	-	-	41,400	-	42,000

Adjustment to value of common stock issued in 2007 for consulting service being performed over a one year vesting period valued at $0.09 per share	-	-	-	-	-	-	-	-	30,000	-	30,000

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Consolidated Statements of Stockholders’ Deficit

	Common Stock		Preferred – Series A		Preferred - Series B		Preferred - Series C		Additional Paid-in	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

Issuance of common stock as consideration for extension of a promissory note valued at $0.05 per share in April 2008	85,000	85	-	-	-	-	-	-	4,165	-	4,250

Issuance of common stock as part of consideration for extension of a promissory note valued at $0.06 per share in April 2008	75,000	75	-	-	-	-	-	-	4,425	-	4,500

Issuance of common stock as part of consideration for a promissory note valued at approximately $0.05 per share in April 2008	5,500,000	5,500	-	-	-	-	-	-	268,500	-	274,000

Issuance of common stock for legal services performed in 2006 valued at $0.21 per share in April 2008	56,250	56	-	-	-	-	-	-	11,756	-	11,812

Issuance of common stock for legal services performed in 2006 valued at $0.06 per share in April 2008	384,811	385	-	-	-	-	-	-	22,704	-	23,089

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Consolidated Statements of Stockholders’ Deficit

	Common Stock		Preferred – Series A		Preferred - Series B		Preferred - Series C		Additional Paid-in	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

Issuance of common stock as part of consideration for modification and settlement agreement of promissory notes valued at $0.07 per share in May 2008	2,500,000	2,500	-	-	-	-	-	-	172,500	-	175,000

Issuance of common stock as part of consideration for a promissory note valued at approximately $0.04 per share in May 2008	1,320,000	1,320	-	-	-	-	-	-	46,440	-	47,760

Issuance of common stock as consideration for extension of a promissory note valued at $0.19 per share in May 2008	1,000,000	1,000	-	-	-	-	-	-	189,000	-	190,000

Issuance of common stock as part of consideration for extension of promissory notes valued at prices ranging from $0.06 to $0.35 per share in April and May 2008	275,000	275	-	-	-	-	-	-	45,225	-	45,500

Issuance of common stock as consideration for extension of a promissory note valued at $0.06 per share in May 2008	250,000	250	-	-	-	-	-	-	14,750	-	15,000

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Consolidated Statements of Stockholders’ Deficit

	Common Stock		Preferred – Series A		Preferred - Series B		Preferred - Series C		Additional Paid-in	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

Issuance of common stock for consulting services performed in 2008 valued at $0.13 per share in May 2008	25,000	25	-	-	-	-	-	-	3,225	-	3,250

Issuance of common stock for consulting services performed in 2008 valued at $0.07 per share in May 2008	75,000	75	-	-	-	-	-	-	5,200	-	5,275

Issuance of common stock for consulting services performed in 2008 valued at $0.13 per share in May 2008	50,000	50	-	-	-	-	-	-	6,450	-	6,500

Issuance of restricted common stock for an investment relation agreement performed in 2008 valued at approximately $0.13 per share in May 2008	150,000	150	-	-	-	-	-	-	19,710	-	19,860

Issuance of common stock as part of consideration for convertible promissory notes valued at prices ranging from $0.03 to $0.04 per share in May and July 2008	8,750,000	8,750	-	-	-	-	-	-	252,628	-	261,378

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Consolidated Statements of Stockholders’ Deficit

	Common Stock		Preferred – Series A		Preferred - Series B		Preferred - Series C		Additional Paid-in	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

Issuance of common stock as consideration for extension of promissory note valued at $0.11 per share in July 2008	50,000	50	-	-	-	-	-	-	5,450	-	5,500

Issuance of common stock as consideration for extension of a promissory note valued at $0.14 per share in August 2008	100,000	100	-	-	-	-	-	-	13,900	-	14,000

Cancellation of shares returned by an individual pursuant to a settlement agreement in July 2008	(2,000,000)	(2,000)	-	-	-	-	-	-	2,000	-	-

Issuance of common stock as part of consideration for convertible notes valued at approximately $0.04 per share in July and September 2008	10,000,000	10,000	-	-	-	-	-	-	389,602	-	399,602

Issuance of restricted common stock as part of bridge financing due diligence services valued at $0.19 per share in September 2008	5,000,000	5,000	-	-	-	-	-	-	945,000	-	950,000

Issuance of common stock as consideration for consulting services performed in 2007 valued at approximately $0.23 per share in September 2008	1,030,000	1,030	-	-	-	-	-	-	238,970	-	240,000

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Consolidated Statements of Stockholders’ Deficit

	Common Stock		Preferred – Series A		Preferred - Series B		Preferred - Series C		Additional Paid-in	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

Issuance of common stock in consideration for modification of convertible promissory note agreement valued at $0.06 per share in September 2008	851,667	851	-	-	-	-	-	-	50,248	-	51,099

Issuance of common stock as consideration for extension of a promissory note valued at $0.06 per share in September 2008	884,444	884	-	-	-	-	-	-	52,182	-	53,066

Issuance of common stock as consideration for extension of a promissory note valued at $0.05 per share in September 2008	477,778	478	-	-	-	-	-	-	23,411	-	23,889

Issuance of common stock as part of consideration for a promissory note valued at approximately $0.04 per share in September 2008	1,500,000	1,500	-	-	-	-	-	-	54,750	-	56,250

Issuance of common stock as consideration for promissory note modification agreement valued at $0.05 per share in September 2008	6,104,445	6,104	-	-	-	-	-	-	299,118	-	305,222

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Consolidated Statements of Stockholders’ Deficit
	Common Stock		Preferred – Series A		Preferred - Series B		Preferred - Series C		Additional Paid-in	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

Issuance of common stock as consideration for the settlements of promissory notes valued at approximately $0.07 per share in September 2008	50,027,216	50,027	-	-	-	-	-	-	3,295,612	-	3,345,639

Issuance of common stock for penalty fees on promissory notes valued at $0.09 per share in August and September 2008	611,111	611	-	-	-	-	-	-	54,389	-	55,000

Issuance of common stock for penalty fees on promissory notes valued at approximately $0.08 per share in September 2008	9,119,647	9,120	-	-	-	-	-	-	765,880	-	775,000

Issuance of common stock for penalty fees on promissory notes valued at $0.055 per share in October 2008	1,575,758	1,576	-	-	-	-	-	-	85,091	-	86,667

Issuance of common stock for penalty fees on promissory notes valued at approximately $0.05 per share in October 2008	1,075,758	1,076	-	-	-	-	-	-	55,091	-	56,167

Issuance of common stock as part of consideration for promissory notes valued at approximately $0.02 per share in November 2008	4,000,000	4,000	-	-	-	-	-	-	62,579	-	66,579

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Consolidated Statements of Stockholders’ Deficit

	Common Stock		Preferred – Series A		Preferred - Series B		Preferred - Series C		Additional Paid-in	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

Issuance of common C stock as settlement of promissory note valued at $0.02 per share in November 2008	3,697,000	3,697	-	-	-	-	-	-	70,243	-	73,940

Issuance of common stock pursuant to the GFA as part of consideration for conversion of promissory notes valued at $0.02 per share in November 2008	50,000,000	50,000	-	-	-	-	-	-	950,000	-	1,000,000

Issuance of Series C Preferred Stock pursuant to the GFA as consideration for deferred loan fees valued at $20,000 per share in November 2008	-	-	-	-	-	-	30	-	600,000	-	600,000

Issuance of common stock as consideration for extension of promissory note valued at $0.04 per share in November 2008	150,000	150	-	-	-	-	-	-	5,850	-	6,000

Issuance of common stock for penalty fees on promissory notes valued at prices ranging from $0.03 to $0.26 share in April 2008 through December 2008	25,397,720	25,398	-	-	-	-	-	-	1,957,022	-	1,982,420

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Consolidated Statements of Stockholders’ Deficit

	Common Stock		Preferred – Series A		Preferred - Series B		Preferred - Series C		Additional Paid-in	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

Issuance of common stock for penalty fees on promissory notes valued at prices ranging from $0.02 to $0.38 per share from May through December 2008	3,080,000	3,080	-	-	-	-	-	-	487,520	-	490,600

Issuance of contingent warrants to purchase 37,950,000 shares of common stock pursuant to the GFA in December 2008, which vested immediately, with an exercise price of $0.02 per share, and expire in 2015	-	-	-	-	-	-	-	-	92,035	-	92,035

Issuance of common stock as consideration for consulting services performed in 2008 valued at $0.09 per share in December 2008	500,000	500	-	-	-	-	-	-	44,500	-	45,000

Issuance of common stock as part of consideration for a promissory note pursuant to the GFA valued at $0.02 per share in December 2008	125,000,000	125,000	-	-	-	-	-	-	2,375,000	-	2,500,000

Issuance of common stock as Board of Director compensation valued at $0.07 per share in December 2008	500,000	500	-	-	-	-	-	-	34,500	-	35,000

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Consolidated Statements of Stockholders’ Deficit

	Common Stock		Preferred – Series A		Preferred - Series B		Preferred - Series C		Additional Paid-in	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

Issuance of Preferred Series C stock as part of consideration for promissory notes valued at price of $16,000 per share in December 2008	-	-	-	-	-	-	45	-	720,000	-	720,000

Issuance of common stock as part of consideration for a promissory note pursuant to the GFA valued at $0.014 per share in December 2008	50,000,000	50,000	-	-	-	-	-	-	653,080	-	703,080

Issuance of common stock as part of consideration for a promissory note valued at $0.044 per share in December 2008	2,000,000	2,000	-	-	-	-	-	-	86,800	-	88,800

Issuance of common stock for settlement of penalty fees on promissory notes valued at price of approximately $0.05 per share in December 2008	6,316,665	6,317	-	-	-	-	-	-	292,683	-	299,000

Voided disbursement check to vendor that was cut in a prior year	-	-	-	-	-	-	-	-	-	(5,555)	(5,555)

Net (Loss)	-	-	-	-	-	-	-	-	-	(17,847,798)	(17,847,798)

Balance December 31, 2008	*565,341,299	$565,341	-	$-	-	$-	75	$-	$71,993,326	$(77,886,818)	$(5,328,151)

* Issued and issuable

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Consolidated Statements of Cash Flows

			Since Inception of
	For the Years		Exploration Stage in
	Ended December 31,		December 2005
		2007	to December 31,
	2008	As Adjusted (Note 4)	2008
Cash flows from operating activities
Net loss	$(17,847,797)	$(31,862,575)	$(75,422,655)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation for consulting services	1,337,642	7,073,463	18,269,105
Share-based compensation for consulting services – related party	35,000	7,612,072	14,697,072
Stock options granted	119,290	-	119,290
Stock options granted – related party	954,410	1,873,700	2,828,110
Stock warrants issued – related party	92,035	-	92,035
Expense on forbearance agreements	300,000	4,555,257	4,855,257
Expense on forbearance agreements – related party	350,000	208,955	558,955
Amortization of deferred loan costs	19,332	13,334	263,043
Amortization of discount on notes	1,316,653	-	1,316,653
Amortization of discount on notes – related party	885,013	-	885,013
Amortization of discount on convertible notes	2,339,431	1,790,164	6,439,494
Amortization of discount on convertible notes – related party	2,116,557	-	2,116,557
Depletion expense	125,912	174,924	300,836
Share-based settlement expense – related party	-	-	900,000
Settlement expense	398,611	-	398,611
Settlement expense – related party	500,781	457,012	957,793
Loss on extinguishment of debt	1,546,792	-	1,546,792
Loss on extinguishment of debt – related party	1,345,866	-	1,345,866
Gain on troubled debt restructuring	(55,700)	-	(55,700)
Gain on troubled debt restructuring – related party	(58,528)	-	(58,528)
Impairment of unproved properties	-	8,371,861	8,739,585
Other	-	-	-
Minority interest	-	(2,559,034)	(2,616,270)
Pre-acquisition income	44,135	-	44,135
Changes in assets and liabilities
Advances to related party	-	-	(4,000)
Accounts receivable	(203,787)	(4,360)	(208,147)
Accounts receivable – related party	66,994	(80,564)	(13,570)
Prepaid expenses	(22,074)	(88,337)	(186,300)
Prepaid expenses – related party	-	30,000	-
Deposits	100,000	-	100,000
Accounts payable and accrued expenses	(683,353)	296,245	484,388
Accounts payable and accrued expenses - related party	242,570	329,873	597,473
Liability due to operator	-	-	-
Liabilities to be settled in common stock	-	-	1,518,730
Liabilities to be settled in common stock – related party	-	-	750,000
Due to related parties	-	-	17,526

Net cash used in operating activities	(4,634,215)	(1,808,010)	(8,422,851)

Cash flows from investing activities
Tangible and intangible drilling costs for oil and gas properties	(332,921)	(414,396)	(6,128,902)
Tangible and intangible drilling costs for oil and gas properties – related party	-	(41,600)	(41,600)

Net cash used in investing activities	(332,921)	(455,996)	(6,170,502)

Cash flows from financing activities
Proceeds from issuance of debt	610,000	2,440,000	6,337,100
Proceeds from issuance of debt – related party	5,050,000	-	5,050,000
Repayment of debt	(49,137)	(50,000)	(99,137)
Repayment of debt – related party	(20,500)	-	(115,500)
Loan costs	(6,000)	-	(272,210)
Proceeds from issuance of common stock	-	-	1,336,225
Repurchase of common stock – related party	-	-	(20,000)
Payment to acquire treasury stock – related party	-	-	(790,000)
Capital contributions from minority interest holders	-	(95,000)	4,400,000
Syndication costs paid by limited partnership	-	-	(518,241)
Distributions to partners	-	(89,662)	(89,662)

Net cash provided by financing activities	5,584,363	2,205,338	15,218,575

Net increase (decrease) in cash and cash equivalents	617,227	(58,668)	625,222

Cash and cash equivalents, beginning of year	7,995	66,663	-

Cash and cash equivalents, end of year	$625,222	$7,995	$625,222

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Indigo-Energy, Inc. (the “Company”, “Indigo”, “our”, or “we”) is an independent energy company engaged primarily in the exploration, development and production of natural gas in the Appalachian Basin in Pennsylvania, West Virginia, and Kentucky, and in the Illinois Basin in Indiana.

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

For comparability purposes, the 2007 figures have been reclassified where appropriate to conform to the financial statements presentation in 2008.  These reclassifications have no effect on the reported net loss, except as indicated in Note 4 – Change in Method of Accounting For Convertible Notes With Variable Conversion Features.

Consolidated Financial Statements

The consolidated financial statements include the accounts of Indigo and Indigo Energy Partners, LP (“Indigo LP”).  Our consolidated financial statements also include the accounts of variable interest entities (VIEs) where we are the primary beneficiary, regardless of our ownership percentage.  Rivers West Energy, LLC (“Rivers West”) a Nevada Limited Liability Company formed in 2007, was consolidated in these financial statements as the Company determined it is a variable interest entity and the Company is the primary beneficiary.  All intercompany transactions and balances have been eliminated in consolidation.

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rivers West is an entity designed to merge oil and gas lease interests and operations with a financing source.  Steve Durdin, our CEO and President, is also the managing member of Rivers West.  The Company has determined that Rivers West is a VIE and, consequently, has consolidated the entity into its financial statements.

In April, July and September 2008, Indigo provided an aggregate of $715,000 to Rivers West under the belief it needed to preserve the lease rights to certain properties included in its planned drilling program with Epicenter Oil and Gas, LLC (“Epicenter”), which was to commence upon the Company’s obtaining of sufficient funding from an outside party.  The $715,000 payment was considered essentially a forbearance for the landholders and leaseholders to continue their patience giving Rivers West additional time to complete the payment and obtain the leases and therefore, was recorded as interest expense on the consolidated financial statements. Subsequently these expenditures were converted into a loan due to the Company.

In November and December 2008, the Company provided an aggregate of $550,000 to Rivers West to commence drilling operations in the Illinois Basin in southern Indiana, of which $332,921 was recorded as unproved properties at December 31, 2008, $80,917 as prepaid expenses, and $136,162 was expensed during 2008 (See Note 5).

In January and February 2009, the Company provided an aggregate of $650,000 to Rivers West in connection with its drilling operations in the Illinois Basin in Southern Indiana.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management periodically reviews its estimates, including those related to the determination of proved reserves, well completion percentage under the turnkey drilling programs, estimates of future dismantlement costs, estimates of average expected life and annual forfeitures of stock options and warrants, estimates of fair market value of debt used in evaluating whether the accounting for debt modifications should be accounted for as a troubled debt restructuring (“TDR”) or as an extinguishment or modification of debt, estimates for the liability for variable conversion features on its convertible debt, estimates of future cash flows in valuing oil and gas properties, income taxes and litigation. Actual results could differ from those estimates.

Management believes that it is reasonably possible the following material estimates affecting the financial statements could significantly change in the coming year: (1) estimates of proved gas reserves and (2) estimates as to the expected future cash flows from proved gas properties.,

Oil and Gas Properties

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

Troubled Debt Restructuring, Debt Extinguishments and Modifications

In evaluating the accounting for the debt modifications and exchanges, management was required to make a determination as to whether the debt modifications and exchanges should be accounted for as a troubled debt restructuring (“TDR”) or as an extinguishment or modification of debt. In concluding on the accounting, management evaluated SFAS 15, Accounting by Creditors and Debtors in Troubled Debt Restructurings, EITF 02-4,  Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is within the Scope of FASB Statement No. 15  (“EITF 02-4”), EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments  (“EITF 96-19”), and EITF 06-6, Debtor’s Accounting for a Modification or Exchange of Convertible Debt Instruments (“EITF 06-6”). The relevant accounting guidance required us to determine first whether the exchanges of debt instruments should be accounted for as a TDR. A TDR results when it is determined, evaluating six factors described in EITF 02-4 considered to be indictors of whether a debtor is experiencing financial difficulties, that the debtor is experiencing financial difficulties, and the creditors grant a concession; otherwise, such exchanges should be accounted for as an extinguishment or modification of debt. The assessment of this critical accounting estimate required management to apply a significant amount of judgment in evaluating the inputs, estimates, and internally generated forecast information to conclude on the accounting for the modifications and exchanges of debt.

The Company then evaluated EITF 96-19 or EITF 06-6 to determine if the debt modification constituted a material modification, in which case the debt modification would be accounted for as the extinguishment of the original debt and the creation of new debt, resulting in the recognition of a gain or loss on the extinguishment of debt. If it was determined that the debt modification was not a material modification, then there is no recognition of gain or loss on the extinguishment of debt, and the carrying amount of the debt is adjusted for any premium or discount that is amortized over the modification period.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on this analysis and after the consideration of the applicable accounting guidance, management concluded the some of the modifications and exchanges of debt were deemed to be TDRs, some were deemed as an extinguishment of old debt under EITF 96-19 or EITF 06-6, while others were merely a modification of the original note..

As a result of the troubled debt restructurings, debt modifications and extinguishments, for the twelve months ending December 31, 2008, we recognized a gain in troubled debt restructuring in the amount of $114,427, of which $58,528 was ascribed to related parties, and a loss on extinguishment of debt in the amount of $2,892,659, of which $1,345,867 was ascribed to related parties.

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

Segment Information

Under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined that during the period of these financial statements it has one reportable operating segment; which is the acquisition and exploration of natural gas and oil properties in the United States.

Capitalization of Interest

We capitalize interest, including amortization of debt discounts, on expenditures for significant exploration projects while activities are in progress to bring the assets to their intended use. As costs are transferred to the full cost pool, the associated capitalized interest is also transferred to the full cost pool. For the years ended December 31, 2008 and 2007, the Company recorded capitalized interest in the amount of $7,531 and $226,316, respectively.

Dismantlement, Restoration and Environmental Costs

The Company follows the guidance of SFAS No. 143, “Accounting for Asset Retirement Obligations” using a cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. SFAS No. 143 requires liability recognition for retirement obligations associated with tangible long-lived assets, such as producing well sites, offshore production platforms, and natural gas processing plants. The obligations included within the scope of SFAS No. 143 are those for which a company faces a legal obligation. The initial measurement of the asset retirement obligation is to record a separate liability at its fair value with an offsetting asset retirement cost recorded as an increase to the related property and equipment on the consolidated balance sheet. The asset retirement cost will be depreciated using a systematic and rational method similar to that used for the associated property and equipment upon the establishment of proven reserves for the respective wells. As of December 31, 2008 and 2007, the Company’s liability for retirement obligations was $227,800 and $208,000, respectively, representing the obligation for wells drilled as of the balance sheet date.

Retirement Obligations consist of the following as of December 31:
	2008	2007

Balance as of January 1	$208,000	$150,000
Cumulative effect of change in accounting principle	-	-
Additional liabilities incurred	-	40,000
Liabilities settled	-	-
Accretion expense	19,800	18,000
Revision of estimates	-	-
Balance as of December 31	$227,800	$208,000

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Financial Instruments

The carrying value of the notes payable is recorded at face value less unamortized discounts for beneficial conversion features, variable conversion features and the fair value of other consideration received by the lenders. The face value of the notes payable is disclosed in Note 6.

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

Share-Based Compensation Expense

Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No.123R) requires that compensation cost relating to share-based payment transactions be recognized under fair value accounting and recorded in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).

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

For the year ending December 31, 2008, there was $1,073,710 of compensations cost related to stock options we issued to our non-employee board members, consultants, and legal counsel. For the year ending December 31, 2007, there was $1,873,700 of compensation cost related to stock options we issued to our employee and non-employee board members. Since the Company has generated losses from its inception, no associated future income tax benefit was recognized for the years ended December 31, 2008 and 2007 (see Stock Options Granted section in Note 9 for more details).

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At December 31, 2008 and 2007, the Company had outstanding potentially dilutive shares of 104,471,429 and 32,814,806, respectively.

Recent Accounting Pronouncements

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The Company does not believe that the partial adoption of SFAS 157 has had or will have a material impact on the Company’s financial statements. In February 2008, the FASB issued a FASB Staff Position (“FSP”), FSP SFAS 157-2,  Effective Date of FASB Statement No. 157 , to defer the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. The Company does not expect the adoption of FSP SFAS 157-2 to have a significant impact on the financial statements

On January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115  (“SFAS 159”). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The adoption of SFAS 159 has not had a material impact on the Company’s financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, Interests in Consolidated Financial Statements — an amendment of ARB No. 51  (“SFAS 160”), which impacts the accounting for minority interest in the consolidated financial statements of filers. The statement requires the reclassification of minority interest to the equity section of the balance sheet and the results from operations attributed to minority interest to be included in net income. The related minority interest impact on earnings would then be disclosed in the summary of other comprehensive income. The statement is applicable for all fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this standard will require prospective treatment. The Company is currently evaluating the effect that the adoption of SFAS 160 will have on its results of operations and financial position.

In December 2007, FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which impacts the accounting for business combinations. The statement requires changes in the measurement of assets and liabilities required in favor of a fair value method consistent with the guidance provided in SFAS 157 (see above). Additionally, the statement requires a change in accounting for certain acquisition related expenses and business adjustments which no longer are considered part of the purchase price. Adoption of this standard is required for fiscal years beginning after December 15, 2008. Early adoption of this standard is not permitted. The statement requires prospective application for all acquisitions after the date of adoption. The Company is currently evaluating the effect that the adoption of SFAS 141R will have on its results of operations and financial position. However, the adoption of SFAS 141R is not expected to have a material impact on the Company’s financial statements.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment to FASB Statement No. 133  (“SFAS 161”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company does not expect the adoption of this statement to have a material effect on its financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets, or FSP FAS 142-3. FSP FAS 142-3 amends the  factors  that  should be  considered  in  developing  renewal or  extension assumptions  used to determine the useful life of a recognized  intangible asset under  Statement 142. We are required to adopt FSP FAS 142-3 prospectively for intangible assets acquired on or after January 1, 2009.  Intangible assets acquired prior to January 1, 2009 are not affected by the adoption of FSP FAS 142-3.  We are currently evaluating the impact of adopting FSP APB 142-3 on our results of operations and financial condition.

In May 2008, the FASB issued Staff  Position No. APB 14-1,  Accounting for Convertible  Debt  Instruments  That  May Be  Settled  in Cash  upon  Conversion (Including  Partial Cash  Settlement),  or FSP APB 14-1.  FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We are required to adopt FSP APB 14-1 at the beginning of 2009 and apply FSP APB 14-1 retrospectively to all periods presented.  We are currently evaluating the impact of adopting FSP APB 14-1 on our results of operations and financial condition.

In June 2008, the FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5” (“EITF 08-4”). EITF 08-4 provides transition guidance with respect to conforming changes made to EITF 98-5, that result from EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” EITF 08-4 is effective for fiscal years ending after December 15, 2008. Early adoption is permitted. The adoption of EITF 98-5, effective October 1, 2008 will have a material impact on our consolidated financial statements or results of operations that will be accounted for under Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections”, (“SFAS 154”). SFAS 154 replaces APB 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. The reporting of a correction of an error by restating previously issued financial statements is also addressed. The Company adopted SFAS 154 on October 1, 2008 in conjunction with EITF 08-4 (See Note 4).

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides guidance on how observable market information in a market that is not active should be considered when measuring fair value, as well as how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. FSP FAS 157-3 is effective upon issuance, for companies that have adopted SFAS No. 157. The Company has evaluated the FSP and determined that this standard has no impact on its results of operations, cash flows or financial position for this reporting period.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4”). This FSP amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to require additional disclosures about transfers of financial assets. It also amends FIN 46R, “Consolidation of Variable Interest Entities,” to require additional disclosures about an entity’s involvement with variable interest entities. The disclosures required by this FSP are intended to provide greater transparency about a transferor’s continuing involvement with transferred financial assets and an entity’s involvement with variable interest entities and qualifying special purpose entities (SPEs). As the FSP provides only disclosure requirements, the adoption of this FSP did not have any effect on the Company’s reported results of operations, financial condition or cash flows.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2008, the SEC adopted revisions to its required oil and gas reporting disclosures. The revisions impacting the Company include: 1) use of 12-month average of the first-day-of-the-month prices for determination of proved reserve values including in calculating full cost ceiling limitations; 2) limitations on the types of technologies that may be relied upon to establish the levels of certainty required to classify reserves; and 3) ability to disclose “probable” and “possible” reserves as defined by the SEC. The SEC also updated the required disclosure requirements and eliminated use of price recoveries subsequent to period end for use in the ceiling test. The Company will adopt these changes within the 2009 Annual Report on Form 10-K to be filed in 2010.

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

The Company plans to raise funds from private offerings of equity and debt securities in order to fund its operations through December 31, 2009. The Company will need to raise additional funds in the event it locates additional prospects for acquisition, experiences cost overruns at its current prospects, or fails to generate projected revenues.

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

NOTE 4 – CHANGE IN METHOD OF ACCOUNTING FOR CONVERTIBLE NOTES WITH VARIABLE CONVERSION FEATURES

On October 1, 2008, the Company adopted EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5” (EITF 08-4 is effective for financial statements issued for fiscal years ending after December 15, 2008) and changed its accounting, as required, for valuation of convertible notes with certain variable conversion features by recognizing an additional liability equal to the fixed monetary amount known at inception for the conversion option under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” whereas in prior years those convertible notes were accounted for using Emerging Issues Task Force No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”).  The conversion price of these notes is determined by a discount to the average trading price of the Company’s stock price generally ranging between 60% to 80% for a period between 30 to 60 days prior to conversion.  The new method of accounting for convertible notes with the variable conversion features was required by EITF 08-4 and comparative financial statements of prior years have been adjusted to apply the new method retrospectively.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We previously accounted for our convertible notes under EITF 98-5 and APB No. 14 “Accounting for Convertible Debt and Debt Issued With Stock Purchase Warrants,” where we allocated the proceeds from issuance of the convertible notes and common stock issued with the notes based on the proportional fair value basis for each item. A beneficial conversion discount was also recorded on the convertible notes if the convertible notes were convertible into shares of common stock at an effective conversion price lower than the prevailing common stock share price on the note issuance dates. The beneficial conversion amount was limited to the portion of the cash proceeds allocated to the convertible notes. The combined value of the note discounts and discounts related to the beneficial conversion features on the convertible notes were amortized over the term of the respective convertible notes using the effective interest yield method. The amortization of the discounts was recorded as interest expense under EITF 00-27.

Upon implementing EITF 08-4 for all periods presented the Company recalculated and replaced the original accounting by recognizing an additional liability equal to the fixed monetary amount known at inception for the conversion option under SFAS No. 150. Upon the issuance of shares to settle the liability, equity will be increased by the amount of the liability and no gain or loss be recognized for any difference between the fixed monetary amount known at inception and the ending market price. The fair value of the convertible notes was determined based on future cash flows of the note, discounted at the effective interest rate of a comparable non-convertible note of the Company, close in date to the note being valued. The discounts on the notes attributable to both the stock issued with the notes and the additional liability recognized under FAS 150 were amortized to interest expense over the term of the respective convertible notes using the effective interest yield method.

The following financial statement line items for Year 2007 were affected by the change in accounting principle.

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED 2007

		As Computed
		under
	As Originally	SFAS No. 150	Effect of
	Reported	& EITF 08-4	Change

Net Revenues	$354,245	$354,245	$-
Operating Expenses	27,289,734	27,289,734	-
Loss From Operations	(26,935,489)	(26,935,489)	-
Other Income (Expenses)
Interest expense, net	(7,092,624)	(7,029,108)	(63,516)
Settlement expense - related party	(457,012)	(457,012)	-
Total Other Expenses	(7,549,636)	(7,486,120)	(63,516)
Net loss before minority interest and pre-acquisition income	(34,485,125)	(34,421,609)	(63,516)
Minority interest and pre-acquisition income	2,559,034	2,559,034	-
Net Loss	(31,926,091)	(31,862,575)	(63,516)
Preferred dividend on Series A convertible super preferred stock	(451,509)	(451,509)	-
Net loss attributable to common shareholders	$(32,377,600)	$(32,314,084)	$(63,516)
Basic and diluted loss per common share	$(0.21)	$(0.21)	$0.00
Basic and diluted weighted average common shares outstanding	151,242,876	151,242,876

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2007

		As Computed
		under
	As Originally	SFAS No. 150	Effect of
	Reported	& EITF 08-4	Change

Total Assets	$1,235,545	$1,235,546	$-
Current Liabilities
Accounts payable and accrued expenses	$3,202,360	$3,202,360	$-
Accounts payable and accrued expenses - related party	515,955	515,955	-
Notes payable, net of discount	1,508,285	1,508,285	-
Convertible notes, net of discount	705,122	967,160	262,038
Due to related parties	265,000	265,000	-
Total Current Liabilities	6,196,722	6,458,760	262,038
Long Term Liabilities
Convertible notes, net of discount	167,910	213,297	45,387
Total Long Term Liabilities	167,910	213,297	45,387
Total Liabilities	6,364,632	6,672,057	307,425
Commitments and contingencies
Minority Interest	1,331,299	1,331,299	-
Stockholders' deficit
Common stock; $.001 par value; 600,000,000 shares authorized; 174,509,252 issued and outstanding at December 31, 2007; 1,567,667 shares issuable at December 31, 2007	176,077	176,077	-
Additional paid-in capital	53,467,408	53,089,578	(377,830)
Deficit accumulated since inception of the exploration stage in December 2005	(60,103,871)	(60,033,466)	70,405
Total Stockholders’ Deficit	(6,460,386)	(6,767,811)	(307,425)
Total Liabilities and Stockholders' Deficit	$1,235,545	$1,235,545	$-

As a result of the accounting change, accumulated deficit as of January 1, 2007, decreased from $27,726,270, as originally reported, to $27,719,381 computed under FAS 150 and EITF 08-4.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2007

		As Computed
		under
	As Originally	SFAS No. 150	Effect of
	Reported	& EITF 08-4	Change

Cash flows from operating activities
Net loss	$(31,926,091)	$(31,862,575)	$63,516
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation for consulting services	7,073,463	7,073,463	-
Share-based compensation for consulting services - related party	7,612,072	7,612,072	-
Stock options granted - related party	1,873,700	1,873,700	-
Expense on forbearance agreements	4,555,257	4,555,257	-
Expense on forbearance agreements - related party	208,955	208,955	-
Amortization of deferred loan costs	13,334	13,334	-
Amortization of discount on convertible notes	1,853,681	1,790,165	(63,516)
Amortization of discount on convertible notes - related party	-	-	-
Depletion expense	174,924	174,924	-
Settlement expense - related party	457,012	457,012	-
Impairment of unproved properties	8,371,861	8,371,861	-
Minority interest	(2,559,034)	(2,559,034)	-
Changes in assets and liabilities
Accounts receivable	(4,360)	(4,360)	-
Accounts receivable - related party	(80,564)	(80,564)	-
Prepaid expenses	(88,337)	(88,337)	-
Prepaid expenses - related party	30,000	30,000	-
Accounts payable and accrued expenses	296,245	296,245	-
Accounts payable and accrued expenses - related party	329,873	329,873	-
Net cash used in operating activities	(1,808,009)	(1,808,009)	-
Net cash used in investing activities	(455,996)	(455,996)	-
Net cash provided by financing activities	2,205,338	2,205,338	-
Net decrease in cash and cash equivalents	(58,668)	(58,668)	-
Cash and cash equivalents, beginning of year	66,663	66,663	-
Cash and cash equivalents, end of year	$7,995	$7,995	$-

NOTE 5 - OIL AND GAS PROPERTIES

Indigo Oil and Gas Interests and Operations

As of December 31, 2007, due to lack of significant production the Company had fully impaired the costs of two of its three initial wells. As of December 31, 2008, the Company had $289,818 of oil and gas property costs related to its three initial wells net of impairment and accumulated depletion on the wells. During the twelve-month period ended December 31, 2008, the Company recorded revenue of $74,882 and depletion expense of $26,882 on its three initial wells.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 20, 2007, the Company entered into an agreement with Epicenter Oil and Gas, LLC (“Epicenter”) whereby Epicenter agreed to hold the sum of $100,000 paid by the Company as a deposit against future development costs of oil and gas leases and purchases of oil field equipment. This amount was expensed during 2008.

During the twelve months ending December 31, 2008, Indigo was under the belief it needed to preserve the lease rights to certain properties included in its planned drilling program with Epicenter for 2008. Given that a number of these leases were held by various interests, and that these development interests were commingled with the interests of Epicenter, the Company provided to Epicenter $840,000 in cash payments, including the $715,000 payment Indigo funded Rivers West during the second and third quarters of 2008, and 2,500,000 shares of its common stock as essentially a forbearance for the landholders and leaseholders to provide the Company additional time to complete the payment and obtain the leases. All these amounts were expensed since the Company was not a named party on any lease agreements. The 2,500,000 shares were valued at $0.12 per share based on the stock trading price of the Company on March 7, 2008, the date of the Company’s letter agreement with Epicenter for a total of $300,000. The $715,000 cash payment as well as the $300,000 of value of the 2,500,000 shares were recorded as interest expense in the twelve month period ending December 31, 2008. The $125,000 cash payment to Epicenter was also recorded as interest expense for the year ended December 31, 2007.

On February 16, 2009, Epicenter indicated it viewed the forwarded monies as a loan and the Company entered into a promissory note with Epicenter in the amount of $940,000, which represented amounts including the $840,000 the Company initially paid to Epicenter for the purpose to preserve the lease rights to certain properties (including the $715,000 payment the Company paid to Rivers West) and the $100,000 deposit paid to Epicenter against future development costs of oil and gas leases and purchases of oil field equipment. The promissory note matures on the earlier of (i) one year from its issuance; or (ii) five days after Epicenter receives any funding, whether through the issuance of debt or of equity, in the amount of at least $5,000,000. The promissory note provided for interest at 5% per annum. The $940,000 was primarily used as forbearance on options to purchase leases and equipment that expired before the Company could enter into the leases or acquire the equipment.

In November 2008, the Company commenced its drilling program with Epicenter in the DuBois Field located in the Illinois Basin in southern Indiana. The drilling of the initial two wells was funded through the Global Financing Agreement (“GFA”) by Carr Miller Capital, LLC (“Carr Miller”) which provided for an amount of $1,000,000 to be used exclusively for the Company’s drilling activities (See Global Financing Agreement – Note 6). On December 30, 2008 the Company received funding separate from the GFA from Carr Miller to begin drilling a third well in the DuBois field, which well is, adjacent to, but separate and distinct from the two wells drilled by the Company that were provided for in the GFA.  As of December 31, 2008, the Company has incurred $442,403 of costs related to the drilling of the first two wells which are recorded as unproved property costs, of which $109,482 was accrued for at December 31, 2008.  On February 20, 2009 the Company received the first traunch of Additional Funding from the GFA from Carr Miller to begin drilling a fourth well in the DuBois field.

On March 26, 2009, the Company entered into an agreement (the “Agreement”) with Epicenter Oil and Gas, LLC (“Epicenter) wherein Epicenter acknowledged that, between February 20, 2009 and March 23, 2009, it has received an aggregate of $900,000 from the Company, which amount was utilized for drilling and other activities related to the four wells located in the Dubois field, in the Illinois Basin. The Agreement contained a representation from Epicenter that it has the right to drill on the property and also contained an undertaking on the part of Epicenter to execute an assignment of working interest in the Wells in favor of the Company and to record such assignment in the appropriate Public Records in Dubois County, Indiana.

On April 3, 2009, the Company announced that the above four wells have been completed.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 29, 2009, The Company entered into another agreement with Epicenter wherein Epicenter acknowledged that it has received an aggregate of $2,100,000 from the Company, which amount was utilized for drilling and other activities related to the four wells located in the Dubois field, in the Illinois Basin. The agreement provides that any remaining charges for the drilling of these four wells over and above the $2,100,000 will be paid from the 100% of the net revenue interest from these four wells until all drilling and completion costs have been paid-in-full. In consideration of the $2,100,000 provided by the Company, Epicenter assigned the Company a 75% working interest in the four wells, to be recorded in the appropriate public records of Dubois County, Indiana. In consideration of Epicenter being the operator of the wells, Epicenter will receive a 25% working interest in the wells. The working interests are subject to the customary 12.5% royalty interest due to the landowner and an overriding royalty interest of 8.25% of all gross revenues from oil and gas produced from the four wells.  As of May 7, 2009, Epicenter’s assignment of the 75% working interest to the Company has been recorded in the public records of Dubois County, Indiana.

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

Also as part of the Global Settlement Agreement, the Company was released of all its obligations under the partnership agreement. However, under the Global Settlement Agreement, if the Company has not commenced the monthly payment of $50,000 by January 1, 2009, then the other partners may seek judicial enforcement of the Company’s obligation to pay the settlement amounts and the Company will no longer be released of any obligations under the partnership agreement. The Company commenced the required monthly payments of $50,000 in January 2009. As of April 10, 2009, the Company has made the first five monthly payments under the Global Settlement Agreement totaling $250,000.

The Company calculated the present value of the $1,800,000 aggregate cash settlement amount to be $1,367,826 as of December 31, 2008, of which $761,606 was ascribed to related parties due to Steve Durdin, the Company’s President, James Walter Sr., a member of the Company’s Board of Directors, Jerry L. Braatz, Sr. and Kirsten K. Braatz who became a related party in October 2008 when their combined holdings of the common stock of the Company exceeded 5% of the then outstanding stock of the Company, and their affiliates collectively owning 55.68% of the interest not owned by the Company in Indigo LP before the Global Settlement Agreement. The present value of the cash settlement amount was based on a 20% discount rate which is commensurate with the interest rate incurred on the Company’s borrowings in close proximity to the Global Settlement Agreement. The Company has ascribed a value of $907,000 to the Indigo LP Settlement Warrants, using the Black-Scholes model, assuming a volatility of 185.36%, a risk-free rate of 2.595% and an expected dividend yield of zero.

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve Months Ending December 31, 2008		Twelve Months Ending December 31, 2007
	Historical	Pro Forma	Historical	Pro Forma

Revenue	$676,969	$676,969	$354,245	$354,245
Operating expenses	5,022,803	5,022,803	27,289,734	27,289,734
Loss from operations	(4,345,834)	(4,345,834)	(26,935,489)	(26,935,489)
Other expenses, net	13,457,828	13,711,381	7,486,120	7,739,673
Net loss before minority interest and pre-acquisition income	(17,803,662)	(18,057,215)	(34,421,609)	(34,675,162)
Pre-acquisition income	(44,135)	–	–	–
Minority interest	–	–	2,559,034	–
Net loss	(17,847,797)	(18,057,215)	(31,862,575)	(34,675,162)
Preferred dividend on Series A convertible super preferred stock	-	-	(451,509)	(451,509)
Net loss to common stockholders	$(17,847,797)	$(18,057,215)	$(32,314,084)	$(35,126,671)
Net loss per common share - basic and diluted	$(0.07)	$(0.07)	$(0.21)	$(0.23)
Weighted average number of common shares outstanding - basic and diluted	256,497,728	256,497,728	151,242,876	151,242,876

The above pro forma presentation includes the following adjustments:

•	Interest expense of $253,553 incurred on the installment obligation for the twelve months ended December 31, 2008.

•	Elimination of pre-acquisition income of $44,135 for the twelve months ended December 31, 2008. Elimination of minority interest of $2,559,034 for the twelve months ended December 31, 2007.

As of December 31, 2008, Indigo LP has been dissolved.

Oil and Gas Interests and Operations of Indigo LP

In July 2006, as prescribed by the HUB Advisory Service Agreement, Indigo and/or Indigo-Energy Partners, LP (collectively, the “Developers”) entered into the following Drilling and Operating Agreements on the respective drilling area:

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOA1

Under DOA1, Operator1 agreed to drill, complete and operate five wells in the drilling area as defined by DOA1 for a term as long as any well covered is producing oil or gas. The turnkey price per well is $350,000. In exchange for the turnkey price, Operator1 will provide one well complete to the pipeline. Upon completion of each well and payment in full by the Developers, Operator1 will assign to the Developers their respective interest in the wells. As of December 31, 2008 and 2007, the Company has incurred drilling costs in the amount of $1,531,250 under DOA1 determined based on the well completion percentage of each well.

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

On April 2, 2008, the Company entered into a Modification and Settlement Agreement with Operator1 to settle its obligation due to Operator1 in the amount of $671,598 under DOA1. Under the terms of the settlement agreement, the Company assigned all of its rights to receive revenue from the five DOA1 wells for a period equal to the later of 48 months (commencing January 2008) or until the obligation to Operator1 has been satisfied (“the Assignment Period”). Upon expiration of the Assignment Period, all rights assigned to Operator1 will automatically revert back to the Company and a new carried interest in the five DOA1 wells will be assigned to the Company. In addition to the aforementioned assignment, the Company assigned a 84.375% working interest to Operator1 in three drill sites to be determined located on the Company’s land. As of April 10, 2009 these drill sites are yet to be determined. The Company retains the remaining 15.625% royalty and overriding royalty interests in the three drill sites. Operator1 will be operating the wells situated in the three drill sites. Under the settlement agreement, the Company also agreed to enter into a transportation agreement with Operator1, whereby Operator1 will transport all gas produced and recovered from the five wells under DOA1 as well as the wells to be drilled using the Company’s existing pipelines. The Company is to be compensated at a rate equal to the greater of 5% of the gas price paid or $.50 per MCF.

As a result of the settlement agreement, the Company’s obligation due to Operator1 as of December 31, 2008 was reduced by $156,677 to $514,921, due to the application of the Company’s revenue from the five DOA1 wells for the twelve months ended December 31, 2008 against the Company’s settlement obligation due to Operator1.

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

All five wells under DOA1 are currently producing and determined to be proved properties as of December 31, 2008 and 2007. For the years ended December 31, 2008 and 2007, Indigo LP recorded gas revenue in the amount of $282,084 and $112,004 under DOA1, respectively.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 DOA2

Under DOA2, Operator2 agreed to drill, complete and operate five wells in the drilling area as defined by DOA2 for a term as long as any well covered is producing oil or gas. The turnkey price per well is (A) three wells at $290,970 and (B) two wells at $277,565. In exchange for the turnkey price, Operator2 will provide one well complete to the pipeline. Upon completion of each well and payment in full by the Developer, Operator2 will assign to the Developer its respective interest in the wells. As of December 31, 2008 and 2007, the Company has incurred drilling costs in the amount of $856,824 under DOA2 determined based on the well completion percentage of each well.

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

Although all five wells under DOA2 commenced production in early 2007, Operator2 had been suspending all revenue checks from Indigo LP due to the outstanding balance Indigo LP owed Operator2 for unpaid Turnkey drilling costs. Operator2 also would not provide production information to Indigo LP, which resulted in Indigo LP not being able to obtain a reserve study on the five wells as of December 31, 2007. As a result, the Company decided to impair all the costs incurred under DOA2 in the total amount of $1,006,824 as of December 31, 2007 consisting of $856,824 of the Turnkey drilling costs, $100,000 of allocated HUB advisory fee (see HUB Advisory Agreements with HUB, a Related Party section below), and $50,000 of asset retirement costs.

On December 30, 2008, The Company entered into a Continuation Agreement with Dannic Energy Corporation (“Operator2”) to settle its obligation in the amount of $381,824 to Operator 2 under DOA2. Under the terms of the settlement agreement, Operator2 agreed to release $180,186 of suspended revenue checks owed to the Company for well production through October 2008 in exchange for the payment of the outstanding obligation of $381,824 by the Company. The parties exchanged checks for their respective amounts owed on the date of the Continuation Agreement. In addition, Operator2 agreed to assign the Company an additional 27% working interest in the wells, increasing the Company’s working interest in the wells to 60%.  On January 29, 2009, Operator2 formally recorded the assignment of the 27% interest in the wells.  Operator2 also agreed to distribute to Indigo its proportionate share of monthly revenue within 30 days of its receipt of the production checks.

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

For the year ended December 31, 2008 and 2007, the Company recorded gas revenue in the amount of $221,098 and  $0 under DOA2, respectively.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOA3

Under DOA3, Operator3 agreed to drill, complete and operate five wells in the drilling area as defined by DOA3 for a term as long as any well covered is producing oil or gas. The turnkey price per well is $258,000. In exchange for the turnkey price, Operator3 will provide one well complete to the pipeline. Upon completion of each well and payment in full by the Developer, Operator3 will assign to the Developer its respective interest in the wells. As of December 31, 2008 and 2007, Indigo LP has incurred drilling costs in the amount of $541,800 under DOA3 determined based on the well completion percentage of each well, for which Indigo LP has paid Operator3 $945,000.

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

All five wells have not been completed as of December 31, 2008.  Management has been unable to obtain a reasonable explanation from Operator3 as to why these wells have not been completed since they were spudded in early 2007. While management might seek legal actions against Operator3 to recoup the money Indigo LP has invested in these wells, it had determined to impair all the costs incurred under DOA3 in the amount of $945,000 during the year ended December 31, 2007.

DOA4 - Related Party

Mid-East Oil Company and HUB are under common control of Mark Thompson. As a result of HUB becoming a related party of Indigo (see Advisory Agreements with HUB, a Related Party section below), Mid-East also became a related party of Indigo commencing April 2007.

Under DOA4, Operator4 agreed to drill, complete and operate ten wells in the drilling area as defined by DOA4 for a term as long as any well covered is producing oil or gas. The turnkey price per well is (A) three wells at $290,970, (B) four wells at $332,985, and (C) three wells at $353,804. In exchange for the turnkey price, Operator4 was to provide one well complete to the pipeline. Upon completion of each well and payment in full by the Developer, Operator4 will assign to the Developer its respective interest in the wells. In November 2007, Indigo LP entered into a Settlement and Modification Agreement with Operator4 (see Advisory Agreements with HUB, a Related Party section below). As of December 31, 2008 and 2007, the Company has incurred drilling costs in the amount of $1,373,345 under DOA4 determined based on the well completion percentage of each well.

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

In November 2007, we entered into a Modification and Settlement Agreement with HUB, Mid-East Oil Company and Mark Thomson (the “Advisors”) agreeing to modify the terms as provided under the original agreement entered into between all these parties. Under the terms of this agreement, we acknowledged indebtedness to HUB for $65,000 for advisory fees in connection with the development of certain oil and gas interests. We also acknowledged indebtedness to Mid-East Oil Company for $1,037,645 for drilling obligations and $33,039 in expense reimbursements. The parties agreed that all of the old obligations will be satisfied by Indigo paying $250,000 to Mid-East plus an additional $33,039 for expenses and $65,000 to HUB.  In addition, Indigo agreed to transfer all its rights, title and interest in four wells uncompleted by Mid-East oil Company under DOA4 back to the advisors.

On December 29, 2008, the Company entered into a Continuation Agreement with Mid-East Oil Company and HUB to settle its obligation in the amount of $283,039 to Mid-East Oil Company and $65,000 to HUB in accordance with the November 2007 Modification and Settlement Agreement with HUB, Mid-East Oil Company, and Mark Thompson. In addition, the Company paid Operator4 $18,000 for the completion of a well in September 2008 originally contemplated under DOA4. As consideration for the Continuation Agreement, Mid-East Oil Company agreed to reduce the Company’s obligation by the amounts owed under previously suspended revenue checks in the amount of $138,553. As of December 31, 2008, the Company paid the remaining balance owed under the 2007 Modification and Settlement Agreement in the amount of $227,486.  The Continuation Agreement reaffirmed the Company’s 75% working interest in its five completed wells that it acknowledged are free of any additional encumbrance, lien or hindrance, or Department of Environmental Protection default or claim. In addition, Operator4 agreed to distribute to Indigo its proportionate share of monthly revenue within 10 days of its receipt of the production checks.

For the year ended December 31, 2008 and 2007, the Company recorded gas revenue in the amount of $98,906 and $96,122 under DOA4, respectively.

Advisory Agreements with HUB, a Related Party

On June 23, 2006, Indigo entered into an Advisory Service Agreement, Registration Rights Agreement and Option Agreement (“HUB Agreements”) with HUB Energy, LLC (the “Advisor” or “HUB”), a Pennsylvania limited liability company. Under the terms of the Advisory Service Agreement, HUB agreed to provide to Indigo, for a term of three years, exclusive advisory services in connection with the contemplated exploration and development of certain oil and gas prospects located in Pennsylvania, West Virginia, Kentucky and Illinois (collectively, the “Premises”). In consideration and as compensation for these advisory services, Indigo agreed to issue to HUB, pursuant to the terms and conditions set forth in the Option Agreement, options to acquire 15 million shares of its common stock.

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

As a result of the settlement, we recorded a settlement expense of $441,012 for the year ended December 31, 2007. As of December 31, 2008, Indigo and Indigo LP settled their obligation of $336,039 to HUB and Mid-East Oil Company (See DOA4 – Related Party above).

Summary

Oil and gas properties consisted of the following:

	December 31,
	2008	2007
Acquisition, exploration and development costs	$10,208,811	$9,766,409
Impairment charge	(8,739,585)	(8,739,585)
Depletion	(300,836)	(174,924)
Total	$1,168,390	$851,900

NOTE 6 - NOTES PAYABLE

Convertible Notes - Series 1

In return for $2,662,100 received in April 2006 and continuing through October 2006, we issued convertible notes, (“Convertible Notes”). The notes had maturity dates three years from the date of issuance and bore interest at 8% per annum. The notes provide that the 8% interest is due and payable only if the trading price of our stock fell below $0.15625 in a given month, whereby we would then be responsible for paying interest on the outstanding balance of the notes for that month. As of December 31, 2008, the Company has recorded $32,088 of accrued interest on the remaining $400,000 of notes that are outstanding as a result of the stock price falling below $0.15625 in each of the twelve months ending December 31, 2008.

The noteholders could convert their notes anytime prior to the maturity date at a rate equal to 60% of the average of the lowest three trading prices during the twenty trading days preceding the conversion date. As of December 31, 2007, the noteholders had converted $2,262,100 of principal into 2,714,250 shares of our common stock. Each noteholder was entitled to receive one share of our Series A convertible super preferred stock (“Super Preferred Stock”) for each dollar that was invested in the Convertible Notes. As a result, we had issued a total of 2,662,100 shares of our Super Preferred Stock to the noteholders. Each share of the Super Preferred Stock was convertible into two shares of our common stock at the one-year anniversary of the date of issuance. On July 2, 2007, 1,962,100 shares of the Super Preferred Stock were converted into 4,505,938 shares of our common stock. In connection with such conversion, the Company inadvertently issued the investors an aggregate of 581,738 shares in excess of what they should have been entitled to receive as a result of the conversion. Because the amount of excess shares that any one shareholder received was not material and because those individuals provided valuable financing to the Company, the Company had made a determination that they will not seek the return of the excess shares. In October 2007, the remaining 700,000 shares of the Super Preferred Stock were converted into 1,400,000 shares of our common stock, which were issued in January 2008.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under Emerging Issues Task Force (“EITF”) 98-5, the Company had allocated the proceeds from issuance of the Convertible Notes and Super Preferred Stock based on the proportional fair value basis for each item. Consequently, the Convertible Notes were recorded with discounts of $887,358 based on the ascribed value of the 2,662,100 shares of the Super Preferred Stock, which was valued at $0.50 per share by an independent valuation consultant.

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

The combined value of the discount and the related beneficial conversion feature on the Convertible Notes in the amount of $2,662,100 was being amortized over the term of the Convertible Notes of three years using the effective interest yield method. Under EITF 98-5, the amortization of the discount on the Convertible Notes and discount related to the beneficial conversion feature on the Convertible Notes was recorded as interest expense. Upon the conversion of the notes, the unamortized balance of the discounts was expensed immediately. The discount related to the beneficial conversion feature on the Super Preferred Stock of $887,358 was recorded as a preferred dividend over the one-year holding period prior to the earliest conversion date of the Super Preferred Stock into common stock. A preferred dividend of $0 and $451,509 related to the beneficial conversion feature was recorded for the year ended December 31, 2008 and 2007, respectively.

Under FASB 34, “Capitalization of Interest Costs”, and FAS Interpretation 33, “Applying FASB Statement No. 34 to Oil and Gas Producing Operations Accounted for by the Full Cost Method”, interest expense, including amortization of certain debt discounts, on expenditures for significant exploration activities is capitalized. Therefore, the Company capitalized a portion of the interest expense resulting from the amortization of the discount on the Convertible Notes based on the portion of the Convertible Notes identified as the funding source for the Company’s exploration activities. Consequently, the Company recorded capitalized interest of $226,316 on the Convertible Notes for the year ended December 31, 2007. Interest expense resulting from amortization of discounts related to the beneficial conversion features on the Convertible Notes was not capitalized

Amortization of discount on the portion of the Convertible Notes not used to fund the Company’s exploration activities was expensed.

In connection with the issuance of the Convertible Notes, the Company incurred a 10% placement fee of $266,210 to Fairhills Capital, a related party, which was recorded as deferred loan costs and is being amortized over three years. Upon conversion of the Convertible Notes, the unamortized balance of the related deferred loan costs was immediately expensed. For the year ended December 31, 2008 and 2007, the Company has incurred $13,333 and $13,334, respectively, of amortization expense on the deferred loan costs, which was recorded as interest expense in the accompanying statements of operations.

On October 1, 2008, the Company changed its method of accounting under EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5” and changed its accounting, as required, for valuation of convertible notes with certain variable conversion features by recognizing an additional liability equal to the fixed monetary amount known at inception for the conversion option under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (See Note 4 – Change in Method of Accounting For Convertible Notes With Variable Conversion Features). As a result, at December 31, 2008 the Company recorded an additional liability for variable conversion features on the $400,000 outstanding balance of the Convertible Notes and a corresponding discount in the amount of $266,667. The Company also recorded additional discount aggregating $352,427 related to the preferred stock issued with these $400,000 notes. The discounts are being amortized to interest expense over the term of the respective notes using the effective interest yield method. For the year ended December 31, 2008 and 2007, we recorded total interest expense of $217,426 and $137,318 related to amortization of the discounts. (Interest expense as originally reported for the year ended December 31, 2007 amounted to $132,615). If the lenders were to convert their notes at December 31, 2008, their notes would convert into 28,571,429 shares of common stock which would be valued $0.08 per share or $2,285,714.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Notes - Series 2

In April and May 2007, we borrowed a total of $510,000 from various lenders and issued promissory notes to the lenders. The promissory notes provided for interest at 20% per annum with maturity dates in October and November 2007. The lenders have the option to either receive all principal and interest due on the loan within ten days of the maturity dates or to receive shares of our common stock equal to the numerical dollars of principal and interest outstanding on the maturity dates of the loan. Within thirty days of funding of the loan, the lenders are also to receive additional shares of our common stock equal to twice the numerical dollars of the principal of the loan. In the event the notes are unpaid within ten days of its maturity date, we will incur a late charge equal to 10% of the note amount. As of December 31, 2007, we had issued 1,020,000 shares of our common stock to the lenders in connection with the issuance of these notes.

We deemed these promissory notes as convertible notes with a $1.00 conversion price because of the lenders’ option to either receive cash payments or shares of common stock on the loan maturity dates as described above. We valued the 1,020,000 shares at $299,300 based on our stock trading price on the date of the promissory notes. Under EITF 98-5 and APB No. 14 “Accounting for Convertible Debt and Debt Issued With Stock Purchase Warrants,” we had allocated the proceeds from issuance of these convertible notes and common stock based on the proportional fair value basis for each item. Consequently, the convertible notes were recorded with discounts of $299,300 based on the ascribed value of the 1,020,000 shares of our common stock.

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

The combined value of the note discount and discount related to the beneficial conversion feature on certain of the convertible notes was amortized over the term of the respective convertible note using the effective interest yield method. The amortization of the discounts was recorded as interest expense under EITF 00-27. For the year ended December 31, 2008 and 2007, we recorded interest expense of $9,650 and $416,550 related to amortization of the discounts. We also recorded an additional interest expense of $80,906 and $95,444 based on the stated interest rate of the notes, including late charge on these notes, for the year ended December 31, 2008 and 2007, respectively.

On July 27, 2007, $100,000 of these promissory notes was settled releasing Indigo from all obligations related to the promissory note (see “Notes Payable 3” of Promissory Notes below).

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

On September 29, 2008, the Company modified the terms of a promissory note, originally dated May 8, 2007 in the amount of $75,000, by terminating the conversion option feature on the note and extending its due date until December 31, 2008. In exchange, the Company agreed to issue 851,667 shares of its common stock (See Promissory Note Modification Agreements below), which were issued in October 2008.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 30, 2008, the Company settled five of the promissory notes aggregating $296,986, including $86,986 of accrued interest and penalties in exchange for 9,899,524 shares of common stock (See Promissory Note Settlement Agreements below).  These shares were issued in October 2008.

On November 30, 2008, the Company settled one of the promissory notes aggregating $110,910, including $35,910 of interest and late fees in exchange for 3,697,000 shares of common stock.  The lender agreed to convert the outstanding balance to common stock at $0.03 per share when the fair market value of the stock was $0.02 per share. These shares were issued in December 2008. This transaction has been accounted for in accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” The difference between the fair value of the stock granted and the carrying amount of the obligation settled was recognized as a gain on restructuring in the amount of $36,970.

On December 2, 2008, the Company entered into a Modification and Settlement Agreement with its remaining lender. The lender agreed to eliminate the Conversion Option of the original note in exchange for $1. This transaction has been accounted for in accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” No gain was recognized on this restructuring as a result of the promissory note having indeterminate future cash payments that will likely exceed the carrying amount of the payable.

As of December 31, 2008, the Company has failed to pay an obligation amounting to $50,000 on the series of convertible notes, and as such, was in default on the obligation. As of April 10, 2009, the obligation remained in default. Management is in discussions with the noteholder regarding the forbearance of the obligation, and anticipates using the proceeds from equity contributions to repay the note obligation.

Convertible Notes - Series 3

In October through December 2007, the Company borrowed $570,000 from various lenders on series of borrowings, (including $300,000 from Carr Miller Capital, LLC (“Carr Miller”), who became a related party of the Company at the end of January 2008 upon the appointment of Everett Miller, who controls Carr Miller, as the Company’s Board Director; $65,000 from James Walter Sr., who became one of our Board Members in October 2007 and $25,000 from Tammy Walter, a family member of James Walter Sr.; and $50,000 from Jerry L. Braatz, Sr. and $25,000 from Kirsten K. Braatz (collectively the “Braatz Family”), who became a related party when their combined holdings of the common stock of the Company exceeded 5% of the then outstanding stock of the Company in October 2008). The promissory notes provided for interest at 20% per annum with maturity dates ranging from February through May 2008. The lenders have the option to either receive all princiapl and interest due on the notes or convert same into shares of our common stock at a conversion price equal to 80% of the average ten-day closing price of the stock immediately preceding the date. Within thirty days of funding of the loans the lenders are to receive shares of common stock equal to ten times the numerical dollars of the principal of the loan. In the event the notes are unpaid within ten days of their maturity dates, we will incur a late charge equal to 10% of the note amount and be required to issue common stock equal in value to the principal amount borrowed every 30 days from the default date until the notes are paid. In December 2007, we issued a total of 5,700,000 shares of common stock to the lenders. The Company did not pay certain of these notes at their original maturity dates, and, as a result, incurred a late charge equal to 10% of the note amounts and was required to issue common stock equal in value to the principal amount borrowed every 30 days from the default date until the notes are paid. In addition, one of the convertible notes was amended to extend the maturity date in consideration for which the Company agreed to issue to the noteholder 75,000 shares of its common stock, and pay interest at 20% per annum during the extended note period.

We deemed these promissory notes as convertible notes because of the lenders’ option to either receive cash payments or shares of common stock on the loan maturity dates as described above. We valued 5,700,000 shares at $627,500 based on our stock trading price on the dates of the promissory notes. Under EITF 98-5 and APB No. 14, we allocated the proceeds from issuance of these notes and common stock based on the proportional fair value basis for each item. Consequently, these promissory notes were recorded with discounts of $288,700 based on the ascribed value of the 5,700,000 shares of our common stock.

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

The combined value of the note discount and discount related to the beneficial conversion feature on the convertible notes was amortized over the term of the respective convertible note using the effective interest yield method.

On October 1, 2008, the Company changed its method of accounting under EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5” and changed its accounting principle for valuation of convertible notes with certain variable conversion features by recognizing an additional liability equal to the fixed monetary amount known at inception for the conversion option under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (See Note 4 – Change in Method of Accounting For Convertible Notes With Variable Conversion Features). Under SFAS No. 150, the Company recorded a liability for variable conversion features and a corresponding discount aggregating $142,500. The Company also recorded additional discounts aggregating $ 215,860 related to the stock issued with the notes.  The discounts were amortized to interest expense over the term of the respective convertible notes using the effective interest yield method. For the year ended December 31, 2008 and 2007, we recorded total interest expense of $321,288 and $84,442 related to aamortization of the discounts (Interest expense as originally reported for the year end December 31, 007 amounted to $146,747). Accrued interest and late charge fees on these notes at December 31, 2008 and 2007 amounted to $51,886, and $15,334, of which $25,130 and $9,211 was ascribed to related parties.

On September 30, 2008, the Company settled four of the promissory notes aggregating $148,587, including $33,587 of accrued interest and penalties, of which promissory notes aggregating $116,113, including $26,113 of accrued interest and penalties is attributable to related parties, in exchange for 4,952,886 shares of common stock, of which 3,870,449 shares of common stock is attributable to related parties (See Promissory Note Settlement Agreements below).  The 4,952,886 shares were issued in October 2008.

On September 29, 2008, the Company modified the terms of the $300,000 note due to Carr Miller by terminating the conversion option feature on the note and extending its due date until December 31, 2008. In exchange, the Company agreed to issue 1,020,000 shares of its common stock (See Promissory Note Modification Agreements below) to Carr Miller, which were issued in October 2008.

On November 24, 2008, the Company entered into a Modification and Settlement Agreement with lenders of notes totaling $155,000 whereby the lenders agreed to accept 2,894,443 penalty shares in lieu of the 12,020,833 penalty shares owed under the original agreements, for the period between November 1 and December 31, 2008.  For the twelve months ended December 31, 2008, the total of the Company’s common stock provided to the lenders in connection with late payment penalties and extension (but excluding the total number of 5,972,886 shares issued in connection with the Company’s settlement and modification of five notes in September 2008 as discussed below) amounted to 23,992,164 shares, all of which were issued as of December 31, 2008. The value of the shares was determined based on the closing trading prices of the Company’s common stock as of the penalty or extension dates of the notes, and resulted in additional discounts on the note obligations in the amount of $1,954,062. The amortization of these discounts amounted to $1,954,062 for the twelve months ended December 31, 2008, of which $578,507 was ascribed to related parties, and was recorded as interest expense.

On November 30, 2008, pursuant to the GFA, a promissory note in the amount of $300,000 due to Carr Miller was replaced by a revised promissory note (see Global Financing Agreement section below).

On December 2, 2008, the Company entered into a Modification and Settlement Agreement with lenders of notes totaling $155,000 whereby the lenders agreed to eliminate the Conversion Options of the notes in exchange for $1. This transaction has been accounted for in accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” On the modification date it was determined that the future cash payments under the terms of the modified note were less than the carrying amount of the original note. As a result, the company recognized a gain on the debt restructuring in the amount of $36,288, of which $17,559 was ascribed to related parties.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2008, the Company was in default on obligations on these convertible notes amounting to $155,000. On January 10, 2009, Carr Miller acquired these notes from the original noteholders. On January 29, 2009, the Company issued replacement notes to Carr Miller that provided for interest at 20% per annum with a maturity date of January 29, 2014. Consequently, the Company’s original notes acquired by Carr Miller were canceled. Commencing February 6, 2010, the Company is required to make 48 equal monthly interest installment payments equal to the total interest due on the note. Within thirty days of refinancing of the loan, Carr Miller is also to receive shares of the Company’s common stock equal to ten times the numerical dollars of the principal of the loan. These shares were issued in April 2009. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount.

Convertible Notes - Series 4

In April and June 2008, we borrowed a total of $875,000 from various lenders and issued promissory notes of which $700,000 were due to related parties ($600,000 was due to Carr Miller and $100,000 was due to James Walter Sr.). In October 2008, Jerry L. Braatz, Sr. and Kirsten K. Braatz (collectively the “Braatz Family”) became a related party when their combined holdings of the common stock of the Company exceeded 5% of the then outstanding stock of the Company. As a result, their notes totaling $175,000 were classified as related party as of December 31, 2008. The promissory notes provided for interest at 20% per annum with maturity dates ranging from August through December 2008. The lenders have the option to either receive all principal and interest due on the notes within ten days of the maturity dates or to convert the principal and interest due on the notes into shares of our common stock at a conversion price equal to 80% of the average ten-day closing price of the stock immediately preceding the date. Within thirty days of funding of the loans, the lenders are to receive shares of our common stock equal to ten times the numerical dollars of the principal of the loan. In May and July 2008, we issued a total of 8,750,000 shares of common stock to the lenders in connection with the issuance of these notes.

We deemed these promissory notes as convertible notes because of the lenders’ option to either receive cash payments or shares of common stock on the loan maturity dates as described above. We valued 8,750,000 shares issued to the lenders at $1,622,500 based on our stock trading price on the dates of the promissory notes. Under EITF 98-5 and APB No. 14, we allocated the proceeds from issuance of these notes and common stock based on the proportional fair value basis for each item. Consequently, these promissory notes were recorded with discounts of $579,925 based on the ascribed value of the 8,750,000 shares of our common stock.

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

The combined value of the note discount and discount related to the beneficial conversion feature on the convertible notes was amortized over the term of the respective convertible note using the effective interest yield method. The amortization of the discounts was recorded as interest expense under EITF 98-5. For the nine months ending September 30, 2008, we originally recorded total interest expense of $875,000 related to amortization of the discounts.

On October 1, 2008, the Company changed its method of accounting under EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5” and changed its accounting, as required, for valuation of convertible notes with certain variable conversion features by recognizing an additional liability equal to the fixed monetary amount known at inception for the conversion option under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (See Note 4 – Change in Method of Accounting For Convertible Notes With Variable Conversion Features). Under SFAS No. 150, the Company recorded a liability for variable conversion features and a corresponding discount aggregating $218,750. The Company also recorded additional discounts aggregating $261,378 related to the stock issued with the notes.  The discounts were amortized to interest expense over the term of the respective convertible notes using the effective interest yield method. For the twelve months ending December 31, 2008, we recorded total interest expense of $574,866 related to amortization of the discounts. We also recorded an additional interest expense based on the stated interest rate of the notes, including 10% late charge as referred to below, of $180,846, of which $41,569 was outstanding as of December 31, 2008.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the event the notes are unpaid ten days after their maturity dates, we will incur a late charge equal to 10% of the note amount and be required to issue common stock equal in value to the principal amount borrowed every 30 days from the default date until the notes are paid. On November 24, 2008, the Company entered into a Modification and Settlement Agreement with lenders of notes totaling $175,000 whereby the lenders agreed to accept 3,422,222 penalty shares in lieu of the 12,395,833 penalty shares owed under the original agreements, for the period between November 1 and December 31, 2008. As of December 31, 2008, we have issued an aggregate of 18,492,626 shares for these penalties. These shares were valued as of their respective penalty dates based on the stock trading price then amounting to $1,405,749 and were recorded as interest expense in the twelve month period ending December 31, 2008.

On September 29, 2008, the Company modified the terms of $600,000 of these notes that were due to Carr Miller, a related party, by terminating the conversion option feature on the notes, extending their due dates until December 31, 2008, and eliminating the late penalty provision on one of the notes. In exchange, the Company agreed to issue 1,268,889 shares of its common stock (See Promissory Note Modification Agreements below), which were issued at December 31, 2008.

On September 30, 2008, the Company settled the $100,000 note due to James Walter, Sr., a related party, in addition to $19,524 of accrued interest and penalties in exchange for 3,984,141 shares of common stock (See Promissory Note Settlement Agreements below).  These shares were issued in October 2008.

On November 30, 2008, pursuant to the GFA, a promissory note in the amount of $500,000 due to Carr Miller was converted into 25,000,000 shares of common stock which the Company valued at $500,000. These shares were issued in December 2008. Accrued interest on this note in the amount of $92,192 as of November 30, 2008 was included in the revised promissory note (see Global Financing Agreement section below). The unamortized discount on this note in the amount of $44,337 as of November 30, 2008 was recorded as a loss on the extinguishment of debt.

On November 30, 2008, pursuant to the GFA, a promissory note in the amount of $100,000 due to Carr Miller was replaced by a revised promissory note (see Global Financing Agreement section below).

On December 2, 2008, the Company entered into a Modification and Settlement Agreement with lenders of notes totaling $175,000 whereby the lenders agreed to eliminate the Conversion Options of the notes in exchange for $1. This transaction has been accounted for in accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” On the modification date it was determined that the total future cash payments under the terms of the modified note were less than the carrying amount of the original note. As a result, the company recognized a gain on restructuring in the amount of $40,969, which was ascribed to related parties.

As of December 31, 2008, the Company was in default on obligations on these convertible notes amounting to $175,000. On January 10, 2009, Carr Miller acquired these notes from the original noteholders. On January 29, 2009, the Company issued replacement notes to Carr Miller that provided for interest at 20% per annum with a maturity date of January 29, 2014. Consequently, the Company’s original notes acquired by Carr Miller were canceled. Commencing February 6, 2010, the Company is required to make 48 equal monthly interest installment payments equal to the total interest due on the note. Within thirty days of refinancing of the loan, Carr Miller is also to receive shares of the Company’s common stock equal to ten times the numerical dollars of the principal of the loan.  These shares were issued in April 2009. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Notes - Series 5 – Related Party

In July and September 2008, we borrowed a total of $1,000,000 from Carr Miller, a related party. The promissory notes provided for interest at 20% per annum with maturity dates ranging from January through March 2009. The lender has the option to either receive all principal and interest due on the notes within ten days of the maturity dates or to convert the principal and interest due on the notes into shares of our common stock at a conversion price equal to 80% of the average ten-day closing price of the stock immediately preceding the date. Within thirty days of funding of the loans, the lender is to receive shares of our common stock equal to ten times the numerical dollars of the principal of the loan. In the event the notes are unpaid within ten days of their maturity dates, we will incur a late charge equal to 10% of the note amount. In July and September 2008, we issued a total of 10,000,000 shares of common stock to the lender in connection with the issuance of these notes.

We deemed these promissory notes as convertible notes because of the lenders’ option to either receive cash payments or shares of common stock on the loan maturity dates as described above. We valued 10,000,000 shares issued to the lenders at $1,090,000 based on our stock trading price on the dates of the promissory notes. Under EITF 98-5 and APB No. 14, we allocated the proceeds from issuance of these notes and common stock based on the proportional fair value basis for each item. Consequently, these promissory notes were recorded with discounts of $520,000 based on the ascribed value of the 10,000,000 shares of our common stock.

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

The combined value of the note discount and discount related to the beneficial conversion feature on the convertible notes was amortized over the term of the respective convertible note using the effective interest yield method. The amortization of the discounts was recorded as interest expense under EITF 98-5.  For the nine months ending September 30, 2008, we originally recorded total interest expense of $396,932 related to amortization of the discounts.

On September 29, 2008, the Company modified the terms of these notes by terminating the conversion option feature on the notes. In exchange, the Company agreed to issue 1,557,778 shares of its common stock (See Promissory Note Modification Agreements below), which were issued in October 2008.

On October 1, 2008, the Company changed its method of accounting under EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5” and changed its accounting, as required, for valuation of convertible notes with certain variable conversion features by recognizing an additional liability equal to the fixed monetary amount known at inception for the conversion option under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (See Note 4 – Change in Method of Accounting For Convertible Notes With Variable Conversion Features). Under SFAS No. 150, the Company recorded a liability for variable conversion features and a corresponding discount aggregating $250,000. The Company also recorded additional discounts aggregating $399,602 related to the stock issued with the notes.  The discounts were amortized to interest expense over the term of the respective convertible notes using the effective interest yield method. For the twelve months ending December 31, 2008, we recorded total interest expense of $345,748 related to amortization of the discounts. We also recorded an additional interest expense of $73,151 based on the stated interest rate of the notes, of which $0 was outstanding as of December 31, 2008.

On November 30, 2008, pursuant to the GFA, this promissory note was replaced by a revised promissory note (see Global Financing Agreement section below).

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Convertible Notes

On July 9, 2007, we borrowed $100,000 from an individual lender and issued a promissory note that provided for interest at a rate of 20% per annum with a maturity date of January 9, 2008. On September 30, 2008, the Company settled this note, including $37,066 of accrued interest and penalties in exchange for 4,568,857 shares of common stock (See Promissory Note Settlement Agreements below), which were issued in October 2008.

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

On August 15, 2007, we issued 25,000 shares of common stock to the lender. We valued the 25,000 shares at $10,000 based on our stock trading price of $0.40 per share on the date of the promissory note. Under EITF 98-5 and APB No. 14 “Accounting for Convertible Debt and Debt Issued With Stock Purchase Warrants,” we have allocated the proceeds from issuance of the convertible note and common stock based on the proportional fair value basis for each item. Consequently, the convertible note was recorded with a discount of $7,150 based on the ascribed value of the 25,000 shares of our common stock.

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

The combined value of the note discount and discount related to the beneficial conversion feature on the convertible note was amortized over the term of the convertible note using the effective interest yield method. The amortization of the discounts was recorded as interest expense under EITF 98-5.

On October 1, 2008, the Company changed its method of accounting under EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5” and changed its accounting, as required, for valuation of convertible notes with certain variable conversion features by recognizing an additional liability equal to the fixed monetary amount known at inception for the conversion option under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (See Note 4 – Change in Method of Accounting For Convertible Notes With Variable Conversion Features). Under SFAS No. 150, the Company would have recorded a liability for variable conversion feature and a corresponding discount of $10,714. The Company recorded additional discounts aggregating $13,532 related to the stock issued with the notes.  The discounts were amortized to interest expense over the term of the respective convertible notes using the effective interest yield method. On February 27, 2008, the lender converted the principal and accrued interest on this loan of $27,542 into 285,110 shares of our common stock, resulting in a gain on extinguishment in the amount of $1,191.

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

We deemed these promissory notes as convertible notes because of the lender’s option to either receive cash payments or shares of common stock on the loan maturity dates as described above. We valued the 550,000 shares at $74,000 based on our stock trading price on the dates of the respective promissory notes. Under EITF 98-5 and APB No. 14 “Accounting for Convertible Debt and Debt Issued With Stock Purchase Warrants,” we have allocated the proceeds from issuance of the convertible note and common stock based on the proportional fair value basis for each item. Consequently, the convertible notes were recorded with a discount of $31,525 based on the ascribed value of the 550,000 shares of our common stock.

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

The combined value of the note discounts and discounts related to the beneficial conversion feature on the convertible note were amortized over the term of the respective convertible notes using the effective interest yield method. The amortization of the discounts was recorded as interest expense under EITF 98-5. For the nine months ending September 30, 2008, we originally recorded interest expense of $55,000, related to amortization of the discounts.

On October 1, 2008, the Company changed its method of accounting under EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5” and changed its accounting principle for valuation of convertible notes with certain variable conversion features by recognizing an additional liability equal to the fixed monetary amount known at inception for the conversion option under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (See Note 4 – Change in Method of Accounting For Convertible Notes With Variable Conversion Features). Under SFAS No. 150, the Company recorded a liability for variable conversion features and a corresponding discount aggregating $13,750. The Company also recorded additional discounts aggregating $30,460 related to the stock issued with the notes.  The discounts were amortized to interest expense over the term of the respective convertible notes using the effective interest yield method. For the year ended December 31, 2008, we recorded interest expense of $44,210 related to amortization of the discounts.

In the event the notes are unpaid within ten days of their maturity dates, we will incur a late charge equal to 10% of the note amount and be required to issue common stock equal in value to the principal amount borrowed every 30 days from the default date until the notes are paid. Consequently, as of December 31, 2008, we have issued 1,686,869 shares for these penalties. These shares were valued as of their respective penalty dates amounting to $111,167 and were recorded as interest expense in the twelve month period ending December 31, 2008.

On September 30, 2008, the Company settled these notes aggregating $67,899, including $12,899 of accrued interest and penalties in exchange for 2,263,312 shares of common stock (See Promissory Note Settlement Agreements below).  These shares were issued in October 2008.

On November 4, 2008, the Company borrowed $150,000 from Carr Miller, a related party, and issued a promissory note that provided for interest at 20% per annum with a maturity date of May 4, 2009. Within thirty days of funding of the loan, the lender is also to receive shares of the Company’s common stock equal to ten times the numerical dollars of the principal of the loan. As a result, 1,500,000 shares of the Company’s common stock were issued in December 2008. In addition, Carr Miller has the option to either receive all principal and interest due on the loan within ten days of the maturity date or to convert the principal and interest due on the notes into shares of our common stock at a conversion price equal to 80% of the average ten-day closing price of the stock immediately preceding the due date. In accordance with SFAS No. 150, we recorded a liability for variable conversion feature and a corresponding discount aggregating $37,500. We also recorded an additional discount of $24,829 related to the stock issued with the note.  In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. On November 30, 2008, pursuant to the GFA, this promissory note in the amount of $150,000 due to Carr Miller was replaced by a revised promissory note (see Global Financing Agreement section below).

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Promissory Notes

Note Payable 1

On November 27, 2006, the Company borrowed $450,000 from a private lender and issued a promissory note to the lender. The note, as amended, had a maturity date of March 30, 2008. Within ten days of the maturity date, the Company was to pay the lender $550,000 less any earlier payments of principal, as satisfaction in full of this obligation. The Company did not pay the note at the maturity date of March 30, 2008. However, the lender agreed to extend the note so long as the Company makes the monthly payment of $12,500 as required under the amended note.

On October 15, 2008, the Company entered into a settlement agreement whereby the parties agreed that 1) the total due to the lender is $450,000 of principal plus $46,250 of accrued interest, late charges, and net royalty interests; 2) the principal will accrue simple interest at 15% per annum via monthly payments of $5,625 commencing October 15th until paid; 3) if any monthly interest payment is not paid by the 25th of the month, a one-time late payment penalty of $250 will be applied and accrued; 4) the lender waives forever any and all claim against the revenues, ownership, net royalty interest and any claim against Indigo No. 3 well; 5) in the event that Indigo does not pay the balance by October 15, 2009 and the agreement is not automatically renewed per item 7 below, or Indigo declares bankruptcy, the lender’s rights to the net revenue interest in Indigo No. 3 well will revert to 100% for the life of the well; 6) the lender releases Indigo, its officers, directors and agents from any liability arising out of the replacement of this settlement agreement and terminating all prior agreements and notes including any and all defaults, fees, penalties and interest on any notes as well as any other claims that the lender may have against Indigo; and 7) this initial term is for one-year commencing October 15, 2008 and will automatically renew from year to year under the same terms and conditions unless terminated by either party after the initial term or payment in full of the balance. As of April 10, 2009, the Company has made the required monthly payments of $5,625.

This transaction has been accounted for in accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” The transaction was determined to be a TDR based on EITF 02-4 which states that a creditor is deemed to have granted a concession if the debtor’s effective borrowing rate on the restructured debt is less than the effective borrowing rate of the old debt immediately prior to the restructuring. In addition, on the modification date it was determined that the total future cash payments under the terms of the modified note were greater than the carrying amount of the original note. Accordingly, the effects of the restructuring were accounted for prospectively from the time of the restructuring, and the difference between the total future cash payments under the terms of the modified note and the carrying amount of the original note were amortized to interest expense. Accordingly, the Company recorded interest expense in the amount of $10,551 for the twelve months ending December 31, 2008.

Note Payable 2

On January 19, 2007, we borrowed $200,000 from an individual lender and issued a promissory note, which provided the lender with a 30% NRI in our Indigo No. 2 well from the date of the funding through January 23, 2008, the maturity date of the note. On the maturity date, as full satisfaction for the note, the lender will have the option of either receiving repayment of half of the borrowing of $100,000 and retaining a 15% NRI in our Indigo No. 2 well for the life of the well, or receiving repayment of the entire borrowing of $200,000. In addition, the lender was entitled to 400,000 shares of our common stock to be issued within thirty days of the date of funding. In the event the note is unpaid within ten days of its due date, we will incur a late charge equal to 10% of the note amount. As of December 31, 2007, we had issued 400,000 shares of common stock to the lender.

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company valued the 15% NRI in Indigo No.2 Well based on the present value of the projected future cash flows from the well on the note date and compared the amount with the 50% of note principal that would be surrendered if the lender elects to exercise option (i). Since the value of the NRI was less than the cash consideration, no value was assigned the Option at January 19, 2007. The Company also determined there was no value of the Option at December 31, 2008 and 2007.

On March 15, 2008, the Company entered into a Modification and Settlement Agreement with the noteholder whereby the Company was released from all its obligations under the original promissory note. Under the settlement agreement, the Company was required to pay the principal amount of the original note plus a 10% penalty fee on or before May 1, 2008 (“Due Date”), and to issue to the noteholder 1,000,000 shares of its common stock.

The Company valued the 1,000,000 shares of common stock issued with the modification to the lender at $70,000, using its stock trading price of $0.07 per share at the date of the note settlement agreements. Consequently, the Company recorded additional discounts of $70,000 on the note based on the ascribed value of the 1,00,000 shares of common stock, which were amortized over the extended loan period through May 1, 2008. During the twelve months ended December 31, 2008, the Company recorded amortization of $70,000 on the additional discounts, which were recorded as interest expense.

In the event the note principal plus the 10% penalty fee are not paid by the Due Date, then the Company is required to issue to the noteholder one share of its common stock for every dollar of the principal and penalty then outstanding for every month past the Due Date on which the note principal and penalty charge remain unpaid. As of December 31, 2008, the Company has issued 1,100,000 of penalty shares to the noteholder. The shares were valued at $191,400 and recorded as interest expense. If the note principal and the penalty are not paid by November 1, 2008, then the Company will no longer be released from any obligations under the original note and this settlement agreement will be deemed void. However, the noteholder will nevertheless retain the 1,000,000 shares of the Company’s common stock issued pursuant to the settlement agreement. On September 30, 2008, the note was extended to December 31, 2008, in consideration for which the Company agreed to issue 884,444 shares of common stock to the noteholder. The common stock was valued at $53,066 based on the Company’s stock trading price on the note extension date, which was recorded as an additional discount on the note.  These shares were issued in October 2008. As of April 10, 2009, the note remained unpaid, the Company was in default on the obligation, and the Modification and Settlement Agreement that was in effect was deemed void.

Note Payable 3

On January 25, 2007, we borrowed $80,000 from an individual lender and issued a promissory note, which provided the lender with a 12% NRI in Indigo No. 2 well from the date of the funding through January 25, 2008, the maturity date of the note. On the maturity date, as full satisfaction for the note, the lender will have the option of either retaining the 12% NRI in our Indigo No. 2 well for the life of the well; or receiving repayment of the entire borrowing of $80,000 and retaining a 6% NRI in our Indigo No. 2 well for the life of the well. In addition, the lender was entitled to 200,000 shares of our common stock to be issued within thirty days of the date of funding. In the event the note is unpaid within ten days of its due date, we will incur a late charge equal to 10% of the note amount. As of December 31, 2007, we had issued 200,000 shares of common stock to the lender.

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

The new promissory note had a maturity date of September 15, 2007 and provided for interest to be paid in the amount of $2,000 within 5 days of the due date. In the event the note is unpaid within ten days of its maturity date, we will incur a late charge equal to 10% of the note amount. In November 2007 $50,000 of this note was repaid. On August 15, 2007, we issued 1,400,000 shares of common stock to the lender which was valued at $560,000 based on our stock trading price on the settlement date. In connection with this settlement agreement the company recorded the consideration it issued as the payment of the prior two promissory note listed above, repurchase of the 12% NRI in Indigo Well No. 2, interest expense on other issues and the establishment of a new loan.

On April 25, 2008, the new promissory note was extended to July 15, 2008, in consideration for which the Company agreed to issue 1,000,000 shares of common stock to the noteholder and extended the interest rate on the note to 20% per annum. The common stock was valued at $190,000 based on our stock trading price on the note extension date, which was recorded as additional discount on the note.  As of September 30, 2008, amortization of the discount amounted to $190,000, which was recorded as interest expense. On September 30, 2008, the Company settled this note, including $37,185 of accrued interest and penalties in exchange for 4,572,843 shares of common stock (See Promissory Note Settlement Agreements below), which were issued in October 2008.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note Payable 4

On February 7, 2007, we borrowed $200,000 from an individual lender and issued a promissory note that provided the lender with a 30% NRI in our Indigo No. 2 well from the date of the funding through February 7, 2008, the maturity date of the note. On the maturity date, as full satisfaction for the note, the lender will have the option of either receiving repayment of half of the borrowing of $100,000 and retaining a 15% NRI in our Indigo No. 2 well for the life of the well; or receiving repayment of the entire borrowing of $200,000. In addition, the lender was entitled to 400,000 shares of our common stock to be issued within thirty days of the date of funding. In the event the note is unpaid within ten days of its due date, we will incur a late charge equal to 10% of the note amount. As of December 31, 2007, we had issued 400,000 shares of common stock to the lender.

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

The Company valued the 15% NRI in Indigo No.2 Well based on the present value of the projected future cash flows from the well on the note date and compared the amount with the 50% of note principal that would be surrendered if the lender elects to exercise option (i). Since the value of the NRI was less than the cash consideration, no value was assigned to the Option at February 7, 2007. The Company determined there was no value of the Option at each subsequent reporting period through September 30, 2008 when the note was settled.

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

The Company valued the 1,000,000 shares of common stock issued to the lender with the modification at $70,000, using its stock trading price of $0.07 per share at the date of the note settlement agreements. Consequently, the Company recorded additional discounts of $70,000 on the note based on the ascribed value of the 1,00,000 shares of common stock, which were amortized over the extended loan period through May 1, 2008. During the twelve months ended December 31, 2008, the Company recorded amortization of $70,000 on the additional discounts, which were recorded as interest expense.

In the event the note principal plus the 10% penalty fee are not paid by the Due Date, then the Company is required to issue to the noteholder one share of its common stock for every dollar of the principal and penalty then outstanding for every month past the Due Date on which the note principal and penalty charge remain unpaid. As of December 31, 2008, the Company has issued 1,100,000 of penalty shares to the noteholder. The penalty shares were valued at $191,400 and recorded as interest expense. If the note principal and the penalty are not paid by November 1, 2008, then the Company will no longer be released from any obligations under the original note and this settlement agreement will be deemed void. However, the noteholder will nevertheless retain the 1,000,000 shares of the Company’s common stock issued pursuant to the settlement agreement.

On September 30, 2008, the Company settled the promissory note aggregating $220,000, including $20,000 of penalties in exchange for 7,333,333 shares of common stock (See Promissory Note Settlement Agreements below).  These shares were issued in October 2008.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note Payable 5

On February 15, 2007, we borrowed $100,000 from an individual lender and issued a promissory note that provided the lender with a 15% NRI in our Indigo No. 2 well from the date of the funding through February 16, 2008, the maturity date of the note. On the maturity date, as full satisfaction for the note, the lender will have the option of either retaining the 15% NRI in our Indigo No. 2 well for the life of the well; or receiving repayment of the entire borrowing of $100,000 and retaining a 7.5% NRI in our Indigo No. 2 well for the life of the well. In addition, the lender was entitled to 240,000 shares of our common stock to be issued within thirty days of the date of funding. In the event the note is unpaid within ten days of its due date, we will incur a late charge equal to 10% of the note amount. As of December 31, 2007, we had issued 240,000 shares of common stock to the lender.

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

The Company compared the value of 7.5% NRI in Indigo No. 2 Well with the entire note principal that would be surrendered if the lender elects to exercise option (ii). Since the value of the NRI was less than the cash consideration, no value was assigned to the Option at February 12, 2007. The Company also determined there was no value of the Option at December 31, 2008 and 2007.

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

The Company valued the 500,000 shares of common stock issued to the lender at $35,000, using its stock trading price of $0.07 per share at the date of the note settlement agreements. Consequently, the Company recorded additional discounts of $35,000 on the note based on the ascribed value of the 500,000 shares of common stock, which were amortized over the extended loan period through May 1, 2008. During the twelve months ended December 31, 2008, the Company recorded amortization of $35,000 on the additional discounts, which were recorded as interest expense.

In the event the note principal plus the 10% penalty fee are not paid by the Due Date, then the Company is required to issue to the noteholder one share of its common stock for every dollar of the principal and penalty then outstanding for every month past the Due Date on which the note principal and penalty charge remain unpaid. As of December 31, 2008, the Company has issued 660,000 of penalty shares and had 220,000 penalty shares issuable to the noteholder. The penalty shares were valued at $107,800 and recorded as interest expense. If the note principal and the penalty are not paid by November 1, 2008, then the Company will no longer be released from any obligations under the original note and this settlement agreement will be deemed void. However, the noteholder will nevertheless retain the 500,000 shares of the Company’s common stock issued pursuant to the settlement agreement. As of April 10, 2009, the note remained unpaid, the Company was in default on the obligation, and the Modification and Settlement Agreement that was in effect was deemed void.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We valued the 150,000 shares at $62,000 based on our stock trading price of $0.44 and $0.40 per share on June 19, 2007 and June 26, 2007, the date of respective promissory note. We allocated the proceeds from issuance of the two notes and common stock based on the proportional fair value for each item. Consequently, we recorded total discounts of $33,900 on the promissory notes, which are being amortized over the term of the notes. For the year ended December 31, 2007, amortization of the discounts amounted to $33,900, which was recorded as interest expense. The Company also recorded an additional interest expense of $15,116 during 2007 which was accrued at December 31, 2007.

On December 21, 2007, the Company did not repay these loans and as such, was in default. On February 11, 2008, one of the two lenders agreed to extend the due date of the loan to March 15, 2008 in exchange for the Company’s issuance of 50,000 shares of common stock, which were valued using our stock trading price of $0.16 per share at the date of the extension for $8,000 and recorded as interest expense. The Company repaid the loan plus accrued interest of $6,165 on March 28, 2008. On March 18, 2008, the other lender agreed to extend the due date of the loan to May 27, 2008 in exchange for the Company’s issuance of 250,000 shares of common stock, which were valued using the Company’s stock trading price of $0.06 per share at the date of the extension for $15,000 and recorded as additional discount on the note, which was amortized over the extended loan period. At September 30, 2008, the additional discount of $15,000 had been fully amortized which was recorded as interest expense. On September 29, 2008, the other lender agreed to extend the due date of the loan to December 31, 2008 in exchange for the Company’s issuance of 477,778 shares of common stock, which were valued using the Company’s stock trading price of $0.05 per share at the date of the extension for $23,889 and recorded as additional discount on the note, which was amortized over the extended loan period.  These shares were issued in October 2008. As of April 10, 2009, the Company was in default on $50,000 of these balances. Accrued interest on these notes as of December 31, 2008 amounted to $20,096.

In July 2007, we borrowed a total of $430,000 from various individual lenders and issued promissory notes. The promissory notes provided for interest at rates ranging from 10% to 20% per annum with maturity dates ranging from September 2007 through January 2008. Within thirty days of funding of the loans, the lenders are to receive shares of our common stock equal to once, twice, or three times of the numerical dollars of the principal of the loan. In the event the notes are unpaid within ten days of their maturity dates, we will incur a late charge equal to 10% of the note amount. In August 2007, we issued a total of 960,000 shares of common stock to the lenders. We valued the 960,000 shares of common stock at $359,750 based on our stock trading price on the dates of the promissory notes. Under EITF 98-5 and APB No. 14, we allocated the proceeds from issuance of these notes and common stock based on the proportional fair value basis for each item. Consequently, these promissory notes were recorded with discounts of $191,370 based on the ascribed value of the 960,000 shares of our common stock. For the year ended December 31, 2007, amortization of the discounts amounted to $174,002 which was recorded as interest expense. We also recorded an additional interest expense of $50,663, which was accrued for as of December 31, 2007.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2007, two of these notes were amended to extend the maturity dates from September and October 2007 to December 2007 and January 2008, respectively, with the interest rate on one of the notes being increased from 10% to 20% per annum, in exchange for which we issued a total of 175,000 shares of our common stock to the two lenders valued at $23,000. In February 2008, seven notes were amended to extend the maturity dates to dates ranging from February 2008 to June 2008 in exchange for which we agreed to issue a total of 650,000 shares of our common stock to these six lenders. In March 2008, the Company repaid one of the notes in the amount of $15,000 and two notes were amended for a second time to extend the maturity dates to June 2008, in exchange for which we agreed to 1) issue a total of 600,000 shares of our common stock to the lenders; 2) pay $20,000 of accrued interest to one of the lenders; and 3) extend interest rate to 20% per annum on one of the extended notes. In April and May 2008, three notes were amended to extend the maturity dates to June and July 2008, in exchange for which we agreed to 1) issue a total of 275,000 shares of our common stock to the lenders; 2) pay $15,000 of accrued interest to one of the lenders; and 3) extend interest rate to 20% per annum on one of the extended notes. As of June 30, 2008, 1,525,000 shares of our common stock were issued under the terms of these agreements. The Company valued the 1,525,000 shares of common stock at an aggregate amount of $167,500, using its stock trading price at the date of the respective extension agreements. Consequently, additional discounts of $167,500 were recorded and amortized over the extension periods on the respective notes. In July 2008, one note was extended for the fourth time for another month in exchange for which we agreed to issue 50,000 shares to the lender. In August 2008, this note was extended for the fifth time to September 2008 in exchange for which we agreed to issue 100,000 shares to the lender. In December 2008, this note was extended for the sixth time to December 2008 in exchange for which we agreed to issue 150,000 shares to the lender. In January 2009, this note was extended for the seventh time to March 2009 in exchange for which we agreed to issue 150,000 shares to the lender. In March 2009, this note was extended for the eighth time to June 2009 in exchange for which we agreed to issue 150,000 shares to the lender. For the twelve months ended December 31, 2008, the Company recorded interest expense for the amortization of discounts on these notes in the amount of $229,409, and $83,306 for additional interest and late payment penalties. On September 30, 2008, the Company settled five of the promissory notes aggregating $373,570, including $73,570 of accrued interest and penalties in exchange for 12,452,320 shares of common stock (See Promissory Note Settlement Agreements below), all of which were issued in October 2008.  As of April 10, 2009, the Company was in default on $115,000 of these balances.

Notes Payable – Related Party

On January 21, 2008, the Company borrowed $380,000 from Carr Miller, who became a related party of the Company at the end of January 2008, and issued a promissory note that provided for interest at 10% per annum with a maturity date of July 24, 2008. Within thirty days of funding of the loan, the lender was also to receive shares of the Company’s common stock equal to five times the numerical dollars of the principal of the loan. As a result, 1,900,000 shares of the Company’s common stock were issued to Carr Miller on February 29, 2008. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. In addition, the Company will pay to Carr Miller a one-time administrative fee of $6,000, which has been recorded as a deferred loan fee and is being amortized over the term of the loan.

We valued the 1,900,000 shares at $342,000 based on our stock trading price of $0.18 on the date of promissory note. The Company allocated the proceeds from issuance of the note and common stock based on the proportionate fair value for each item. Consequently, the promissory note was recorded with a discount of $180,120, based on the ascribed value of the 1,900,000 shares of common stock. Amortization of the discounts on this note for the nine months ended September 30, 2008 amounted to $180,120, which was recorded as interest expense. Additional interest expense on this note was recorded for the nine months ended September 30, 2008 in the amount of $64,027. On September 29, 2008, the Company modified the terms of this note by extending its due date until December 31, 2008. In exchange, the Company agreed to issue 776,889 shares of its common stock (See Promissory Note Modification Agreements below).  The shares were issued in October 2008. On November 30, 2008, pursuant to the GFA, this note was converted into 19,000,000 shares of common stock which the Company valued at $380,000 (see Global Financing Agreement section below). These shares were issued in December 2008. Accrued interest on this note in the amount of $60,488 as of November 30, 2008 was included in the revised promissory note (see Global Financing Agreement section below). The unamortized discount on this note in the amount of $33,696 as of November 30, 2008 was recorded as a loss on the extinguishment of debt.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 6, 2008, the Company borrowed $500,000 from Carr Miller and issued a promissory note that provided for interest at 20% per annum with a maturity date of September 10, 2008. Carr Miller became a related party of the Company at the end of January 2008 upon the appointment of Everett Miller, who controls Carr Miller, as one of the Company’s Board of Directors. Within thirty days of funding of the loan, Carr Miller is also to receive shares of the Company’s common stock equal to eleven times the numerical dollars of the principal of the loan. As a result, 5,500,000 shares of the Company’s common stock were issued to Carr Miller on April 2, 2008. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. The Company valued the 5,500,000 shares at $605,000 based on its stock trading price of $0.11 on the date of promissory note. The Company allocated the proceeds from issuance of the note and common stock based on the proportionate fair value for each item. Consequently, a discount of $274,000, based on the ascribed value of the 5,500,000 shares of common stock issued to the lender was recorded. Amortization of the discounts on this note for the nine months ended September 30, 2008 amounted to $274,000, which was recorded as interest expense. Additional interest expense on this note was recorded for the nine months ended September 30, 2008 in the amount of $106,164. On September 29, 2008, the Company modified the terms of this note by extending its due date until December 31, 2008. In exchange, the Company agreed to issue 1,022,222 shares of its common stock (See Promissory Note Modification Agreements below).  These shares were issued in October 2008. On November 30, 2008, pursuant to the GFA, this promissory note in the amount of $500,000 due to Carr Miller was replaced by a revised promissory note (see Global Financing Agreement section below).

On April 11, 2008, the Company borrowed $120,000 from Carr Miller and issued a promissory note that provided for interest at 20% per annum with a maturity date of October 11, 2008. Within thirty days of funding of the loan, the lender is also to receive shares of the Company’s common stock equal to eleven times the numerical dollars of the principal of the loan. As a result, 1,320,000 shares of the Company’s common stock were issued to Carr Miller on May 1, 2008. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. The Company valued the 1,320,000 shares at $79,290 based on its stock trading price of $0.06 on the date of promissory note. The Company allocated the proceeds from issuance of the note and common stock based on the proportionate fair value for each item. Consequently, a discount of $47,760, based on the ascribed value of the 1,320,000 shares of common stock issued to the lender was recorded. Amortization of the discounts on this note for the nine months ended September 30, 2008 amounted to $47,760, which was recorded as interest expense. Additional interest expense on this note was recorded for the nine months ended September 30, 2008 in the amount of $11,375. On September 29, 2008, the Company modified the terms of this note by extending its due date until December 31, 2008. In exchange, the Company agreed to issue 458,667 shares of its common stock (See Promissory Note Modification Agreements below).  These shares were issued in October 2008. On November 30, 2008, pursuant to the GFA, this note was converted into 6,000,000 shares of common stock which the Company valued at $120,000 (see Global Financing Agreement section below). These shares were issued in December 2008. Accrued interest on this note in the amount of $10,126 as of November 30, 2008 was included in the revised promissory note (see Global Financing Agreement section below). The unamortized discount on this note in the amount of $10,641 as of November 30, 2008 was recorded as a loss on the extinguishment of debt.

On September 30, 2008, the Company borrowed $150,000 from Carr Miller and issued a promissory note that provided for interest at 20% per annum with a maturity date of April 1, 2009. Within thirty days of funding of the loan, the lender is also to receive shares of the Company’s common stock equal to ten times the numerical dollars of the principal of the loan. As a result, 1,500,000 shares of the Company’s common stock were issued in October 2008. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. The Company valued the 1,500,000 shares at $90,000 based on its stock trading price of $0.06 on the date of promissory note. The Company allocated the proceeds from issuance of the note and common stock based on the proportionate fair value for each item. Consequently, a discount of $56,250, based on the ascribed value of the 1,500,000 shares of common stock issued to the lender was recorded. On November 30, 2008, pursuant to the GFA, this promissory note in the amount of $150,000 due to Carr Miller was replaced by a revised promissory note (see Global Financing Agreement section below).

On November 19, 2008, the Company borrowed $250,000 from Carr Miller, and issued a promissory note that provided for interest at 20% per annum with a maturity date of May 19, 2009. Within thirty days of funding of the loan, the lender is also to receive shares of the Company’s common stock equal to ten times the numerical dollars of the principal of the loan. As a result, 2,500,000 shares of the Company’s common stock were issued in December 2008. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. On November 30, 2008, pursuant to the GFA, this promissory note in the amount of $250,000 due to Carr Miller was replaced by a revised promissory note (see Global Financing Agreement section below).

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 5, 2008, pursuant to the GFA (See Global Financing Agreement below), promissory notes previously issued to CMC in the aggregate principal amount of $2,450,000 and their accrued interest in the amount of $248,412, and accrued interest of $162,806 on three other Carr Miller notes with aggregate principle amount of $1,000,000, which were converted into Indigo’s common stock pursuant to the GFA, were amended and replaced by a new promissory note (“New Note”) totaling $2,861,218.  The New Note is secured by all the assets of the Company, has a maturity date of November 30, 2013 and bears interest at the rate of 10% per annum. In the event of default principal and interest due shall become immediately due and payable.

This modification of the above Carr Miller notes was accounted for in accordance with EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” Under EITF 96-19, a modification of a debt instrument with substantially different terms should be accounted for like, and reported in the same manner as, an extinguishment. Debt instruments are considered substantially different when the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original investment. The Company determined that the modification of these notes aggregating $2,450,000 qualified as being substantially different, and as a result should be accounted for as debt extinguishment. Consequently, the Company recorded a net loss on debt extinguishment—related party in the total amount of $1,394,754. The new debt instruments were recorded with discounts amounting to $1,420,832, which will be amortized over the extension period, and recorded as interest expense. Amortization of the discounts on this note for the twelve months ended December 31, 2008 amounted to $19,291, which was recorded as interest expense. Additional interest expense on this note was recorded for the twelve months ended December 31, 2008 in the amount of $23,843.

On December 16, 2008, pursuant to the GFA, the Company borrowed $1,080,000 from Carr Miller and issued a promissory note that provided for interest at 10% per annum with a maturity date of December 16, 2010. This note represents the $1,000,000 of funding for the drilling of the initial two wells per the GFA. The additional $80,000 of funding represents a deposit on legal fees as outlined in the GFA (also see Note 12 – Related Party Transactions – Not Disclosed Elsewhere). Within thirty days of funding of the loan, the lender is also to receive 50,000,000 shares of the Company’s common stock. The shares were issued in December 2008. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. The Company valued the 50,000,000 shares at $703,000 based on its stock trading price on the date of promissory note. The Company allocated the proceeds from issuance of the note and common stock based on the proportionate fair value for each item. Consequently, we recorded a discount of $703,080, based on the ascribed value of the 50,000,000 shares of common stock issued to the lender. Amortization of the discounts on this note for the twelve months ended December 31, 2008 amounted to $11,232, which was recorded as interest expense. Additional interest expense on this note was recorded for the twelve months ended December 31, 2008 in the amount of $6,867.

On December 30, 2008, the Company borrowed $900,000 from Carr Miller and issued promissory notes that provided for interest at 20% per annum with maturity dates of December 30, 2013. The note in the amount of $500,000 required that commencing January 5, 2010, the Company is required to make 48 equal monthly interest installment payments equal to the total interest due on the note. The note in the amount of $400,000 required that commencing January 5, 2011, the Company is required to make 36 equal monthly interest installment payments equal to the total interest due on the note. Within thirty days of funding of the loans, the lender is also to receive shares of the Company’s common stock equal to fifty times the numerical dollars of the principal of the loans. As a result, 45,000,000 shares of the Company’s common stock were issuable to Carr Miller as of December 31, 2008. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. The Company valued the 45,000,000 shares at $3,600,000 based on its stock trading price of $0.08 on the date of promissory notes. The Company allocated the proceeds from issuance of the notes and common stock based on the proportionate fair value for each item. Consequently, we recorded a discount of $720,000, based on the ascribed value of the 45,000,000 shares of common stock issued to the lender. Since the Company did not have enough authorized shares of common stock, the Company agreed to issue CMC 45 shares of the Company’s Series C Preferred Stock, which were issued in January 2009.  Each share of Series C Preferred Stock shall automatically convert into 1,000,000 shares of the Company’s common stock upon the occurrence of the Company’s contemplated increase in authorized stock from 600,000,000 to 1,000,0000,000 shares of common stock. On April 21, 2009, upon the increase in the Company’s authorized common stock from 600,000,000 to 1,000,000,000 shares (see Note 9), the 45 shares of Series C Preferred Stock automatically converted into 45,000,000 shares of common stock, which were issued on April 22, 2009. The preferred shares will vote on an as converted basis. All shares of the Company’s stock issued to CMC are subject to restrictions under Rule 144 and are subject to volume limitations imposed on affiliates of the Company upon the sale thereof. The purpose of the loans is: (i) to procure an accounts payable settlement on ten operating wells previously drilled by the Company (ii) to provide the Company with the necessary funds to settle the Company’s obligations with certain professionals; and (iii) to provide the Company with the funding it requires to begin drilling a third well in the DuBois field, which well is, adjacent to, but separate and distinct from the two wells currently being drilled by the Company that were provided for in the Global Financing Agreement.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 31, 2008, the Company borrowed $200,000 from Carr Miller and issued promissory notes that provided for interest at 20% per annum with a maturity date of December 31, 2013. The note required that commencing January 6, 2010, the Company is required to make 48 equal monthly interest installment payments equal to the total interest due on the note. Within thirty days of funding of the loan, the lender is also to receive shares of the Company’s common stock equal to ten times the numerical dollars of the principal of the loan. As a result, 2,000,000 shares of the Company’s common stock were issuable to Carr Miller as of December 31, 2008. The shares were issued in January 2009. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. The Company valued the 2,000,000 shares at $160,000 based on its stock trading price of $0.08 on the date of promissory note. The Company allocated the proceeds from issuance of the note and common stock based on the proportionate fair value for each item. Consequently, we recorded a discount of $88,800, based on the ascribed value of the 2,000,000 shares of common stock issued to the lender was recorded.

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

The total of the promissory notes, accrued interest, and late fees were settled at $0.03 per share of the Company’s common stock, which was below the Company’s stock trading price of $0.06 per share on the September 30, 2008 settlement date. The settlement of the convertible notes were accounted for in accordance with Statement of Financial Accounting Standards No. 84, “Induced Conversions of Convertible Debt” (“FAS 84”), which requires the debtor enterprise to recognize an expense equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms. Consequently, the Company recorded a net loss on extinguishment on convertible notes in the amount of $1,045,377 for the year ending December 31, 2008, of which $143,254 of loss on extinguishment is ascribed to related parties. The settlement of the non-convertible notes were accounted for in accordance with Accounting Principles Board Opinion 26, “Early Extinguishment of Debt” (“APB Opinion 26”), and FASB Technical Bulletin No. 80-1, “Early Extinguishment of Debt through Exchange for Common or Preferred Stock” (FASB Technical Bulletin No. 80-1”), which require the difference between the net carrying amount of the extinguished debt and the reacquisition price of the extinguished debt be recognized currently in income in the period of extinguishment. In accordance with APB Opinion 26 and FASB Technical Bulletin No. 80-1, the Company recorded a loss on extinguishment on non-convertible notes in the amount of $730,755 for the period ending December 31, 2008, of which $137,185 is ascribed to a related party.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

These modifications were accounted for in accordance with EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” Under EITF 96-19, a modification of a debt instrument with substantially different terms should be accounted for like, and reported in the same manner as, an extinguishment. Debt instruments are considered substantially different when the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original investment. The Company determined that the modification of all nine notes qualified as being substantially different, and as a result should be accounted for as debt extinguishment. Consequently, the Company recorded a net gain on debt extinguishment—related party in the total amount of $418,000. The new debt instruments were recorded with discounts amounting to $753,248, which will be amortized over the extension periods, and recorded as interest expense.

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

Global Financing Agreement (“GFA”) – Related Party

On December 5, 2008, the Company entered into a Global Financing Agreement (the “GFA” or “Agreement”) with Carr Miller (“CMC” and together with the Company, the “Parties”), wherein CMC agreed to restructure the Company’s existing debt obligations to CMC and to provide the Company, subject to the terms and conditions set forth in the Agreement, with funding to finance and institute a new drilling program for the Company.

Under the terms of the Agreement, CMC irrevocably agreed to provide the Company with funding in the amount of up to $1,000,000 to be used exclusively for the Company’s drilling activities (the “Funding”).  The Company received this funding in November and December of 2008 (See Notes Payable – Related Party section above). Upon the completion of the drilling activities, CMC also committed to provide the Company with additional funding in the amount of $500,000 each month for a period of 6 months, which amount shall be used to meet the Company’s objective of one new well drilled each month and to fund other reasonable expenses (the “Additional Funding”). The Additional Funding will be in the form of promissory notes with two year maturities and an interest rate of 10%. The first traunch of this funding was received in February 2009 and part of the second traunch of this funding was received in March 2009.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Agreement further provides that promissory notes previously issued by the Company to CMC in the aggregate amount of $1,000,000 (the “First Notes”) shall be converted into 50,000,000 shares of the Company’s common stock, based on the per share price when the Agreement was negotiated. The shares were issued in December 2008. As a result, the Company recorded a loss on debt extinguishment of approximately $88,000. Further, the Parties agreed that promissory notes previously issued to CMC in the aggregate principal amount of $2,450,000 and their accrued interest in the amount of $248,412 (the “Second Notes”) in addition to the accrued interest on the First Notes, in the amount of $162,806, shall be amended and replaced by a new promissory note (“New Note”) totaling $2,861,218 (See Notes Payable – Related Party section above).  The New Note shall be secured by all the assets of the Company, shall have a maturity date of November 30, 2013 and shall bear interest at the rate of 10% per annum. In the event of default principal and interest due shall become immediately due and payable. The Second Notes that were restructured originally provided for interest at a rate of 20% per annum.

In consideration for the restructuring of the First and Second Notes and financing commitment, and other undertakings under the Agreement, the Company agreed to grant CMC, in addition to the restricted shares issued upon conversion of the First Notes:

a.	125,000,000 restricted shares of the Company’s common stock as additional consideration for the New Note. The shares were issued in December 2008.

b.
Warrants (“CMC Warrants”) to purchase 37,950,000 shares of common stock, which warrants shall be exercisable within 7 years at an exercise price of $0.02 per share, the per share price when the Agreement was negotiated, provided that such warrants shall only be exercisable in the event that existing options/warrants are exercised.  The CMC Warrants were issued to ensure anti-dilution protection to CMC. The CMC Warrants were issued and vested on December 5, 2008 and expire in 7 years from date of grant. The Company has ascribed a value of $92,035 to the CMC Warrants, using the Lattice model, assuming a volatility of 185.36%, a risk-free rate of 2.000% and an expected dividend yield of zero, and recorded the full amount as interest expense in the twelve month period ending December 13, 2008

c.
Upon the delivery of the Funding of $1,000,000 as described above, the Company agreed to issue to CMC 50,000,000 shares of Common Stock.  The number of shares to be issued to CMC was arrived at using the same formula the Company has used for similar funding activities throughout 2008. The shares were issued in December 2008.

d.
In consideration of the commitment for the Additional Funding, the Company shall issue to CMC 10 shares of Common Stock for every dollar committed to the Company from such Additional Funding, which equals an aggregate of 30,000,000 shares.  The number of shares issuable to CMC upon the occurrence of the Additional Funding was arrived at using the same formula the Company has used for similar funding activities throughout 2008.  These shares shall be effective immediately and issued upon the Company’s increase in its authorized shares in a sufficient quantity to allow the issuance. The shares were issuable in the form of shares of the Company’s Series C Preferred Stock at December 31, 2008, and were issued in January 2009. On April 21, 2009, upon the increase in the Company’s authorized common stock from 600,000,000 to 1,000,000,000 shares (see Note 9), the 30 shares of Series C Preferred Stock automatically converted into 30,000,000 shares of common stock, which were issued on April 22, 2009. The Company valued the 30,000,000 shares at $600,000 based on its stock trading price of $0.02 on the date of the agreement, and recorded the amount to deferred loan fees at December 31, 2008.

The above share issuances combined with the shares previously issued to Carr Miller and shares assigned to Carr Miller under a Voting Agreement (see Common Stock under Note 9) resulted in Carr Miller having voting rights to more than 50% of the Company’s common stock as of December 31, 2008.

Lastly, the Company also agreed to appoint Mr. Everett Miller as the Company’s Chief Operating Officer.

On December 24, 2008, our Board of Directors adopted a resolution approving the amendment of the Company’s Articles of Incorporation to change the Company’s corporate name from “Indigo-Energy, Inc.” to “Carr Miller Energy, Inc.” (the “Name Change”). Subsequently, stockholders representing 53.6% of the Company’s outstanding common stock as of January 14, 2009 (the "Majority Stockholders") executed a written consent to effect the Name Change. A Certificate of Amendment to our Articles of Incorporation effectuating the Name Change will be filed with the Secretary of State of Nevada (the “Certificate of Amendment”) and the Name Change will become effective at the close of business on the date it is accepted for filing by the Secretary of State of Nevada.  It is anticipated that the Certificate of Amendment to effect the Name Change will be filed on or before June 30, 2009.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary

The following summarizes the Company’s notes and loan payable as of December 31, 2008:

Instrument	Maturity Dates as of April 10, 2009	Principal Amount Owed	Debt Discount	Amount Reflected on Balance Sheet
Convertible Notes
Convertible Notes Series 1	September-October 2009	$666,667	$(235,944)	$430,723
Non-Convertible Notes
Convertible Notes Series 2
(conversion option later
eliminated)	October 2007	50,000	-	50,000
Convertible Notes Series 2 -
related party (conversion
option later eliminated)	December 31, 2008	75,000	-	75,000
Convertible Notes Series 3
(conversion option later
eliminated)	February-March 2008	80,000	-	80,000
Convertible Notes Series 3 -
related party (conversion
option later eliminated)	February 2008	75,000	-	75,000
Convertible Notes Series 4 -
related party (conversion
option later eliminated)	August 2008	175,000	-	175,000
Note Payable 1	October 2009	440,863	-	440,863
Note Payable 2 – Related Party	December 2008	200,000	-	200,000
Notes Payable 5	May 2008	100,000	-	100,000
Other Promissory Notes	January2008-June 2009	165,000	-	165,000
Notes Payable – Related Party	November 2013	2,861,218	(1,401,541)	1,459,677
Notes Payable – Related Party	December 2010 and
	December 2013	2,180,000	(1,500,357)	679,643
Total		$7,068,748	$(3,137,842)	$3,930,906

		Less long-term portion		2,139,320
		Current portion		$1,791,586

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes the Company’s notes and loan payable as of December 31, 2007:

	Maturity Dates	Principal		Reflected on
Instrument	as of April 15, 2008	Amount Owed	Debt Discount	Balance Sheet

Convertible Notes Series 1	September through October 2009	$666,667	$(453,370)	$213,297
Convertible Notes Series 2	October and November 2007	410,000	-	410,000
Convertible Notes Series 3	February through May 2008	712,500	(273,918)	438,582
Other Convertible Notes	January and February 2008	135,714	(17,136)	118,578
Notes Payable 1	March 2008	450,000	-	450,000
Notes Payable 2	May 2008	200,000	(7,770)	192,230
Notes Payable 3	September 2007	100,000	-	100,000
Notes Payable 4	May 2008	200,000	(10,319)	189,681
Notes Payable 5	May 2008	100,000	(9,717)	90,283
Other Promissory Notes	January through June 2008	505,000	(18,909)	486,091
Total		$3,479,881	$(791,139)	$2,688,742

		Less long-term portion		213,297
		Current portion		$2,475,445

The current portion is reflected in the balance sheet as follows:

	December 31,
	2008	2007
Notes payable, net	$835,863	$1,508,285
Note payable, net – related party	525,000	-
Convertible notes, net	430,723	967,160
	$1,791,586	$2,475,445

The following is schedule by year of the future minimum payments required under the Company’s notes payable.

Year Ending December 31:

2009	$622,097
2010	2,393,481
2011	1,495,621
2012	1,495,621
2013	1,415,979

Total principal and interest due	7,422,799

Less amounts due within one year	(622,097)

Noncurrent Portion	$6,800,702

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest expense related to the amortization of discounts on notes payable for the twelve months ended December 31, 2008 was $6,444,748, of which $3,191,045 was from related parties. Additional interest on notes payable pursuant to the rates charged on the notes for the twelve months ended December 31, 2008 was $993,972 of which $443,847 was from related parties. Accrued interest at December 31, 2008 was $359,268 of which $144,484 was due to related parties.

NOTE 7 - DUE TO RELATED PARTY

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

On March 23, 2007, the payment terms of the contract with Leo Moore were amended again with additional interest of $20,000 on the outstanding balance. As of December 31, 2007, the balance due to Leo Moore was $229,364 including late payment charges of $35,122. On March 20, 2008, we entered into a Modification and Settlement Agreement with Leo Moore whereby we agreed to settle our obligation due to Leo Moore by paying a total amount of $209,500 on or before June 30, 2008; $5,000 to be paid each month from April through June 2008 with the balance due by June 30, 2008. The Company made the April, May, and June 2008 payment of $5,000 per month to Mr. Moore as scheduled. As of December 31, 2008, the balance due to Leo Moore was $199,500 including accrued interest of $35,000. As of April 10, 2009, the balance of the note remained unpaid and the Company was in default on the obligation.

On July 11, 2006, we entered into a Mutual Release and Settlement Agreement (“Moore Settlement Agreement”) with Jerry Moore, certain of his family members and affiliates (“Moore Family”). Moore Family had received 49,100,000 of our shares of common stock and became the majority shareholder of us on December 15, 2005 during the recapitalization of the Company in 2005. Under the Moore Settlement Agreement, Moore Family agreed to surrender to us 28,485,000 shares of our common stock, in exchange for which we agreed to pay Moore Family a total of $150,000 in installment payments. As of March 31, 2007, we have paid $50,000 to Moore Family. On March 23, 2007, we entered into a Modification Agreement with Moore Family to extend the payment terms on the remaining balance. On March 20, 2008 we entered into another Modification and Settlement Agreement with the Moore Family whereby we agreed to settle our obligation due to Moore Family by paying cash amount of $100,000 on or before June 30, 2008 and issuing 5,000,000 shares of our common stock to Moore Family. The Company valued the common stock at $350,000 based on the closing price of the stock as of the date of the agreement, and fully amortized the cost to interest expense over the term of the March 20, 2008 settlement agreement. As of December 31, 2008, the balance due to Moore Family was $100,000 including accrued interest of $20,000. As of April 10, 2009, the balance of the note remained unpaid and the Company was in default on the obligation.

NOTE 8 - LIABILITIES SETTLED IN COMMON STOCK

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 9 - STOCKHOLDERS’ EQUITY - NOT DISCLOSED ELSEWHERE

Preferred Stock

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

In April 2007, we issued an aggregate of 9,500,000 shares of the Series B Convertible Preferred Stock to various parties, consisting of 5,000,000 to HUB (see HUB Advisory Agreement section in Note 5), 2,500,000 to Dave Larson (see Note 12), and 2,000,000 to Impact (see Note 12), which were valued at $0.80 per share for $7,600,000 and immediately converted into 19,000,000 shares of our common stock. As of December 31, 2008 and 2007, we had no issued and outstanding shares of Series B Preferred Stock.

On December 24, 2008, our Board of Directors authorized the designation of 100 of shares of preferred stock as Series C Preferred Stock with par value of $0.001. On January 9, 2009, the Company filed the Certificate of Designation with the Nevada Secretary of State for the Series C Preferred Stock. Each share of the Series C Preferred Stock will automatically convert into 1,000,000 shares of the Company’s common stock upon the increase of the Company’s authorized common stock from 600,000,000 to 1,000,000,000 shares. Each share of Series C Preferred Stock shall be entitled to vote on an “as converted” basis. Holders of the Series C Preferred Stock are not entitled to receive dividends paid on common stock. In the event of liquidation, dissolution or winding up of the Company, the holders of shares of Series C Preferred Stock shall be entitled to receive an aggregate amount per share equal to the amount they would have otherwise held if those shares had been converted into shares of common stock. As of December 31, 2008, we had 75 issuable shares of Series C Preferred Stock.

In January 2009, we issued an aggregate of 75 shares of the Series C Preferred Stock to Carr Miller, consisting of 30 shares related the additional funding in the amount of $500,000 each month for a period of 6 months provided for in the GFA (See Global Financial Agreement – Related Party section under Note 6), 25 shares related to a $500,000 promissory note dated December 30, 2008, and 20 shares related to a $400,000 promissory note dated December 30, 2008 (See Notes Payable – Related Party section under Note 6). On April 21, 2009, upon the increase in the Company’s authorized common stock from 600,000,000 to 1,000,000,000 shares (see Common Stock section below), the 75 shares of Series C Preferred Stock automatically converted into 75,000,000 shares of common stock, which were issued on April 22, 2009.

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

In November 2008, the Company entered into a voting rights agreement with Carr Miller and related party stockholders of the corporation (“Related Stockholders”) (James Walter Sr., who became one of our Board Members in October 2007 and James Walter, Jr. and Tammy Walter, family members of James Walter Sr who then collectively owned 33,119,454 shares of common stock; and Steve Durdin, the Company’s CEO and President who then owned 3,959,031 shares of common stock), whereby the Related Stockholders agreed to assign Carr Miller all the voting rights attributable to the 37,078,485 shares of common stock then held by them for a period of 5 years. 1/5th of the voting rights shall be released back to the Related Stockholders from Carr Miller at the end of each year for a period of 5 years. The combination of the shares assigned under this voting rights agreement and the shares issued or to be issued under the GFA (See Global Financial Agreement section under Note 6) will give Carr Miller control of the majority of the common stock of the Company.

On December 24, 2008, our Board of Directors authorized the increase in authorized common stock of the Company from its existing 600,000,000 shares to 1,000,000,000 shares. Subsequently, stockholders representing 53.6% of the Company’s outstanding common stock as of January 14, 2009 (the "Majority Stockholders") executed a written consent to effect the increase in authorized common stock. On January 20, 2009, the Company filed a Schedule 14C Definitive Information Statement with the SEC (“Schedule 14C”). On March 30, 2009, the SEC approved the Schedule 14C. On April 21, 2009, the Company filed its Certificate of Amendment to its Article of Incorporation with the State of Nevada increasing the total number of shares of common stock which the Company has the authority to issue to 1,000,000,000 shares with a par value of $0.001 per share.

On December 15, 2008, our Board of Directors authorized the issuance of 250,000 shares of common stock each to two of our board members, Brad Hoffman and Hercules Pappas. These shares were issued on December 29, 2008 and were valued at $.07 per share, based on the closing price of the Company’s common stock, resulting in a compensation expense of $35,000 in the twelve months ended December 31, 2008.

Shares Issued Pursuant to Various Consulting Agreements

On February 12, 2007, we entered into a consulting agreement with Epicenter, whereby Epicenter agreed to provide consulting and various other services to us. The term of the consulting agreement was two months commencing January 31, 2007. Epicenter was to be compensated with a payment of $36,000 due April 1, 2007 and the issuance of 72,000 shares of our common stock. In February 2007, we issued 72,000 shares of common stock to Epicenter, which were valued at $0.70 per share for $50,400 based on our stock trading price on February 12, 2007. We failed to pay Epicenter the $36,000 on April 1, 2007 but were released from this obligation in July 2007 pursuant to the settlement agreement we entered into with Epicenter.

On January 30, 2008, the Company entered into a consulting agreement with David Rosania to provide consulting services and support for business development of energy related properties, assist in development of the Company’s strategic marketing and business plan and to handle other duties as assigned by Company management. As compensation, 155,000 shares of the Company’s common stock were to be issued to Mr. Rosania. The term of this agreement was for a one month period commencing January 1, 2008. These shares were issued on February 1, 2008 and were valued at $.17 per share, based on the closing price of the Company’s common stock, resulting in consulting expense of $26,350 in the twelve months ended December 31, 2008.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 1, 2008, the Company entered into a consulting agreement with William E. Schumacher (“Schumacher”) to provide consulting services and support for the Company’s interim fundraising efforts, assist in development of the Company’s strategic marketing and business plan and to handle other duties as assigned by Company’s management. As compensation, 25,000 shares of the Company’s common stock were issued to Mr. Schumacher. The term of this agreement was for a three month period commencing April 1, 2008. These shares were issued on May 20, 2008 and were valued at $0.13 per share, based on the closing price of the Company’s common stock, resulting in consulting expense of $3,250 in the twelve months ended December 31, 2008.

On April 17, 2008, the Company entered into a consulting agreement with Robert McIlhinney (“McIlhinney”) to provide consulting services and support for the Company’s interim fundraising efforts, assist in development of the Company’s strategic marketing and business plan and to handle other duties as assigned by Company management. As compensation, 75,000 shares of the Company’s common stock were to be issued to Mr. McIlhinney. The term of this agreement was for a three month period commencing April 15, 2008. These shares were issued on May 1, 2008 and were valued at $0.11 per share, based on the closing price of the Company’s common stock, resulting in consulting expense of $5,275 in the twelve months ended December 31, 2008.

On May 1, 2008, the Company entered into a consulting agreement with Randall P. Cohen (“Cohen”) to provide consulting services and support for the Company’s interim fundraising efforts, assist in development of the Company’s strategic marketing and business plan and to handle other duties as assigned by Company’s management. As compensation, 50,000 shares of the Company’s common stock are to be issued to Mr. Cohen. The term of this agreement was for a three month period commencing April 1, 2008. These shares were issued on May 20, 2008 and were valued at $0.13 per share, based on the closing price of the Company’s common stock, resulting in consulting expense of $6,500 in the twelve months ended December 31, 2008.

On May 6, 2008, the Company and World Stock Exchange (“WSE”) entered into an Investment Relation Agreement, whereby the Company agreed to engage the Investment Relation services of WSE for one month and for compensation in the amount of $1,980 and 150,000 restricted shares of the Company’s common stock which were issued on May 20, 2008. The shares were valued at $0.13 per share, the trading price, and were recorded as consulting expense in the amount of $19,500 for the twelve months ending December 31, 2008.

On June 1, 2008, the Company entered into a Consulting Agreement with Karl Schmidt (“Schmidt”), whereby, for compensation in the amount of 12,000,000 restricted shares of the Company’s common stock and reimbursement for all approved related business expenses, Schmidt will provide consulting services to the Company for a term of one-quarter commencing on June 1, 2008. The shares were issued on June 24, 2008. On June 30, 2008, the parties agreed that the shares issued were partial consideration for a loan agreement with International Financial Corporation, LLC (see Note 10). They further agreed that if the Company did not receive gross loan proceeds of at least $30,000,000 prior to the end of business on July 3, 2008, Schmidt would return the shares to the Company for cancellation. The Company did not receive the loan proceeds prior to the end of business on July 3, 2008, and as a result the shares were returned and assigned no value as of December 31, 2008.

On June 1, 2008, the Company entered into a Consulting Agreement with D&P Development LLC (“D&P”), a Florida corporation, whereby, for compensation in the amount of 5,000,000 restricted shares of the Company’s common stock and reimbursement for all approved related business expenses, D&P will provide consulting services to the Company for a term of one-quarter commencing on June 1, 2008. The shares were issued on June 24, 2008. On June 30, 2008, the parties agreed that the shares issued were partial consideration for a loan agreement with International Financial Corporation, LLC (see Note 10). They further agreed that if the Company did not receive gross loan proceeds of at least $30,000,000 prior to the end of business on July 3, 2008, D&P would return the shares to the Company for cancellation. The Company did not receive the loan proceeds prior to the end of business on July 3, 2008, and as a result the shares were returned and assigned no value as of December 31, 2008.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 7, 2007, the Company entered into a consulting agreement with Big Apple Consulting USA, Inc. (“Big Apple”), whereby Big Apple was to market and promote the Company to its network of brokerage firms and market makers. Big Apple was responsible for locating and introducing potential investors to the Company through telemarketing and other networking activities, as well as representing the Company in responding to investor inquiries. The Company was to compensate Big Apple in the form of either the Company’s shares of free trading common stock or cash, at the Company’s option. The term of the consulting agreement was for one year, and the Company had the right to extend the term for an additional year after the initial expiration date. The Company was unable to compensate Big Apple with free trading common stock however did issue 5,000,000 shares of its restricted common stock to Big Apple in 2007, and the Company recorded $5,250,000 of consulting expense in the first quarter of 2007 for the value of the common stock issued to Big Apple. Because the Company was unable to provide Big Apple with free trading shares, Big Apple failed to perform under the terms of the contract. Big Apple subsequently asserted that the Company had a remaining obligation under the contract in the amount of $260,000 for services performed under the consulting agreement. In April 2008 the Company agreed to pay $20,000 and issue 1,030,000 shares of restricted common stock to Big Apple as payment for the $260,000 obligation. The Company has recorded this obligation as consulting expense for the twelve-months ended December 31, 2008. The Company issued the 1,030,000 shares of common stock to Big Apple in May 2008. Big Apple subsequently asserted that the Company had a remaining obligation under the contract in the amount of $40,000 for services performed, but not limited to, invoices from April and May 2008, under the consulting agreement. In December 2008 the Company agreed to pay $20,000 and issue 500,000 shares of restricted common stock to Big Apple as payment for the $40,000 obligation. The Company has recorded this obligation as consulting expense for the twelve-months ended December 31, 2008. The Company issued the 500,000 shares of common stock to Big Apple in January 2009.

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

On January 29, 2009, the Company submitted to the SEC its application for withdrawal of its S-1 registration statement and all amendments and exhibits thereto, as a result of other positive working capital contributions that the Company has received from other sources. The company is not pursuing the development of the SEDA at this time and there have been no shares sold to YA under the SEDA.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Number of
	Stock Options
Name of Optionee	Issued	Exercise Price	Expiration

Steven P. Durdin (CEO and President)	10,000,000	$ 0.25 per share	October 16, 2017
Stanley L. Teeple (Board Director)	5,000,000	$ 0.25 per share	October 16, 2017
Stacey Yonkus (Former Board Director)	250,000	$ 0.25 per share	October 16, 2017
John Hurley (Former Board Director)	250,000	$ 0.25 per share	October 16, 2017
James C. Walter, Sr. (Former Board Director)	250,000	$ 0.25 per share	October 16, 2017

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair value of the aforementioned options was calculated using the Black-Scholes model. Consequently, the Company recorded a share-based compensation expense of $1,873,700 for the year ended December 31, 2007. The following table summarizes the weighted average of the assumptions used in the method.

	Year ending December 31,
	2007	2006
Expected volatility	170%	n/a
Dividend yield	n/a	n/a
Expected terms (in years)	10	n/a
Risk-free rate	4.35%	n/a

On February 26, 2008, the Company’s Board of Directors approved the issuance of non-qualified stock options to the following individuals in accordance with the 2007 Stock Option Plan. The options vested immediately.

Name of Optionee	Number of Stock Options Issued	Exercise Price	Expiration
Everett Miller (consulting service)	2,500,000	$ 0.25 per share	October 16, 2017
Stanley L. Teeple (Board Director)	5,000,000	$ 0.25 per share	October 16, 2017
Hercules Pappas (Board Director)	250,000	$ 0.25 per share	October 16, 2017
Everett Miller (Board Director)	250,000	$ 0.25 per share	October 16, 2017
Gersten Savage (legal service)	1,000,000	$ 0.25 per share	October 16, 2017

The estimated fair value of the aforementioned options was calculated using the Black-Scholes model. Consequently, the Company recorded a share-based compensation expense of $1,073,700 for the twelve months ended December 31, 2008. The following table summarizes the weighted average of the assumptions used in the method.

	Year Ending
	December 31,
	2008	2007
Expected volatility	181%	n/a
Dividend yield	n/a	n/a
Expected terms (in years)	10	n/a
Risk-free rate	4.35%	n/a

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s stock option activity and related information:

Number of
Shares

Balance as of December 31, 2006	-
Granted	15,750,000
Exercised	-
Expired/forfeit	-
Balance as of December 31, 2007	15,750,000
Granted	9,000,000
Exercised	-
Expired/forfeit	-
Balance as of December 31, 2008	24,750,000

	OPTIONS OUTSTANDING December 31, 2008				OPTIONS EXERCISABLE
	Number of	Weighted
	Outstanding	Average	Weighted		Number	Weighted
Range of	Shares at	Remaining	Average	Aggregate	Exercisable at	Average	Aggregate
Exercise	December 31,	Contract	Exercise	Intrinsic	December 31,	Exercise	Intrinsic
Prices	2008	Life	Price	Value	2008	Price	Value

$0.25	24,750,000	8.80 years	$0.25	$-	24,750,000	$0.25	$-

	OPTIONS OUTSTANDING December 31, 2007				OPTIONS EXERCISABLE
	Number of	Weighted
	Outstanding	Average	Weighted		Number	Weighted
Range of	Shares at	Remaining	Average	Aggregate	Exercisable at	Average	Aggregate
Exercise	December 31,	Contract	Exercise	Intrinsic	December 31,	Exercise	Intrinsic
Prices	2007	Life	Price	Value	2007	Price	Value

$0.25	15,750,000	9.08 years	$0.25	$-	15,750,000	$0.25	$-

NOTE 10 - COMMITMENTS AND CONTINGENCIES - NOT DISCLOSED ELSEWHERE

General

There have been significant changes in the US economy, oil and gas prices and the finance industry which have adversely affected and may continue to adversely affect the Ccompany in its attempt to obtain financing or in its process to produce commercially feasible gas exploration or production.

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of August 2008 the Company was in default on all of its insurance policies including, but not limited to, its policies covering general and excess liability, directors and officers, errors and omissions, as well as sudden and accidental coverage on the wells. The occurrence of an uninsured event which may result in financial damage to the Company could have a material adverse effect on our financial condition and results of operations. Management intends to have all of these policies reinstated. On September 18, 2008, the Company obtained a new policy for directors and officers insurance and is current on this policy. As of April 10, 2009, most policies have not been reinstated, and management is unaware of any uninsured event which may result in financial damages to the Company.

Title to Properties

The Company’s practice has been to acquire ownership or leasehold rights to oil and natural gas properties from third parties. Most of the Company’s current drilling operations are conducted on properties acquired from third parties. Our existing rights are dependent on those previous third parties having obtained valid title to the properties. Prior to the commencement of gas drilling operations on those properties, the third parties customarily conduct a title examination. The Company generally does not conduct examinations of title prior to obtaining its interests in its operations, but rely on representations from the third parties that they have good, valid and enforceable title to the oil and gas properties. Based upon the foregoing, we believe that we have satisfactory title to our producing properties in accordance with customary practices in the gas industry. The Company became aware of potential historical discrepancies in the chain of title and other possible title imperfections pertaining to certain of its properties. The Company is not aware of the assertion or threatened assertion of any adverse claims against title to such properties. The Company intends to work with the third party predecessors in interest to resolve these discrepancies and imperfections in accordance with accepted industry practices.

Potential Loss of Oil and Gas Interests/ Cash Calls

The Company has entered into turnkey contracts with various operators for the drilling of oil and gas properties, and still owes certain operator payments on drilling wells. In addition, it might be subject to future cash calls due to (1) the drilling of any new well or wells on drilling sites not covered by the original turnkey contracts; (2) rework or recompletion of a well; (3) deepening or plugging back of dry holes, etc. If the Company does not pay delinquent amounts due or its share of future Authorization For Expenditures (“AFE”) invoices, it may have to forfeit all of its rights in certain of its interests in the applicable prospects and any related profits. If one or more of the other members of the prospects fail to pay their share of the prospect costs, the Company may need to pay additional funds to protect its investments.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other

In October 2006, LK Drilling, a subcontractor of Mid-East Oil Company (“Mid-East”), our operator under DOA4, filed Mechanic’s Liens against both Mid-East and us on certain oil and gas properties drilled by the subcontractor for claims aggregating $390,253, due to the failure to pay obligations for the drilling costs. Two other subcontractors also filed Mechanic’s Liens against Mid-East for claims aggregating approximately $100,000. On October 17, 2007, two Writs of Execution were issued against the Company and Mid-East to satisfy judgment, interest and costs in this matter. The Writs called for a Sheriff’s sale of property to be held in January 2008 in order to satisfy the amount due of $111,414. In November 2007, pursuant to the Settlement and Modification Agreement the Company entered into with Mid-East and its affiliates, Mid-East and its Affiliates agreed to make any payments necessary to obtain a full settlement from LK Drilling by January 12, 2008 and indemnify the Company from any liability arising from any failure to satisfy the obligations to LK Drilling or any drillers or subcontractors that Mid-East contracted with during its operation of the Company’s wells (see Advisory Agreements with HUB, a Related Party section in Note 5). On January 25, 2008, the Company was informed by the court that judgment has been satisfied on the Mechanic’s Liens and the Sheriff’s sale has been canceled.

In December 2006, the Company was cited for certain violations by the West Virginia Department of Environmental Protection (“DEP”) pertaining to the drilling area around their wells. The violations generally consist of: the Company’s failure to seed and mulch the ground in the well area; the failure to properly mark the wells with signage; and leaving certain piping on the ground. In February 2007, the Company engaged a contractor to cure these violations and obtain abatements from the DEP. The estimated remediation costs were $50,000, of which the Company paid $25,000 in February 2007. As of November 15, 2007, the contractor has not completely finished the remediation work and since that time, the Company has renegotiated the remediation contract by agreeing to pay $16,000 for all remaining work. At the time when all remediation work is done, it is expected that the DEP will abate all violations. The DEP has allowed the Company to continue its drilling and production during this curative process. The estimated remediation costs were included in accounts payable and accrued expenses at December 31, 2008 and 2007.

On February 26, 2007, we entered into a settlement agreement with Morgantown Excavators, Inc. (“MEI”) for the outstanding balance of $50,010 we owed to MEI for the environmental remediation services provided by MEI during the first and second quarter of 2006. In 2007, we paid a total of $15,000 to MEI. As of December 31, 2008, we still owed MEI $37,010, including $9,000 of late fees, which is included in accounts payable and accrued expenses in the accompanying balance sheet.  As of April 10, 2009, $37,010 remained unpaid.

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On October 12, 2007, the Company entered into an agreement with a consultant to provide various services including the raising short-term financing, developing a six-month financial strategy, and improving investor relations. As compensation, the consultant will be reimbursed for all approved business-related expenses. In addition, within thirty days of this agreement, the Company was required to issue to the consultant 500,000 shares of its restricted common stock. The term of this agreement is one-year commencing October 1, 2007. The 500,000 shares were valued at $0.20 per share for a total of $100,000, based on the Company’s stock trading price on October 12, 2007, the date of the agreement, which was amortized over the one year service period. For the years ended December 31, 2008 and 2007, the Company recorded a consulting expense of $30,000 and $25,000, respectively, related to this agreement. As of December 31, 2007, we had issued the 500,000 shares to the consultant.

On October 26, 2007, the Company entered into a consulting agreement with TKC Financial, Inc. to assist the Company in its financing activities. The consulting agreement was effective October 26, 2007 for one year, after which either party may terminate this agreement with 30 days notice. Should no bond closing occur within 90 days of the execution of this agreement, either party may terminate this agreement with 10 days notice. The consultant will receive a commission of 2% of all gross proceeds received by the Company from parties introduced by the consultant from the sale of bonds. The consultant is entitled to compensation beyond the term of this agreement if the Company receives funds from any party introduced by the consultant during the term of this agreement. The Company was required to pay a $25,000 non-refundable deposit within three business days of the execution of this agreement. As of December 31, 2008, the Company has paid the $25,000 deposit but no bond closing has taken place under this agreement.

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

The Company did not receive the funds that International committed to deliver. Accordingly, on October 10, 2008, the Company reported in a Form 8K that it informed International of its intention to terminate the Letter of Intent based on International’s failure to comply with the terms of the LOI within the time period provided therein.

As further consideration for the LOI, the Company agreed to pay to Spectrum Facilitating Technologies, LLC, a Limited Liability Company (“Spectrum”) engaged by International to seek and investigate loan transactions on its behalf, the amount of $150,000, as well as to transfer to Spectrum 5,000,000 shares of the Company’s restricted common stock for bridge financing due diligence services. The Company paid the $150,000 in April and issued the 5,000,000 shares to Spectrum in May 2008. The shares were valued at $0.19 per share based on the Company’s stock trading price on the date of LOI for a total of $950,000, which was expensed by the Company for the twelve months ended December 31, 2008.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company entered into an agreement with Epicenter Oil and Gas, LLC, (“Epicenter”) Depocenter Oil & Gas, LLC (“Depocenter”), Robert Turnage (“Turnage”), Frank Finkbeiner (“Finkbeiner”) and Rivers West (collectively the “Parties”), whereby Epicenter and Depocenter were to contribute certain assets to Rivers West pursuant to an Asset Purchase Agreement which was signed by the Parties on May 6, 2008. The assets to be transferred to Rivers West by Epicenter and Depocenter consisted primarily of certain oil and gas leases on approximately 106,000 acres of land located in southern Illinois, southwestern Indiana and western and west central Kentucky to be used for oil and gas exploration and production. The agreement to transfer the assets was to become binding upon the Company’s execution of a LOI and the receipt by the Company of a minimum investment of $192,000,000 under the terms of the Funding and the receipt by the Company of $150,000,000 of Bridge Financing (the “Triggering Events”). Upon satisfaction of the Triggering Events, Turnage and Finkbeiner were to become executive officers of the Company, and were to each execute three-year employment agreements with the Company to become officers of Indigo. The employment agreements would have provided each Turnage and Finkbeiner with an annual base salary of $1,200,000 and discretionary bonuses based upon mutually agreeable performance criteria. The employment agreements would have also contained three-year non-compete provisions to be effective from the date the employment agreements expire. As further consideration, the Company was to provide Turnage and Finkbeiner each with 75,000,000 shares of Indigo restricted common stock. As a result of the Company not receiving the anticipated Funding, the Parties agreed to terminate this agreement.

On July 17, 2008, the Company entered into a loan agreement with BJ Petro, Inc., a Nevada corporation (“BJ Petro”) wherein BJ Petro agreed to provide the Company with a loan in the amount of $686,400,000, to be secured by certain assets of the Company. Under its terms, the agreement does not become effective unless and until a letter of credit is issued by the Company in the name of BJ Petro’s Attorney Trust Account in the amount of $10,000,000, which letter of credit shall be held as additional collateral on the loan. No funds were received under this agreement.

The letter of credit in the amount of $10,000,000 was to be provided by LCCom, Ltd., a company unrelated to either of the parties, for a fee of $400,000 which the Company paid on July 18, 2008.  BJ Petro’s bank did not accept the letter of credit from LCCom, Ltd. because its risk variables had changed. The Company was not able to place the letter of credit with another bank and after ninety (90) business days the letter of credit expired and became void.  As a result, the Company recorded the $400,000 fee as failed transaction cost for the twelve months ended December 31, 2008.
The Company has notified BJ Petro of its intention to terminate the Loan Agreement based on BJ Petro’s failure to comply with its commitments under the Loan Agreement.

In May 6, 2009, Akerman Construction Co., Inc. (“Akerman”), a subcontractor of Epicenter, filed a Mechanic’s Lien against Indigo and two other parties on the four wells drilled by the subcontractor on the Dubois Filed of Indiana (see Indigo Oil and Gas Interests and Operations section under Note 5) for claims aggregating $875,969, due to the Epicenter’s failure to pay obligations for the drilling costs.  The Company has engaged counsel to resolve these lien claims, which were still pending as of May 12, 2009.

NOTE 12 - INCOME TAXES

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2008	2007
Deferred tax asset
Tax benefit arising from net operating loss carryforward	$5,314,000	$3,154,000
Settlement expenses	396,000	-
Share based compensation	1,337,000	834,000
	7,047,000	3,988,000

Deferred tax liability
Intangible drilling costs	191,000	-
Depreciation and depletion	33,000
Capitalized interest	3,000	-
	227,000	-

Net deferred assets	6,820,000	3,988,000
Less valuation allowance	(6,820,000)	(3,988,000)

Net deferred tax asset	$-	$-

Income tax (expense) benefit consists of the following for the year ending December 31:

	2008	2007
Deferred
Federal	$1,198,000	$656,000
State	308,000	178,000
Federal and state benefit of net operating loss carryforward	5,314,000	3,154,000
	6,820,000	3,988,000
Less valuation allowance	(6,820,000)	(3,988,000)
Income tax benefit	$-	$-

As of December 31, 2008, the Company had losses which resulted in net operating loss carryforwards for tax purposes amounting to approximately $12,000,000 that may be offset against future taxable income. These NOL carryforwards expire beginning 2027 through 2028. However, these carryforwards may be significantly limited due to changes in the ownership of the Company as a result of past and future equity offerings.

Recognition of the benefits of the deferred tax assets will require that the Company generate future taxable income. There can be no assurance that the Company will generate any earnings or any specific level of earnings in future years. Therefore, the Company has established a valuation allowance for deferred tax assets (net of liabilities) of approximately $6,820,000 and $3,988,000 as of December 31, 2008 and 2007, respectively.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the principal reasons for the difference between the Company’s effective tax rates and the United States federal statutory income tax rate of 35%.

	2008	2007

Federal income tax benefit at statutory rate	$6,247,000	$11,174,000
State income tax benefit	1,606,000	3,032,000
Permanent differences	(5,021,000)	(11,886,000)
Change in valuation allowance	(2,832,000)	(2,320,000)
Income tax benefit	$-	$-
Effective income tax rate	0%	0%

Tax Uncertainties

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“SFAS”). The interpretation prescribes recognition and measurement parameters for the financial statement recognition and measurement of tax positions taken or expected to be taken in the Company’s tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement.

Pursuant to FIN 48, the Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. The periods subject to examination for the Company’s tax returns are for the years from 2005 to 2007. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

Amount

Gross unrecognized tax benefits at December 31, 2007	$—
Increases in tax positions for current year	—
Settlements	—
Lapse in statute of limitations	—

Gross unrecognized tax benefits at December 31, 2008	$—

The Company is subject to U.S. federal income tax including state and local jurisdictions. Currently, no federal or state income tax returns are under examination by the respective taxing jurisdictions.

The Company’s accounting policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company has not accrued interest for any periods.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - RELATED PARTY TRANSACTIONS - NOT DISCLOSED ELSEWHERE

On April 14, 2007, we entered into a consulting agreement with Steve Durdin, who was appointed our Board Director on April 11, 2007. Pursuant to the consulting agreement, Mr. Durdin will assist the Company in raising funds and developing financial strategy, act as a liaison with current investors and assist with business development. We agreed to pay Mr. Durdin a weekly consulting fee of $1,200 commencing August 2007, and issue to Mr. Durdin options or cashless exercise warrants to acquire a minimum of 6,000,000 shares of our common stock pursuant to our 2007 Stock Option Plan, which has been approved by our Board of Directors and stockholders (see 2007 Stock Option Plan in Note 9). Payment of the weekly consulting fee may be deferred by the Company, but must be paid no later than August 1, 2007. The agreement was effective on April 1, 2007 for a one-year period and would be automatically renewed for consecutive one-year periods unless terminated by either party. As of December 31, 2007, we had paid $9,600 to Mr. Durdin for consulting fees.

On October 8, 2007, we entered into an employment agreement with Steve Durdin to become our President, which replaced the consulting agreement we had with Mr. Durdin as described above. We agreed to pay Mr. Durdin $9,500 per month, and issue to Mr. Durdin options or cashless exercise warrants to acquire a minimum of 10,000,000 shares of our common stock pursuant to our 2007 Stock Option Plan. On October 29, 2007, our Board of Directors approved the issuance of stock option to Mr. Durdin to purchase 10,000,000 shares of our common stock (see 2007 Stock Option Plan in Note 9). Mr. Durdin will also receive immediate family medical and dental insurance coverage and life insurance equal to three times his annual base salary. In addition, Mr. Durdin will receive an auto allowance of $1,000 per month and a home office allowance of $1,000 per month, as well as reimbursement for reasonable out-of-pocket expenses. The agreement was effective on October 1, 2007 for a fifteen-month period and will automatically renew for consecutive one-year periods unless terminated by either party.

On December 27, 2007, in connection with the Standby Equity Distribution Agreement (“SEDA”) (see Standby Equity Distribution Agreement section under Note 9), we agreed to issue 166,667 shares of common stock to Stacey Yonkus, one of our then Board Members, as compensation for the services she provided. These shares were issued on January 18, 2008.

On May 26, 2006, we executed a consulting agreement with Stanley Teeple, Inc. (“STI”), a related party, to provide services related to accounting and SEC reporting for a compensation of $5,000 per week and reimbursement of related costs. On October 29, 2007, our Board of Directors approved the issuance of stock option to STI to purchase 5,000,000 shares of our common stock at an exercise price of $0.25 (see Stock Options Granted section in Note 9). For the year ended December 31, 2007, we recorded consulting expense of $265,000 for services provided by STI. The Company also recorded additional consulting expense of approximately $595,000 for the value of stock option issued to STI in 2007.  On February 28, 2008, our Board of Directors approved the issuance of a stock option to STI to purchase another 5,000,000 shares of our common stock pursuant to our 2007 Stock Option Plan. The option vested immediately on the option grant date, has an exercise price of $0.25 per share and expires on October 16, 2017 (see Stock Options Granted section under Note 9). The Company recorded consulting expense of $596,500 for the issuance of this option to STI in the twelve-month period ending December 31, 2008.

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 11, 2007, we entered into a Release and Settlement Agreement with Mr. Larson, pursuant to which Mr. Larson agreed to return 5,000,000 shares of our common stock and resign as the President, CEO and Board Director of us as noticed by our Board of Directors, but no later than December 2007. Since we had not issued our first quarter of 2007 financial statements as of July 11, 2007, the date of the Release and Settlement Agreement, we only deemed 5,000,000 shares of common stock as issued to Mr. Larson. Those shares resulted from the conversion of 2,500,000 shares of our Series B Convertible Preferred Stock in April 2007. Consequently, we only deemed 2,500,000 shares of Series B Convertible Preferred Stock validly issuable to Mr. Larson as of March 31, 2007 and recorded compensation expense of $2,000,000 during the first quarter of 2007. Mr. Larson received a one-time settlement and separation fee of $100,000 to be paid by us in installments commencing July 25, 2007 through December 2007. As of December 31, 2008 and 2007, $45,000 and $50,000 of these settlement and separation fees were recorded under accounts payable and accrued expenses - related party, respectively. As of April 10, 2009, we still owed $45,000 to Mr. Larson for the settlement and separation fee. In addition, for a period of one year, we will pay Mr. Larson a finder’s fee of 5% of the gross amount received by us in the form of a debenture, note, or similar instrument, from lenders as introduced solely by Mr. Larson. As of December 31, 2008, no finder’s fees have been paid to Mr. Larson. This settlement agreement terminated our employment agreement with Mr. Larson and mutually released all obligations under the employment agreement.

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2008, John Hurley resigned as our Board Director and Everett Miller and Hercules Pappas were elected to fill in the two vacancies of our Board of Directors. As compensation for their services as members of our Board of Directors, Mr. Miller and Mr. Pappas each received an option to purchase 250,000 shares of our common stock pursuant to our 2007 Stock Option Plan. The options vested immediately on the option grant date, have an exercise price of $0.25 per share and expire on October 16, 2017 (see Stock Option Granted section under Note 9). During the twelve months ended December 31, 2008, we recorded an aggregate consulting expense of $59,660 for the options issued to Messrs. Miller and Pappas.

In January 2008, the Company entered into a consulting agreement with Everett Miller, our Board Member and a related party, to provide consulting services and support for business development of energy related properties, assist in development of the Company’s strategic marketing and business plan and to handle other duties as assigned by Company management. As compensation, the Company was required to issue a non-qualified stock option to Mr. Miller under its 2007 Stock Option Plan to purchase 2,500,000 shares of the Company’s common stock with an exercise price of $0.25 per share. This option was issued by the Company on February 26, 2008 (see Stock Options Granted section under Note 9). The Company recorded consulting expense in the amount of $298,250 related to this option in the twelve month period ending December 31, 2008. The term of this agreement was for a three month period commencing January 1, 2008 and is subject to cancellation by either party with 30-day written notice.

On December 2, 2008, the Company engaged the law firm, Pappas & Richardson, LLC (the “Law Firm”), to institute legal action against certain entities and individuals that the Company believes it has a claim against. Hercules Pappas, a partner at the Law Firm, became a related party of the Company at the end of January 2008 upon his appointment as a Board Director. The Company agreed to pay the Law Firm a flat fee $80,000 up front, and a 25% contingent fee upon recovery. On December 4, 2008, the Company paid to the Law Firm the $80,000 up front fee. As of April 10, 2009, the Law Firm has not filed any claims for which they were engaged.

In December 2008, Brad Hoffman and Steve Durdin were elected as our Board Directors for one year term. In addition, Brad Hoffman was appointed as Chair of the Audit Committee. Everett Miller, Hercules Pappas, and Stan Teeple were re-elected to two-year terms.

NOTE 13 - SUBSEQUENT EVENTS NOT DISCLOSED ELSEWHERE

On January 12, 2009, the Company issued 384,811 shares of common stock to Gersten Savage for legal services performed in 2008 valued at $0.06 per share.

On February 1, 2009, the Company entered into a consulting agreement with James T. Dunn III (“Dunn”) to provide consulting services and support for the Company’s business development, assist in development of the Company’s strategic marketing and business plan and to handle other duties as assigned by Company’s management. The term of this consulting agreement is for a one month period commencing February 1, 2009. As compensation, a warrant to purchase 200,000 shares of the Company’s common stock is to be issued to Mr. Dunn. The warrant will have an exercise price of $0.05 per share, vest immediately, and expire in five years. The warrant was issued on March 13, 2009.

On February 1, 2009, the Company entered into a consulting agreement with Denny Ramos (“Ramos”) to provide consulting services and support for the Company’s business development, assist in development of the Company’s strategic marketing and business plan and to handle other duties as assigned by Company’s management. The term of this consulting agreement is for a one month period commencing February 1, 2009. As compensation, a warrant to purchase 200,000 shares of the Company’s common stock is to be issued to Mr. Ramos. The warrant will have an exercise price of $0.05 per share, vest immediately, and expire in five years. The warrant was issued on March 13, 2009.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 6, 2009, the Company borrowed $250,000 from Carr Miller and issued a promissory note that provided for interest at 10% per annum with a maturity date of February 6, 2014. Commencing February 6, 2010, the Company is required to make 48 equal monthly interest installment payments equal to the total interest due on the note. Within thirty days of funding of the loan, the lender is also to receive shares of the Company’s common stock equal to ten times the numerical dollars of the principal of the loan. These shares were issued in April 2009. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount.

On February 20, 2009, the Company borrowed $500,000 from Carr Miller and issued a promissory note that provided for interest at 10% per annum with a maturity date of February 20, 2011. This note represents the first traunch of the Additional Funding per the GFA (See Global Financing Agreement – Related Party section under Note 6). In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount.

On February 25, 2009, the Company borrowed $50,000 from Carr Miller and issued a promissory note that provided for interest at 10% per annum with a maturity date of February 25, 2014. Commencing February 25, 2010, the Company is required to make 48 equal monthly interest installment payments equal to the total interest due on the note. Within thirty days of funding of the loan, the lender is also to receive shares of the Company’s common stock equal to ten times the numerical dollars of the principal of the loan. These shares were issued in April 2009. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount.

On March 10, 2009, the Company borrowed $225,000 from Carr Miller and issued a promissory note that provided for interest at 10% per annum with a maturity date of March 10, 2011. This note represents part of the second traunch of the Additional Funding per the GFA (See Global Financing Agreement – Related Party section under Note 6). In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount.

On March 10, 2009, our Board of Directors authorized the designation of 100 of shares of preferred stock as Series D Preferred Stock (“Series D”) with par value of $0.001. On March 27, 2009, the Company filed the Certificate of Designation with the Nevada Secretary of State for the Series D. Each share of the Series D will automatically convert into 1,000,000 shares of the Company’s common stock upon the increase of the Company’s authorized common stock sufficient to facilitate such conversion. Each share of Series D shall be entitled to vote on an “as converted” basis. Holders of the Series D are not entitled to receive dividends paid on common stock. In the event of liquidation, dissolution or winding up of the Company, the holders of shares of Series D shall be entitled to receive an aggregate amount per share equal to the amount they would have otherwise held if those shares had been converted into shares of common stock.

On April 2, 2009, pursuant to the recommendation of the Company’s Compensation Committee, the Company increased the base salary of its Chief Executive Officer, Steven Durdin, to $250,000 a year. Mr. Durdin has agreed that the Company shall only pay such portion of the base salary, as increased, permitted by the Company’s current cash flow.  Any balance thereof shall be accrued until the Company has sufficient positive cash flow to allow an additional payment of Mr. Durdin’s base salary.  The Company also issued 20 shares of the Company’s Series D to each of Mr. Steven Durdin and Mr. James Walter. On April 21, 2009, upon the increase in the Company’s authorized common stock from 600,000,000 to 1,000,000,000 shares (see Note 9), the 40 shares of Series D Preferred Stock automatically converted into 40,000,000 shares of common stock, which were issued on April 22, 2009.The increase in Mr. Durdin’s base salary, as well as the issuance of Series D to both Mr. Durdin and Mr. Walter are in consideration for the extensive efforts extended by each of them in relation to the completion of the drilling on the Wells and for their continued efforts in preparation for other drilling activities in the Illinois Basin.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 18, 2009, the Company borrowed $100,000 from James C. Walter, Sr. and issued a promissory note that provided for interest at 12% per annum with a maturity date of December 23, 2009. Within thirty days of funding of the loan, the lender is also to receive shares of the Company’s common stock equal to ten times the numerical dollars of the principal of the loan. These shares were issued in April 2009. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to $500 for each 30 day period beyond the maturity date. The funds are designated for two monthly settlement payments to the former partners of Indigo-Energy, LP.

On March 18, 2009, the Company borrowed $25,000 from a lender and issued a promissory note that provided for interest at 12% per annum with a maturity date of December 23, 2009. Within thirty days of funding of the loan, the lender is also to receive shares of the Company’s common stock equal to ten times the numerical dollars of the principal of the loan. These shares were issued in April 2009. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to $125 for each 30 day period beyond the maturity date. The funds are designated for two monthly settlement payments to the former partners of Indigo-Energy, LP.

On March 19, 2009, the Company borrowed $200,000 from Carr Miller and issued a promissory note that provided for interest at 10% per annum with a maturity date of March 19, 2011. This note represents part of the second traunch of the Additional Funding per the GFA (See Global Financing Agreement – Related Party section under Note 6). In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount.

NOTE 14 - SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest expense and income taxes for 2008 and 2007 were as follows:

	2008	2007

Interest	$156,724	$7,256
Income taxes	$-	$-

Non-Cash Investing and Financing Transactions:

The Company has recorded asset retirement obligations in the aggregate amount of $227,800 and $208,000 as of December 31, 2008 and 2007, respectively, and increased oil and gas properties for $0 and $190,000 in 2008 and 2007, respectively.

The Company recorded discounts of $2,662,100 on convertible notes – series 1, in the aggregate amount of $2,662,100 ($2,262,100 converted and $400,000 outstanding as of December 31, 2007), related to the beneficial conversion feature of the notes and the value of the detachable Super Preferred Stock. The Company also recorded the beneficial conversion feature of the 2,662,100 shares Series A Super Convertible Preferred Stock, which was amortized as a preferred dividend. As of December 31, 2007, the Company had recorded preferred dividend of $451,509. During 2007, the noteholders converted all 2,662,100 shares of the Series A Super Convertible Preferred Stock into 5,905,938 shares of common stock.

For the years ended December 31, 2008 and 2007, the Company recorded capitalized interest of $7,531 and $226,316, respectively, related to interest incurred on the promissory notes.

In January 2007, the Company issued 2,680,000 shares of its common stock to the Participating Partners of Indigo LP, which resulted in an increase of $2,948,000 in total oil and gas properties.

During 2007, the Company issued 737,174 shares of common stock to satisfy its liability of $493,730 which consisted of $270,686 for a Forbearance Agreement with HUB, $208,660 for consulting and legal services performed in 2006, and $14,384 for interest on a loan.

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

During 2008, the Company acquired oil and gas properties in the total amount of $442,403, of which $109,482 was accrued for at December 31, 2008.

At December 31, 2008, the Company had 30 shares of Series C Preferred Stock issuable to Carr Miller in connection with the GFA, which were valued at $600,000 and recorded as a deferred loan fee.

In February 2008, pursuant, a noteholder converted the principal and interest of his note of $27,542 into 285,110 shares of the Company’s common stock.

In December 2008, pursuant to the GFA, Carr Miller converted $1,000,000 of its promissory notes into 50,000,000 shares of the Company’s common stock.

In December 2008, pursuant to the GFA, the Company issued a new promissory note to Carr Miller in the amount of $2,861,218 to replace certain notes issued to Carr Miller previously, in consideration for which the Company issued 125,000,000 shares of common stock to Carr Miller.  The shares were valued at $2,500,000.  The Company recorded a discount of $1,420,832 on the new note.

During 2008, the Company issued a total of 146,829,993 shares of common stock to various lenders in connection with the issuance, amendment, or penalty shares of promissory notes. The value of these shares together with the value assigned to the beneficial conversion feature or variable conversion feature on certain of the convertible notes were valued at $7,245,874 and recorded as discounts on the notes.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED)

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

The following table presents estimates of the Company's net proved developed gas reserves:

	December 31,
	2008	2007

Proved reserves (mmcf), beginning of year	392.4	-

Discovery of proved developed reserves (mmcf)	-	453.10
Revisions of previous estimates	241.7	-
Production	(62.1)	(60.7)

Proved developed reserves (mmcf), end of year	572.0	392.4

Proved developed reserves (mmcf) allocated to the Company’s former minority interests, end of year	-	111.9

Capitalized Costs Relating to Gas Producing Activities:

	December 31,
	2008	2007

Unproved oil and gas properties (1)	$442,403	$-
Proved oil and gas properties	9,766,409	9,766,409
Total capitalized costs	10,208,812	9,766,409

Accumulated depletion	(300,837)	(174,924)
Impairment of oil and gas properties	(8,739,585)	(8,739,585)

Net capitalized costs	$1,168,390	$851,900

Net capitalized costs allocated to the Company’s former minority interests	$-	$267,600

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Costs Incurred in Gas Property Acquisition, Exploration and Development Activities for the Years Ended December 31:

	December 31,
	2008	2007
Acquisition of properties
Proved	$-	$2,948,000
Unproved (1)	442,403	-
Exploration costs	-	313,885

Total	$442,403	$3,261,885

(1)  These amounts represent costs incurred by the Company in the Dubois Field in Indiana and are excluded from the amortization base until proved reserves are established or impairment is determined.

Results of Operations for Gas Producing Activities for the Years Ended December 31:

	December 31,
	2008	2007

Gas sales	$676,969	$354,245
Operating costs	(285,765)	(252,784)
Depreciation, depletion and amortization	(125,912)	(174,924)
Proved property impairment	-	(8,371,861)

Results of operations	$265,292	$(8,445,324)

Results of operations allocated to the Company’s former minority interests	$48,073	$(2,323,028)

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, (In Thousands)
	2008	2007
Future cash inflows	$3,168,100	$2,549,100
Future production costs	(1,293,200)	(934,300)

Future net cash flows (undiscounted)	1,874,900	1,614,800

Annual discount of 10% for estimated timing	874,700	762,900

Standardized measure of future net	$1,000,200	$851,900

Standardized measure of future net allocated to the Company’s former minority interests	$-	$267,600

Changes in Standardized Measure (Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows at December 31 in thousands:

	2008	2007

Standardized measure, beginning of period	$852	$-
Net changes in prices and production costs	(142)	-
Development costs incurred during the period	-	-
Revisions of previous quantity estimates	145	-
Additions to proved reserves resulting from extensions, discoveries and improved recovery	-	1,206
Purchase (sale) of reserves in place	-	-
Sale of gas, net of production costs	(391)	(354)
Accretion of discount	60	-
Changes in income taxes, net	-	-
Change in production timing and other	476	-
Standardized measure, end of period	$1,000	$852

Standardized measure allocated to the Company’s former minority interests, end of period	$-	$268

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that as of December 31, 2008 it had material weaknesses in its internal control procedures over financial reporting.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

As of December 31, 2008, we have concluded that our internal control over financial reporting was ineffective as of December 31, 2008.

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

There is a lack of support for certain of the Company’s cash disbursements to Epicenter, which the Company initially expensed as lease forbearance expenses in the total amount of $940,000 during 2008.  In addition, in 2008 and through March 12, 2009, the Company paid Epicenter $1,500,000 for the drilling of oil and gas wells prior to obtaining the assignment of well interests or having a drilling contract with the Company as a named party.

These weaknesses restrict the Company's ability to timely gather, analyze and report information relative to the financial statements.  However, the Company utilizes the services of a recognized accounting firm that specialized in public companies engages in the oil and gas business for accounting activities and oversight.

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

There are no human resource policies or controls in place to address the risks of fraud nor are there:  procedures for background checks on hiring and promotions; formal Board of director and audit committee oversight parameters; or a Risk Assessment policy in concurrence with its securities counsel and insurance carrier.  However, in the year 2008, the Company has implemented a code of ethics and conduct and a hotline/whistleblower program in the event an employee or outsider discovers fraudulent or questionable activities taking place.

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

The Company’s size (1 full time employee/ CEO plus 1 consultant/CFO) dictates that most policies are self policing and adjusted on-the-fly as required so formal policies are essentially not formed and recorded.

Due to insufficient resources, the company does not have the capacity nor does it take action to monitor the functioning of its system of internal control, which is a material weakness.

The board members lack expertise and experience in the oil and gas industry.  However, the Company utilizes the services of an accounting firm for accounting activities and oversight.

Computer Controls

The top-down, risk based approach evaluation of the IT department revealed that although the Company only uses two laptop computers which have sensitive and financial materials on their system, the systems are properly  backed up on a routine basis.

The computer systems were not properly password protected from outside intrusion, but have virus and firewall protection.

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

(c) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the fiscal quarter ending December 31, 2008.

We are committed to improving our financial organization. As part of this commitment, we intend to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us by preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

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

No reduction of the authorized number of Directors shall have the effect of removing any Director prior to the expiration of his term of office.

The directors and executive officers of the Company currently serving are as follows:

Name	Age	Office
Steven P. Durdin	43	Director, President and Chief Executive Officer
Stanley L. Teeple	60	Director and Chief Financial Officer
Everett Miller	39	Director and Chief Operating Officer
Hercules Pappas	38	Director
Brad Hoffman	38	Director

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

Brad Hoffman – Mr. Hoffman launched his career in financing fifteen years ago as co-founder of Hoffman, Hoffman & Associates (HH&A), a financial services company specific to the financing and factoring markets with clients which included hospitals, surgery centers, manufacturers and transportation companies.  In 1995, HH&A merged with IHRS, Inc. to provide a broader set of financing services to the healthcare, manufacturing and transportation industries.  In 1999, Mr. Hoffman joined the merchant banking and private equity firm of Dubrow Kavanaugh Capital, LLC (DKCap) overseeing new business development, M&A due diligence, and portfolio management. Two years later, Mr. Hoffman joined Ashford Capital, LLC (Ashford) a new venture firm created by several former partners from DKCap in partnership with Japan’s largest Venture Capital firm, Hikari Capital. In January 2004, Mr. Hoffman co-founded Surgifund, Inc. (SFI) and acquired California-based healthcare accounts receivables.  In conjunction with SFI, Mr. Hoffman also co-founded Castlegate Holdings in 2005, which is the J.V. partner with Fortress, one of the larger New York hedge funds.  Mr. Hoffman attended UCLA and Pepperdine University and is degreed in Business Science Financing and Management.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our common stock must report on their ownership of the common stock and any changes in that ownership to the Commission. Specific due dates for these reports have been established. During the fiscal year ended December 31, 2008, we believe that all reports required to be filed by Section 16(a) were filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

Executives and Directors Compensation

The following table provides certain summary information concerning compensation paid to or accrued by the executive officers named below during the fiscal years ended December 31, 2008 and 2007.

Name ($)	Year ($)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Comp ($)	Non- qualified Deferred Comp. Earnings ($)	All Other Comp. ($)	TOTAL ($)
Steven P. Durdin (1)	2007	28,500	-	-	1,189,650	-	-	9,600	1,227,750
	2008	114,000	-	-	-	-	-	9,000	123,000

Stanley Teeple (2)	2007	265,000	-	-	594,830	-	-	-	859,830
	2008	260,000	-	-	596,500	-	-	-	856,500
Everett Miller (3)	2007	-	-	-	-	-	-	-	-
	2008	-	-	-	328,080	-	-	-	328,080
Hercules Pappas (4)	2007	-	-	-	-	-	-	-	-
	2008	-	-	17,500	29,830	-	-	-	47,330
Brad Hoffman (5)	2007	-	-	-	-	-	-	-	-
	2008	-	-	17,500	-	-	-	-	17,500

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

(3)
In January 2008 Everett Miller was elected to our Board of Directors. As compensation for his services, Mr. Miller received an option to purchase 250,000 shares of our common stock pursuant to our 2007 Stock Option Plan. In January 2008, the Company entered into a consulting agreement with Everett Miller, our Board Member and a related party, to provide consulting services and support for business development of energy related properties, assist in development of the Company’s strategic marketing and business plan and to handle other duties as assigned by Company management. As compensation, the Company was required to issue a non-qualified stock option to Mr. Miller under its 2007 Stock Option Plan to purchase 2,500,000 shares of the Company’s common stock with an exercise price of $0.25 per share. This option was issued by the Company on February 26, 2008.

(4)
In December 2008 Hercules Pappas was elected to our Board of Directors. As compensation for his services, Mr. Pappas received 250,000 shares of our common stock as well as 250,000 options to purchase the Company’s common stock.

(5)	In December 2008 Brad Hoffman was elected to our Board of Directors. As compensation for his services, Mr. Hoffman received 250,000 shares of our common stock.

Outstanding Equity Awards at Fiscal Year End

The table below sets forth the options and stock awards received by the executive officers of the Company as of December 31, 2008.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested (#)
Steven P. Durdin	10,000,000	-	-	$0.25	10/16/17	-	-	-	-
Stanley L. Teeple	10,000,000	-	-	$0.25	10/16/17	-	-	-	-
Everett Miller	2,750,000	-	-	$0.25	10/16/17	-	-	-	-

Compensation of Directors

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Steven P. Durdin	$114,000	-	-	-	-	9,000	123,000
Stanley L. Teeple	$260,000	-	596,500	-	-	-	856,500
Everett C. Miller	$2,000	-	328,080	-	-	92,035	422,115
Hercules Pappas	$3,000	17,500	29,830	-	-	-	50,330
Brad Hoffman	$1,000	17,500	-	-	-	-	18,500

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of May 4, 2009, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock, by each of the Company’s officers and directors, and by the officers and directors of the Company as a group.

Name and Address of Stockholders*	Shares Beneficially Owned (1)		Percentage Ownership(1)

Steve Durdin (CEO, Director)	34,059,031	(2)	4.95%
Stan Teeple (CFO, Director)	10,000,000	(3)	1.77%
Everett Miller (COO, Director)	390,577,288	(4)	56.73%
Hercules Pappas (Director)	500,000	(5)	**
Brad Hoffman (Director)	250,000	(6)	**
Officers and Directors as a group (5) persons	435,386,319		63.23%

*Each stockholder’s address is c/o Indigo Energy, Inc. 701 N. Green Valley Pkwy, Suite 200, Henderson, Nevada 89074
** Less than 1%

(1)	Based on an aggregate of 688,521,299 shares outstanding as of May 4, 2009.
(2)
Consists of 10,000,000 stock options pursuant to the Company’s 2007 Stock Option Plan and 23,959,031 shares of common stock issued in the name of Mr. Durdin and 100,000 shares of common stock issued in the name of S. Durdin Insurance Agency, Inc, an entity of which Mr. Durdin is the controlling person.

(3)	Consists of options pursuant to the Company’s 2007 Stock Option Plan.
(4)
Consists of 5,250,000 stock options pursuant to the Company’s 2007 Stock Option Plan, 37,950,000 warrants to purchase shares of the Company’s common stock issued pursuant to a Global Financing Agreement and 347,377,288 shares of common stock that have been issued to Carr Miller Capital, LLC and which are beneficially owned by Mr. Miller as a principal of Carr Miller Capital, LLC.

(5)	Consists of 250,000 stock options pursuant to the Company’s 2007 Stock Option Plan and 250,000 shares of Common Stock.
(6)	Consists of 250,000 shares of common stock

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Related Stockholder Matters

On April 14, 2007, we entered into a consulting agreement with Steve Durdin, who was appointed our Board Director on April 11, 2007. Pursuant to the consulting agreement, Mr. Durdin will assist the Company in raising funds and developing financial strategy, act as a liaison with current investors and assist with business development. We agreed to pay Mr. Durdin a weekly consulting fee of $1,200 commencing August 2007, and issue to Mr. Durdin options or cashless exercise warrants to acquire a minimum of 6,000,000 shares of our common stock pursuant to our 2007 Stock Option Plan, which has been approved by our Board of Directors and stockholders. Payment of the weekly consulting fee may be deferred by the Company, but must be paid no later than August 1, 2007. The agreement was effective on April 1, 2007 for a one-year period and would be automatically renewed for consecutive one-year periods unless terminated by either party. During the year 2007, we have paid $9,600 to Mr. Durdin for consulting fees.

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

On March 6, 2008, the Company borrowed $500,000 from Carr Miller and issued a promissory note that provided for interest at 20% per annum with a maturity date of September 10, 2008. Carr Miller became a related party of the Company at the end of January 2008 upon the appointment of Everett Miller, who controls Carr Miller, as one of the Company’s Board of Directors. Within thirty days of funding of the loan, Carr Miller is also to receive shares of the Company’s common stock equal to eleven times the numerical dollars of the principal of the loan. As a result, 5,500,000 shares of the Company’s common stock were issued to Carr Miller on April 2, 2008. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. On September 29, 2008, the Company modified the terms of this note by extending its due date until December 31, 2008. In exchange, the Company agreed to issue 1,022,222 shares of its common stock.  These shares were issued in October 2008.

On April 11, 2008, the Company borrowed $120,000 from Carr Miller and issued a promissory note that provided for interest at 20% per annum with a maturity date of October 11, 2008. Within thirty days of funding of the loan, the lender is also to receive shares of the Company’s common stock equal to eleven times the numerical dollars of the principal of the loan. As a result, 1,320,000 shares of the Company’s common stock were issued to Carr Miller on May 1, 2008. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. On September 29, 2008, the Company modified the terms of this note by extending its due date until December 31, 2008. In exchange, the Company agreed to issue 458,667 shares of its common stock.  These shares were issued in October 2008.

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

On November 19, 2008, the Company borrowed $250,000 from Carr Miller, a related party, and issued a promissory note that provided for interest at 20% per annum with a maturity date of May 19, 2009. Within thirty days of funding of the loan, Carr Miller is to receive 2,500,000 shares of our common stock. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount.

On December 5, 2008, the Company entered into a Global Financing Agreement (the “GFA”) with Carr Miller wherein Carr Miller agreed to restructure the Company’s existing debt obligations to Carr Miller (as set forth above).  Under the terms of the GFA, Carr Miller irrevocably agreed that the promissory notes previously issued by the Company to Carr Miller in the aggregate amount of One Million Dollars ($1,000,000) (the “First Notes”) shall be converted into fifty million (50,000,000) shares of the Company’s common stock, which was the per share price when the Agreement was negotiated.  Further, the parties agreed that promissory notes previously issued to Carr Miller in the aggregate principal amount of Two Million Four Hundred Thousand ($2,400,000) (the “Second Notes”) shall be amended and replaced by a new promissory note (“New Note”).  The New Note shall be secured by all the assets of the Company, shall have a maturity date of no earlier than sixty (60) months from the date of its issuance and shall bear interest at the rate of 10% per annum.

On December 30, 2008, the Company issued two (2) promissory notes (the “Notes”) in favor of Carr Miller Capital in the aggregate principal amount of Nine Hundred Thousand Dollars ($900,000) (the “Loan”).  The purpose of the Loan was: (i) to procure an accounts payable settlement on ten (10) operating wells previously drilled by the Company (ii) to provide the Company with the necessary funds to settle the Company’s obligations with certain professionals; and (iii) to provide the Company with the funding it requires to begin drilling a third and fourth well in the DuBois field, which well is, adjacent to, but separate and distinct from the two (2) wells currently being drilled by the Company.  The Notes earn interest at the rate of twenty percent (20%) per annum.

Settlement with Previous Shareholders

On October 6, 2008, the Company issued shares of the Company’s common stock to various creditors pursuant to the terms of settlement agreements (the “Settlement Agreements”) previously entered into with a total of 21 of the Company’s creditors, including one of the Company’s former directors, Mr. James Walter, Sr.  The Settlement Agreements were related to various promissory notes previously issued by the Company in the aggregate amount of $1,500,816 (the “Promissory Notes”), including promissory notes in the total amount of $372,823 issued to Mr. Walter, Sr.  Under the terms of the Settlement Agreements, each of the creditors agreed to the retirement of the Promissory Notes held by them.

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

Name of Optionee	Number of Stock Options Issued	Exercise Price	Expiration
Everett Miller (consulting service)	2,500,000		October 16, 2017
Stanley L. Teeple (Board Director)	5,000,000		October 16, 2017
Hercules Pappas (Board Director)	250,000		October 16, 2017
Everett Miller (Board Director)	250,000		October 16, 2017
Gersten Savage (legal service)	1,000,000		October 16, 2017

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Audit Committee pre-approved all audit and non-audit services provided to us and during the periods listed below. The Audit Committee approves discrete projects on a case-by-case basis that may have a material effect on our operations and also considers whether proposed services are compatible with the independence of the public accountants.

The following table presents fees for professional services rendered by our auditors for the calendar years 2008 and 2007:

Services Performed	2008	2007
Audit Fees	$451,000	$467,000
Audit-Related Fees	$51,000	38,000
Tax Fees	$39,000	23,000
All Other Fees	-	-
Total Fees	$541,000	$528,000

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

Audit-related fees represent fees billed primarily for assurance and related services reasonably related to securities registration and/or other issues resulting from that process and the Company’s amendment to Form 10-K.

Tax fees principally represent fees billed for tax preparation, tax advice and tax planning services.

All other fees principally would include fees billed for products and services provided by the accountant, other than the services reported under the three captions above.

ITEM 15. EXHIBITS

Exhibits and Index of Exhibits

Exhibit No.	Identification of Exhibit

2.1	Exchange Agreement dated December 15, 2005 (1)

2.2	Amended Exchange Agreement dated December 15, 2005 (1)

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment dated November 8, 1982 (1)

3.3	Certificate of Amendment to Articles of Incorporation dated May 29, 1987 (1)

3.4	Articles of Amendment dated December 4, 1987 (1)

3.5	Certificate of Amendment dated February 25, 1999 (1)

3.6	Certificate of Amendment dated January 11, 2006 (1)

3.7	By-Laws dated January 25, 2006 (1)

4.1	Form of Specimen of Common Stock (1)

10.1	Global Financing Agreement (1)

10.2	Agreement between Indigo-Energy, Inc. and Epicenter Oil and Gas, LLC dated December 20, 2007 (1)

10.3	Agreement between Indigo-Energy, Inc. and Epicenter Oil and Gas, LLC dated March 26, 2009

10.4	Modification Agreement between Indigo-Energy, Inc. and TAPO dated April 2, 2008 (1)

10.5	Promissory Note issued by Epicenter Oil and Gas, LLC dated February 16, 2009

10.6	Agreement between Indigo-Energy, Inc. and Mid-East Oil and Gas dated December 29, 2008 (1)

10.7	Agreement between Indigo-Energy, Inc. and Dannic Energy Corp. dated December 30, 2008 (1)

31.1	Sarbanes Oxley Section 302 Certification

31.2	Sarbanes Oxley Section 302 Certification

32.1	Sarbanes Oxley Section 906 Certification

32.2	Sarbanes Oxley Section 906 Certification

 (1) Previously filed.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

INDIGO-ENERGY, INC.

By:	/s/ Steven P. Durdin
Steven P. Durdin
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ Steven Durdin	Chief Executive Officer, President and Director	May 14, 2009
Steven Durdin

/s/ Stanley L. Teeple	Chief Financial Officer and Director	May 14, 2009
Stanley L. Teeple

/s/ Everett Miller	Chief Operating Officer and Director	May 14, 2009
Everett Miller

/s/Hercules Pappas	Director	May 14, 2009
Hercules Pappas

/s/Brad Hoffman	Director	May 14, 2009
Brad Hoffman