Form 10-Q
period 2009-03-31
Indigo-Energy, Inc.
filed 2009-05-20
CIK 356870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

Indicate by check mark whether the registrant:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 if Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files) ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 19, 2009
Common stock, $.001 par value	688,521,299

TABLE OF CONTENTS

i

PART I    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Index to Financial Statements

Condensed Consolidated Balance Sheets	F–1

Condensed Consolidated Statements of Operations (Unaudited)	F–2

Condensed Consolidated Statements of Cash Flows (Unaudited)	F–3

Notes to Unaudited Condensed Consolidated Financial Statements	F–4

PART I
FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Condensed Consolidated Balance Sheets
 (Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$75,768	$625,222
Accounts receivable	34,504	208,147
Accounts receivable – related party	16,719	13,570
Prepaid expenses	161,524	186,301
Due from related party	4,000	4,000

Total current assets	292,515	1,037,240
Proved oil and gas properties, net	709,268	725,987
Unproved oil and gas properties	3,251,038	442,403

Other assets
Deferred loan costs, net of accumulated amortization of $273,671 and $263,043 at March 31, 2009 and December 31, 2008, respectively	598,539	609,167
	$4,851,360	$2,814,797
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$3,191,048	$1,820,309
Accounts payable and accrued expenses – related party	275,958	233,774
Current portion of liability due to operator	63,152	81,917
Notes payable, net of discount	769,427	835,863
Note payable, net of discount – related party	342,889	525,000
Convertible notes, net of discount	502,147	430,723
Due to related parties	244,500	244,500
Obligation to former minority interest owners	169,062	175,787
Obligation to former minority interest owners – related party	212,396	220,844

Total current liabilities	5,770,579	4,568,717

Long term liabilities
Liability due to operator, non-current	416,210	433,004
Accrued interest – related party	179,459	30,711
Note payable, net of discount – related party	3,688,058	2,139,320
Obligation to former minority interest owners	377,097	430,434
Obligation to former minority interest owners – related party	473,753	540,762
Total long term liabilities	5,134,577	3,574,231
Total liabilities	10,905,156	8,142,948

Commitments and contingencies	-	-

Stockholders’ deficit
Series C preferred stock; $0.001 par value; 100 shares authorized; 75 shares
issued and issuable at March 31, 2009 and December 31, 2008, respectively	-	-
Series D preferred stock; $0.001 par value; 100 shares authorized; 40 shares
issuable on March 31, 2009	-	-
Liquidation preference: see Note 8	-	-
Common stock; $.001 par value; 600,000,000 shares authorized; 565,671,299 and 562,346,488 shares issued and outstanding at March 31, 2009 and
December 31, 2008, respectively; 8,360,000 and 2,994,811 shares
issuable at March 31, 2009 and December 31, 2008, respectively	574,031	565,341
Additional paid-in capital	74,446,386	71,993,326
Deficit accumulated since inception of the exploration stage in December 2005	(81,074,213)	(77,886,818)

Total stockholders’ deficit	(6,053,796)	(5,328,151)

	$4,851,360	$2,814,797

See notes to these condensed consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Condensed Consolidated Statements of Operations
(Unaudited)

			Since Inception of
			Exploration Stage in
	Three Months Ended March 31,		December 2005 to
		2008	March 31,
	2009	As Adjusted (Note 4)	2009

Revenues	$74,818	$174,756	$911,004
Revenues – related party	19,271	17,946	214,299

Net revenues	94,089	192,702	1,125,303

Operating expenses (income)
Impairment of oil and gas properties	-	-	8,901,865
Operating expenses	19,840	50,769	615,753
Operating expenses - related party	5,604	2,816	39,505
Depletion	16,720	22,020	317,556
General and administrative - related party (Note 8)	2,065,000	1,019,005	21,433,500
General and administrative	509,045	808,639	25,791,070

Total operating expenses	2,616,209	1,903,249	57,099,249

Loss from operations	(2,522,120)	(1,710,547)	(55,973,946)

Other income (expenses)
Interest and forbearance expense, net	(146,078)	(1,362,351)	(15,177,279)
Interest expense, net – related party	(454,714)	(195,390)	(4,531,641)
Gain on troubled debt restructuring	-	-	55,700
Gain on troubled debt restructuring - related party	-	-	58,528
Gain (Loss) on extinguishment of debt	-	1,191	(1,546,792)
Loss on extinguishment of debt - related party, net	-	-	(1,345,867)
Failed transaction cost	-	-	(400,000)
Settlement expense	(28,578)	(379,382)	(427,189)
Settlement expense - related party	(35,904)	(330,939)	(1,893,697)

Total other expense, net	(665,274)	(2,266,871)	(25,208,237)

Net loss before minority interest and pre-acquisition income	(3,187,394)	(3,977,418)	(81,182,183)

Minority interest and pre-acquisition income
Minority interest	-	-	2,616,269
Pre-acquisition income	-	(44,135)	(44,135)
Total minority interest and pre-acquisition income	-	(44,135)	2,572,134

Net loss	(3,187,394)	(4,021,553)	(78,610,049)

Preferred dividend on Series A convertible super preferred stock	-	-	(887,360)

Net loss attributable to common shareholders	$(3,187,394)	$(4,021,553)	$(79,497,409)

Basic and diluted loss per common share	$(0.01)	$(0.02)	$(0.45)

Basic and diluted weighted average common shares outstanding	570,920,743	177,086,433	178,009,746

See notes to these condensed consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,		Since Inception of Exploration Stage in
		2008	December 2005 to
	2009	As Adjusted (Note 4)	March 31, 2009

Cash flows from operating activities

Net cash used in operating activities	(507,171)	(804,021)	(8,930,022)

Cash flows from investing activities
Tangible and intangible drilling costs for oil and gas properties	(792,283)	-	(6,921,185)
Tangible and intangible drilling costs for oil and gas properties – related party	-	-	(41,600)
		-
Net cash used in investing activities	(792,283)	-	(6,962,785)

Cash flows from financing activities
Proceeds from issuance of debt	25,000	435,000	6,362,100
Proceeds from issuance of debt – related party	725,000	500,000	5,775,000
Repayment of debt	-	(40,000)	(99,137)
Repayment of debt – related party	-	(10,500)	(115,500)
Loan costs	-	(6,000)	(272,210)
Proceeds from issuance of common stock	-	-	1,336,225
Repurchase of common stock – related party	-	-	(20,000)
Payment to acquire treasury stock – related party	-	-	(790,000)
Capital contributions from minority interest holders	-	-	4,400,000
Syndication costs paid by limited partnership	-	-	(518,241)
Distributions to partners	-	-	(89,662)

Net cash provided by financing activities	750,000	878,500	15,968,575

Net increase (decrease) in cash and cash equivalents	(549,454)	74,479	75,768

Cash and cash equivalents, beginning of period	625,222	7,995	-

Cash and cash equivalents, end of period	$75,768	$82,474	$75,768

Non-Cash Investing and Financing Transactions

During the three months ended March 31, 2009, Carr Miller Capital, LLC (“Carr Miller”) paid an aggregate of $600,000 directly to Epicenter Oil and Gas, LLC on behalf of the Company to fund the Company’s oil and gas operations, for which the Company issued promissory notes to Carr Miller in the total amount of $600,000.

See notes to these condensed consolidated financial statements.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by Indigo-Energy, Inc. (the “Company”, “Indigo”, or “we”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature except the modification of certain notes payable that were accounted for as a Troubled Debt Restructuring (see Note 6) and in 2008, the recording of our settlement with the former limited partners of Indigo-Energy Partners, LP (see Indigo-Energy Partners, LP section in Note 5). Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2008 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2009.

For comparability purposes, certain figures for the prior periods have been reclassified where appropriate to conform to the financial statements presentation used in the current reporting period.  These reclassifications have no effect on the reported net loss, except as indicated in Note 4 – Change in Method of Accounting For Convertible Notes With Variable Conversion Features.

Selected Accounting Policies

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Consolidated Financial Statements

The consolidated financial statements for 2008 included the accounts of Indigo and Indigo Energy Partners, LP (“Indigo LP”).  Indigo LP was dissolved at December 31, 2008. Our consolidated financial statements also include the accounts of variable interest entities (VIEs) where we are the primary beneficiary, regardless of our ownership percentage.  Rivers West Energy, LLC (“Rivers West”) a Nevada Limited Liability Company formed in 2007, was consolidated in these financial statements as the Company determined it is a variable interest entity and the Company is the primary beneficiary.  All intercompany transactions and balances have been eliminated in consolidation.

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

If modification was not considered a TDR then Company evaluated EITF 96-19 or EITF 06-6 to determine if the debt modification constituted a material modification, in which case the debt modification would be accounted for as the extinguishment of the original debt and the creation of new debt, resulting in the recognition of a gain or loss on the extinguishment of debt. If it was determined that the debt modification was not a material modification, then there is no recognition of gain or loss on the extinguishment of debt, and the carrying amount of the debt is adjusted for any premium or discount that is amortized over the modification period.

Based on this analysis and after the consideration of the applicable accounting guidance, management concluded the modifications and exchanges of debt were deemed to be TDRs.

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

At March 31, 2009 and 2008, the Company had outstanding potentially dilutive shares of 92,966,667 and 65,443,582, respectively.

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

The Company plans to raise funds from private offerings of equity and debt securities in addition to expected revenue from its gas wells in order to fund its operations through March 31, 2010. The Company will need to raise additional funds in the event it locates additional prospects for acquisition, experiences cost overruns at its current prospects, or fails to generate projected revenues.

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

NOTE 4 - CHANGE IN METHOD OF ACCOUNTING FOR CONVERTIBLE NOTES WITH VARIABLE CONVERSION FEATURES

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

The following financial statement line items for the quarter ended March 31, 2008 were affected by the change in accounting principle.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008

		As Computed
		under
	As Originally	SFAS No. 150	Effect of
	Reported	& EITF 08-4	Change

Net Revenues	$192,702	$192,702	$-
Operating Expenses	1,903,249	1,903,249	-
Loss From Operations	(1,710,547)	(1,710,547)	-
Other Income (Expenses)
Interest and forbearance expense, net	(1,635,332)	(1,557,741)	77,591
Gain on extinguishment of debt	-	1,191	1,191
Settlement expense	(710,321)	(710,321)	-
Total Other Expenses	(2,345,653)	(2,266,871)	78,782
Net loss before pre-acquisition income	(4,056,200)	(3,977,418)	78,782
Pre-acquisition income	(44,135)	(44,135)	-
Net loss attributable to common shareholders	$(4,100,335)	$(4,021,553)	$78,782
Basic and diluted loss per common share	$(0.02)	$(0.02)	$-
Basic and diluted weighted average common shares outstanding	177,086,433	177,086,433

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2008

		As Computed
		under
	As Originally	SFAS No. 150	Effect of
	Reported	& EITF 08-4	Change

Total Assets	$1,290,625	$1,290,625	$-
Current Liabilities
Accounts payable and accrued expenses	$3,863,812	$3,863,812	$-
Notes payable, net of discount	1,878,637	1,878,637	-
Convertible notes, net of discount	697,591	879,185	181,594
Convertible notes, net of discount – related party	285,425	285,425	-
Due to related parties	254,500	254,500	-
Obligation to former minority interest owners	113,095	113,095	-
Total Current Liabilities	7,093,060	7,274,654	181,594
Long Term Liabilities
Convertible notes, net of discount	201,243	263,310	62,067
Obligation to former minority interest owners	1,065,661	1,065,661	-
Total Long Term Liabilities	1,266,904	1,328,971	62,067
Total Liabilities	8,359,964	8,603,625	243,661
Commitments and contingencies
Stockholders' deficit
Common stock; $.001 par value; 600,000,000 shares authorized;
187,946,029 issued and outstanding at March 31, 2008;
10,631,623 shares issuable at March 31, 2008	198,578	198,578	-
Additional paid-in capital	56,936,290	56,543,442	(392,848)
Deficit accumulated since inception of the exploration stage in
December 2005	(64,204,207)	(64,055,020)	149,187
Total Stockholders’ Deficit	(7,069,339)	(7,313,000)	(243,661)
Total Liabilities and Stockholders' Deficit	$1,290,625	$1,290,625	$-

As a result of the accounting change, accumulated deficit as of January 1, 2008, decreased from $60,103,871, as originally reported, to $60,033,466 computed under FAS 150 and EITF 08-4.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008

		As Computed
		under
	As Originally	SFAS No. 150	Effect of
	Reported	& EITF 08-4	Change

Cash flows from operating activities
Net loss	$(4,100,335)	$(4,021,553)	$78,782
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation for consulting services	47,845	47,845	-
Stock options granted	1,073,700	1,073,700	-
Expense on forbearance agreements	340,777	340,777	-
Amortization of deferred loan costs	5,535	5,535	-
Amortization of discount on notes	321,972	321,972	-
Amortization of discount on convertible notes	584,127	506,536	(77,591)
Depletion expense	22,020	22,020	-
Settlement expense	710,321	710,321	-
Gain on extinguishment of debt	-	(1,191)	(1,191)
Pre-acquisition income	44,135	44,135	-
Changes in assets and liabilities
Accounts receivable	(59,024)	(59,024)	-
Prepaid expenses	56,867	56,867	-
Accounts payable and accrued expenses	148,039	148,039	-
Net cash used in operating activities	(804,021)	(804,021)	-
Net cash provided by financing activities	878,500	878,500	-
Net decrease in cash and cash equivalents	74,479	74,479	-
Cash and cash equivalents, beginning of period	7,995	7,995	-
Cash and cash equivalents, end of period	$82,474	$82,474	$-

NOTE 5 - OIL AND GAS PROPERTIES

Oil and Gas Operations in Appalachian Basin

As of March 31, 2009, the Company had $282,227 of oil and gas property costs related to its three initial wells drilled on its West Virginia property, net of impairment and accumulated depletion on the wells.

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

Also as part of the Global Settlement Agreement, the Company was released of all its obligations under the partnership agreement. However, under the Global Settlement Agreement, if the Company has not commenced the monthly payment of $50,000 by January 1, 2009, then the other partners may seek judicial enforcement of the Company’s obligation to pay the settlement amounts and the Company will no longer be released of any obligations under the partnership agreement. The Company commenced the required monthly payments of $50,000 in January 2009 and has paid an aggregate amount of $200,000 at March 31, 2009. As of May 10, 2009, the Company has made the first five monthly payments under the Global Settlement Agreement totaling $250,000.

The Company calculated the present value of the $1,800,000 aggregate cash settlement amount to be $1,367,826 as of December 31, 2008, of which $761,606 was ascribed to related parties due to Steve Durdin, the Company’s President, James Walter Sr., a member of the Company’s Board of Directors, Jerry L. Braatz, Sr. and Kirsten K. Braatz (the “Braatz Family”) who became a related party in October 2008 when their combined holdings of the common stock of the Company exceeded 5% of the then outstanding stock of the Company, and their affiliates collectively owning 55.68% of the interest not owned by the Company in Indigo LP before the Global Settlement Agreement. The present value of the cash settlement amount was based on a 20% discount rate which is commensurate with the interest rate incurred on the Company’s borrowings in close proximity to the Global Settlement Agreement. The Company has ascribed a value of $907,000 to the Indigo LP Settlement Warrants, using the Black-Scholes model, assuming a volatility of 185.36%, a risk-free rate of 2.595% and an expected dividend yield of zero.

The value of the other partners’ minority interest as of the date of the Global Settlement Agreement was less than the consideration provided to them under the agreement, and accordingly, the Company recorded a settlement expense of $710,321, of which $330,939 was ascribed to related parties.

Oil and Gas Interests and Operations

On April 2, 2008, the Company entered into a Modification and Settlement Agreement with TAPO Energy, Corp. (“Operator1”) to settle its obligation due to Operator1 in the amount of $671,598 under the Drilling and Operating Agreement among Indigo, Indigo LP and Operator1, with HUB as its Advisor (“DOA1”). Under the terms of the settlement agreement, the Company assigned all of its rights to receive revenue from the five DOA1 wells for a period equal to the later of 48 months (commencing January 2008) or until the obligation to Operator1 has been satisfied (“the Assignment Period”). Upon expiration of the Assignment Period, all rights assigned to Operator1 will automatically revert back to the Company and a new carried interest in the five DOA1 wells will be assigned to the Company. In addition to the aforementioned assignment, the Company assigned a 84.375% working interest to Operator1 in three drill sites to be determined located on the Company’s land. As of May 10, 2009 these drill sites are yet to be determined. The Company retains the remaining 15.625% royalty and overriding royalty interests in the three drill sites. Operator1 will be operating the wells situated in the three drill sites. Under the settlement agreement, the Company also agreed to enter into a transportation agreement with Operator1, whereby Operator1 will transport all gas produced and recovered from the five wells under DOA1 as well as the wells to be drilled using the Company’s existing pipelines. The Company is to be compensated at a rate equal to the greater of 5% of the gas price paid or $.50 per MCF.

As a result of the settlement agreement, the Company’s obligation due to Operator1 as of March 31, 2009 was reduced by $192,236 to $479,362, due to the application of the Company’s revenue from the five DOA1 wells against the Company’s settlement obligation due to Operator1.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 30, 2008, The Company entered into a Continuation Agreement with Dannic Energy Corporation (“Operator2”) to settle its obligation in the amount of $381,824 to Operator 2 under the Drilling and Operating Agreement between Indigo LP and Operator2, with HUB as its Advisor (“DOA2”). Under the terms of the settlement agreement, Operator2 agreed to release $180,186 of suspended revenue checks owed to the Company for well production through October 2008 in exchange for the payment of the outstanding obligation of $381,824 by the Company. The parties exchanged checks for their respective amounts owed on the date of the Continuation Agreement. In addition, Operator2 agreed to assign the Company an additional 27% working interest in the wells, increasing the Company’s working interest in the wells to 60%.  On January 29, 2009, Operator2 formally recorded the assignment of the 27% interest in the wells.  Operator2 also agreed to distribute to Indigo its proportionate share of monthly revenue within 30 days of its receipt of the production checks.

On December 29, 2008, the Company entered into a Continuation Agreement with Mid-East Oil Company (“Operator 4”) and HUB Energy, LLC (“HUB”), Operator4’s advisor, to settle its obligation in the amount of $283,039 to Mid-East Oil Company and $65,000 to HUB in accordance with the November 2007 Modification and Settlement Agreement with HUB, Mid-East Oil Company, and Mark Thompson. In addition, the Company paid Operator4 $18,000 for the completion of a well in September 2008 originally contemplated under the Drilling and Operating Agreement between Indigo LP and Mid-East Oil Company (“Operator4”), with HUB as its Advisor. As consideration for the Continuation Agreement, Mid-East Oil Company agreed to reduce the Company’s obligation by the amounts owed under previously suspended revenue checks in the amount of $138,553. As of December 31, 2008, the Company paid the remaining balance owed under the 2007 Modification and Settlement Agreement in the amount of $227,486.  The Continuation Agreement reaffirmed the Company’s 75% working interest in its five completed wells that it acknowledged are free of any additional encumbrance, lien or hindrance, or Department of Environmental Protection default or claim. In addition, Operator4 agreed to distribute to Indigo its proportionate share of monthly revenue within 10 days of its receipt of the production checks.

Oil and Gas Operations in Illinois Basin

During 2008, Indigo was under the belief it needed to preserve the lease rights to certain properties included in its planned drilling program with Epicenter Oil and Gas, LLC (“Epicenter”) for 2008. Given that a number of these leases were held by various interests, and that these development interests were commingled with the interests of Epicenter, the Company provided to Epicenter $840,000 in cash payments and 2,500,000 shares of its common stock as essentially a forbearance for the landholders and leaseholders to provide the Company additional time to complete the payment and obtain the leases. All these amounts were expensed in 2008 since the Company was not a named party on any lease agreements. The 2,500,000 shares were valued at $0.12 per share based on the stock trading price of the Company on March 7, 2008, the date of the Company’s letter agreement with Epicenter for a total of $300,000. The $840,000 cash payment as well as the $300,000 of value of the 2,500,000 shares were recorded as forbearance expense in 2008.

On February 16, 2009, Epicenter indicated it viewed the monies forwarded by the Company in 2008 as a loan and the Company entered into a promissory note with Epicenter in the amount of $940,000, which represented amounts including $840,000 the Company initially paid to Epicenter for the purpose to preserve the lease rights to certain properties (including a $715,000 payment the Company paid to Rivers West) and a $100,000 deposit paid to Epicenter against future development costs of oil and gas leases and purchases of oil field equipment. The promissory note matures on the earlier of (i) one year from its issuance; or (ii) five days after Epicenter receives any funding, whether through the issuance of debt or of equity, in the amount of at least $5,000,000. The promissory note provided for interest at 5% per annum. The $940,000 was primarily used as forbearance on options to purchase leases and equipment that expired before the Company could enter into the leases or acquire the equipment.

The Company has recorded a loan loss provision equal to 100% of the value of the note receivable from Epicenter as of March 31, 2009 due to the Company’s belief that Epicenter has no ability to repay the loan. The Company will recognize an income of the same amount if it collects payment from Epicenter on this note in the future.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In November 2008, the Company commenced its drilling program with Epicenter in the DuBois Field located in the Illinois Basin in southern Indiana. The drilling program was funded through the Global Financing Agreement (“GFA”) by Carr Miller Capital, LLC (“Carr Miller”) (See Global Financing Agreement – Note 6). As of March 31, 2009, the Company has incurred $3,251,038 of costs related to the drilling program which are recorded as unproved property costs, of which $1,389,922 was accrued for at March 31, 2009.  On April 3, 2009, the Company announced that four wells have been completed.

On March 26, 2009, the Company entered into an agreement (the “Agreement”) with Epicenter wherein Epicenter acknowledged that, between February 20, 2009 and March 23, 2009, it has received an aggregate of $900,000 from the Company, which amount was utilized for drilling and other activities related to the four wells located in the Dubois Field, in the Illinois Basin. The Agreement contained a representation from Epicenter that it has the right to drill on the property and also contained an undertaking on the part of Epicenter to execute an assignment of working interest in the Wells in favor of the Company and to record such assignment in the appropriate Public Records in Dubois County, Indiana.

In April 2009 we commenced testing operations on the completed wells within the Dubois field of the Illinois basin.  The wells were expected to have a high water cut, which is natural for the horizons drilled in the Illinois basin, and pumps were sourced and installed upon well completion meeting those specifications.  Unfortunately, the water cut was significantly less and the amount of gas flowing significantly higher on a percentage basis.  This change resulted in the pump failing, as without the high water cut it was unable to operate properly.  The Company is currently trying to source locally a pumping unit capable of handling the lower water cut.

On April 29, 2009, The Company entered into another agreement with Epicenter wherein Epicenter acknowledged that it has received an aggregate of $2,100,000 from the Company, which amount was utilized for drilling and other activities related to the four wells located in the Dubois field, in the Illinois Basin. The agreement provides that any remaining charges for the drilling of these four wells over and above the $2,100,000 will be paid from the 100% of the net revenue interest from these four wells until all drilling and completion costs have been paid-in-full. In consideration of the $2,100,000 provided by the Company, Epicenter assigned the Company a 75% working interest in the four wells, to be recorded in the appropriate public records of Dubois County, Indiana. In consideration of Epicenter being the operator of the wells, Epicenter will receive a 25% working interest in the wells. The working interests are subject to the customary 12.5% royalty interest due to the landowner and an overriding royalty interest of 8.25% of all gross revenues from oil and gas produced from the four wells.  On May 7, 2009, Epicenter’s assignment of the 75% working interest to the Company was recorded in the public records of Dubois County, Indiana.

Summary

Oil and gas properties consisted of the following:

	March 31,	December 31,
	2009	2008
Acquisition, exploration and development costs	$13,017,447	$10,208,811
Impairment charge	(8,739,585)	(8,739,585)
Depletion	(317,556)	(300,836)
Total	$3,960,306	$1,168,390

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - NOTES PAYABLE

Convertible Notes - Series 1

In return for $2,662,100 received in April 2006 and continuing through October 2006, we issued convertible notes. During 2007, the noteholders converted $2,262,100 of principal into 2,714,250 shares of our common stock. The notes had maturity dates three years from the date of issuance and bore interest at 8% per annum. The notes provide that the 8% interest is due and payable only if the trading price of our stock fell below $0.15625 in a given month, whereby we would then be responsible for paying interest on the outstanding balance of the notes for that month.  On October 1, 2008, upon the adoption of EITF 08-4 and SFAS 150, the Company recorded an additional liability for variable conversion features on the $400,000 outstanding balance of these notes and a corresponding discount in the amount of $266,667. As of March 31, 2009, the Company has recorded $42,975 of accrued interest on the remaining $400,000 of notes that are outstanding as a result of the stock price falling below $0.15625 in each of the fifteen months ending March 31, 2009.

Convertible Notes - Series 2

As of March 31, 2009, the Company has failed to pay obligations amounting to $125,000 on the series of notes, of which $75,000 is due to the Braatz family, a related party, and as such, was in default on the obligations. As of May 10, 2009, the obligation remained in default. Management is in discussions with the noteholder regarding the forbearance of the obligation, and anticipates using the proceeds from equity contributions to repay the note obligation.

Convertible Notes - Series 3

On January 10, 2009, Carr Miller acquired the remaining unpaid series of notes from the original noteholders in the amount of $155,000, of which $75,000 was due to the Braatz Family, a related party. As part of the transaction, the noteholders agreed to waive all obligations including but not limited to interest, principal, and penalties owed by the Company, which totaled $51,886 as of the date of the note. Also on January 10, 2009, the Company issued replacement notes to Carr Miller that provided for interest at 20% per annum with a maturity date of January 29, 2014. Consequently, the Company’s original notes acquired by Carr Miller were canceled. Commencing February 6, 2010, the Company is required to make 48 equal monthly interest installment payments equal to the total interest due on the note. Within thirty days of refinancing of the loan, Carr Miller is also to receive shares of the Company’s common stock equal to ten times the numerical dollars of the principal of the loan. These shares were issued in April 2009. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount.

This transaction has been accounted for in accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” The transaction was determined to be a TDR based on EITF 02-4 which states that a creditor is deemed to have granted a concession if the debtor’s effective borrowing rate on the restructured debt is less than the effective borrowing rate of the old debt immediately prior to the restructuring. In addition, on the modification date it was determined that the total future cash payments under the terms of the modified note were greater than the carrying amount of the original note. Accordingly, the effects of the restructuring were accounted for prospectively from the time of the restructuring, and the difference between the total future cash payments under the terms of the modified note and the carrying amount of the original note were amortized to interest expense. The 1,550,000 shares of common stock issued to Carr Miller were valued at $93,000 based on the stock trading price on January 10, 2009, which was recorded as interest expense for the three months ended March 31, 2009.

Convertible Notes - Series 4

On January 10, 2009, Carr Miller acquired the remaining unpaid notes from the original noteholders, the Braatz Family, a related party, in the amount of $175,000. As part of the transaction, the noteholders agreed to waive all obligations including but not limited to interest, principal, and penalties owed by the Company, which totaled $41,569 as of the date of the note. Also on January 10, 2009, the Company issued replacement notes to Carr Miller that provided for interest at 20% per annum with a maturity date of January 29, 2014. Consequently, the Company’s original notes acquired by Carr Miller were canceled. Commencing February 6, 2010, the Company is required to make 48 equal monthly interest installment payments equal to the total interest due on the note. Within thirty days of refinancing of the loan, Carr Miller is also to receive shares of the Company’s common stock equal to ten times the numerical dollars of the principal of the loan.  These shares were issued in April 2009. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

This transaction has been accounted for in accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” The transaction was determined to be a TDR based on EITF 02-4 which states that a creditor is deemed to have granted a concession if the debtor’s effective borrowing rate on the restructured debt is less than the effective borrowing rate of the old debt immediately prior to the restructuring. In addition, on the modification date it was determined that the total future cash payments under the terms of the modified note were greater than the carrying amount of the original note. Accordingly, the effects of the restructuring were accounted for prospectively from the time of the restructuring, and the difference between the total future cash payments under the terms of the modified note and the carrying amount of the original note were amortized to interest expense. The 1,750,000 shares of common stock issued to Carr Miller were valued at $105,000 based on the stock trading price on January 10, 2009, which was recorded as interest expense for the three months ended March 31, 2009.

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

On October 15, 2008, the Company entered into a settlement agreement whereby the parties agreed that 1) the total due to the lender is $450,000 of principal plus $46,250 of accrued interest, late charges, and net royalty interests; 2) the principal will accrue simple interest at 15% per annum via monthly payments of $5,625 commencing October 15th until paid; 3) if any monthly interest payment is not paid by the 25th of the month, a one-time late payment penalty of $250 will be applied and accrued; 4) the lender waives forever any and all claim against the revenues, ownership, net royalty interest and any claim against Indigo No. 3 well; 5) in the event that Indigo does not pay the balance by October 15, 2009 and the agreement is not automatically renewed per item 7 below, or Indigo declares bankruptcy, the lender’s rights to the net revenue interest in Indigo No. 3 well will revert to 100% for the life of the well; 6) the lender releases Indigo, its officers, directors and agents from any liability arising out of the replacement of this settlement agreement and terminating all prior agreements and notes including any and all defaults, fees, penalties and interest on any notes as well as any other claims that the lender may have against Indigo; and 7) this initial term is for one-year commencing October 15, 2008 and will automatically renew from year to year under the same terms and conditions unless terminated by either party after the initial term or payment in full of the balance. As of May 10, 2009, the Company has made the required monthly payments of $5,625.

Note Payable 2 – Related Party

On January 19, 2007, we borrowed $200,000 from the Braatz Family, who became a related party in October 2008. On March 15, 2008, the Company entered into a Modification and Settlement Agreement with the noteholders whereby the Company was released from all its obligations under the original promissory note. Under the settlement agreement, since the Company did not pay the principal amount of the original note plus a 10% penalty fee on or before May 1, 2008 (“Due Date”), the Company was required to issue to the noteholder one share of its common stock for every dollar of the principal and penalty then outstanding for every month past the Due Date on which the note principal and penalty charge remain unpaid. For the three months ended March 31, 2009, the Company has issued 440,000 of penalty shares and had 220,000 penalty shares issuable to the noteholder. The shares were valued at $41,800 and recorded as interest expense. On September 30, 2008, the note was extended to December 31, 2008. As of May 10, 2009, the note remained unpaid, the Company was in default on the obligation, and the Modification and Settlement Agreement that was in effect was deemed void.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note Payable 5

On February 15, 2007, we borrowed $100,000 from an individual lender and issued a promissory note  On March 15, 2008, the Company entered into a Modification and Settlement Agreement with the noteholder whereby the Company was released from all its obligations under the original promissory note. Under the settlement agreement, since the Company did not pay the principal amount of the original note plus a 10% penalty fee on or before May 1, 2008 (“Due Date”), the Company was required to issue to the noteholder one share of its common stock for every dollar of the principal and penalty then outstanding for every month past the Due Date on which the note principal and penalty charge remain unpaid. For the three months ended March 31, 2009, the Company has issued 110,000 of penalty shares and had 220,000 penalty shares issuable to the noteholder. The penalty shares were valued at $20,900 and recorded as interest expense. As of May 10, 2009, the note remained unpaid, the Company was in default on the obligation, and the Modification and Settlement Agreement that was in effect was deemed void.

Other Promissory Notes

In 2007, we borrowed $430,000 from various individual lenders and issued promissory notes. In January 2009, a note in the amount of $25,000 was extended for the seventh time to March 2009 in exchange for which we agreed to issue 150,000 shares to the lender. In April 2009, this note was extended for the eighth time to June 2009 in exchange for which we agreed to issue 150,000 shares to the lender. We valued the 150,000 shares at $9,000 based on the stock trading price on the note extension date. For the three months ended March 31, 2009, the Company recorded interest expense for the amortization of discount on the extension in the amount of $9,000. As of March 31, 2009, unpaid balance on these notes amounted to $165,000. As of May 10, 2009, the Company was in default on $140,000 of these notes.

On March 18, 2009, the Company borrowed $125,000 from two lenders, of which $100,000 was due to James C. Walter, Sr., a related party, and issued promissory notes that provided for interest at 12% per annum with a maturity date of December 23, 2009. Within thirty days of funding of the loan, the lenders are also to receive shares of the Company’s common stock equal to ten times the numerical dollars of the principal of the loan. These shares were issued in April 2009. In the event these notes are unpaid within ten days of their maturity date, the Company will incur a late charge equal to $625 for each 30 day period beyond the maturity date. The funds are designated for two monthly settlement payments to the former partners of Indigo-Energy, LP and general working capital.

We valued the 1,250,000 shares at $60,000 based on our stock trading price on the date of the promissory notes. We allocated the proceeds from issuance of the two notes and common stock based on the proportional fair value for each item. Consequently, we recorded total discounts of $40,450 on the promissory notes, which are being amortized over the term of the notes. For the three months ended March 31, 2009, amortization of the discounts amounted to $1,212, which was recorded as interest expense. The Company also recorded an additional interest expense of $444 during 2009 which was accrued at March 31, 2009.

Long-Term Notes Payable – Related Party

On December 5, 2008, pursuant to the GFA (See Global Financing Agreement below), promissory notes previously issued to CMC in the aggregate principal amount of $2,450,000 and their accrued interest in the amount of $248,412, and accrued interest of $162,806 on three other Carr Miller notes with aggregate principle amount of $1,000,000, which were converted into Indigo’s common stock pursuant to the GFA, were amended and replaced by a new promissory note (“New Note”) totaling $2,861,218.  The New Note is secured by all the assets of the Company, has a maturity date of November 30, 2013 and bears interest at the rate of 10% per annum. In the event of default principal and interest due shall become immediately due and payable. The new debt instruments were recorded with discounts amounting to $1,420,832, which are being amortized over the term of the New Note, and recorded as interest expense. Amortization of the discounts on this note for the three months ended March 31, 2009 amounted to $50,238, which was recorded as interest expense. Additional interest expense on this note was recorded for the three months ended March 31, 2009 in the amount of $71,530.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 16, 2008, pursuant to the GFA, the Company borrowed $1,080,000 from Carr Miller and issued a promissory note that provided for interest at 10% per annum with a maturity date of December 16, 2010. This note represents the $1,000,000 of funding for the drilling of the initial two wells per the GFA. The additional $80,000 of funding represents a deposit on legal fees as outlined in the GFA that was paid to Pappas & Richardson, LLC, of which Hercules Pappas, a partner at the Law Firm, became a related party of the Company at the end of January 2008 upon his appointment as a Board Director. Within thirty days of funding of the loan, the lender is also to receive 50,000,000 shares of the Company’s common stock. The shares were issued in December 2008. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. The Company valued the 50,000,000 shares at $2,666,667 based on its stock trading price on the date of promissory note. The Company allocated the proceeds from issuance of the note and common stock based on the proportionate fair value for each item. Consequently, we recorded a discount of $703,080, based on the ascribed value of the 50,000,000 shares of common stock issued to the lender. Amortization of the discounts on this note for the three months ended March 31, 2009 amounted to $51,198, which was recorded as interest expense. Additional interest expense on this note was recorded for the three months ended March 31, 2009 in the amount of $27,592.

On December 30, 2008, the Company borrowed $900,000 from Carr Miller and issued promissory notes that provided for interest at 20% per annum with maturity dates of December 30, 2013. The note in the amount of $500,000 required that commencing January 5, 2010, the Company is required to make 48 equal monthly interest installment payments equal to the total interest due on the note. The note in the amount of $400,000 required that commencing January 5, 2011, the Company is required to make 36 equal monthly interest installment payments equal to the total interest due on the note. Within thirty days of funding of the loans, the lender is also to receive shares of the Company’s common stock equal to fifty times the numerical dollars of the principal of the loans. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. The Company valued the 45,000,000 shares at $3,600,000 based on its stock trading price of $0.08 on the date of promissory notes. The Company allocated the proceeds from issuance of the notes and common stock based on the proportionate fair value for each item. Consequently, we recorded a discount of $720,000, based on the ascribed value of the 45,000,000 shares of common stock issued to the lender. Since the Company did not have enough authorized shares of common stock, the Company agreed to issue CMC 45 shares of the Company’s Series C Preferred Stock, which were issued in January 2009.  Each share of Series C Preferred Stock shall automatically convert into 1,000,000 shares of the Company’s common stock upon the occurrence of the Company’s contemplated increase in authorized stock from 600,000,000 to 1,000,0000,000 shares of common stock. On April 21, 2009, upon the increase in the Company’s authorized common stock from 600,000,000 to 1,000,000,000 shares (see Note 8), the 45 shares of Series C Preferred Stock automatically converted into 45,000,000 shares of common stock, which were issued on April 22, 2009. The preferred shares will vote on an as converted basis. All shares of the Company’s stock issued to CMC are subject to restrictions under Rule 144 and are subject to volume limitations imposed on affiliates of the Company upon the sale thereof. The purpose of the loans is: (i) to procure an accounts payable settlement on ten operating wells previously drilled by the Company (ii) to provide the Company with the necessary funds to settle the Company’s obligations with certain professionals; and (iii) to provide the Company with the funding it requires to begin drilling a third well in the DuBois field, which well is, adjacent to, but separate and distinct from the two wells currently being drilled by the Company that were provided for in the Global Financing Agreement. Amortization of the discounts on this note for the three months ended March 31, 2009 amounted to $14,958, which was recorded as interest expense. Additional interest expense on this note was recorded for the three months ended March 31, 2009 in the amount of $44,876.

On December 31, 2008, the Company borrowed $200,000 from Carr Miller and issued promissory notes that provided for interest at 20% per annum with a maturity date of December 31, 2013. The note required that commencing January 6, 2010, the Company is required to make 48 equal monthly interest installment payments equal to the total interest due on the note. Within thirty days of funding of the loan, the lender is also to receive shares of the Company’s common stock equal to ten times the numerical dollars of the principal of the loan. The shares were issued in January 2009. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. The Company valued the 2,000,000 shares at $160,000 based on its stock trading price of $0.08 on the date of promissory note. The Company allocated the proceeds from issuance of the note and common stock based on the proportionate fair value for each item. Consequently, we recorded a discount of $88,800, based on the ascribed value of the 2,000,000 shares of common stock issued to the lender was recorded. Amortization of the discounts on this note for the three months ended March 31, 2009 amounted to $3,312, which was recorded as interest expense. Additional interest expense on this note was recorded for the three months ended March 31, 2009 in the amount of $10,000.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In February 2009, the Company borrowed an aggregate of $300,000 from Carr Miller and issued promissory notes that provided for interest at 10% per annum with a maturity date in February 2014. Commencing February 2010, the Company is required to make 48 equal monthly interest installment payments equal to the total interest due on the note. Within thirty days of funding of the loan, the lender is also to receive shares of the Company’s common stock equal to ten times the numerical dollars of the principal of the loan. These shares were issued in April 2009. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. The Company valued the 3,000,000 shares at $235,000 based on the stock trading price on the dates of promissory notes. The Company allocated the proceeds from issuance of the note and common stock based on the proportionate fair value for each item. Consequently, we recorded a discount of $131,600, based on the ascribed value of the 3,000,000 shares of common stock issued to the lender. Amortization of the discounts on these notes for the three months ended March 31, 2009 amounted to $2,655, which was recorded as interest expense. Additional interest expense on these notes were recorded for the three months ended March 31, 2009 in the amount of $4,096.

In February and March 2009, the Company borrowed an aggregate of $925,000 from Carr Miller and issued promissory notes that provided for interest at 10% per annum with a maturity dates in February and March of 2011. These notes represent the first traunch and part of the second traunch of the Additional Funding per the GFA (See Global Financing Agreement – Related Party section under Note 6). In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. Interest expense on these notes was recorded for the three months ended March 31, 2009 in the amount of $7,215.

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

Under the terms of the Agreement, CMC irrevocably agreed to provide the Company with funding in the amount of up to $1,000,000 to be used exclusively for the Company’s drilling activities (the “Funding”).  The Company received this funding in November and December of 2008 (See Long-Term Notes Payable – Related Party section above). Upon the completion of the drilling activities, CMC also committed to provide the Company with additional funding in the amount of $500,000 each month for a period of 6 months, which amount shall be used to meet the Company’s objective of one new well drilled each month and to fund other reasonable expenses (the “Additional Funding”). The Additional Funding will be in the form of promissory notes with two year maturities and an interest rate of 10%. The first traunch of this funding was received in February 2009 and part of the second traunch of this funding was received in March 2009.

The Agreement further provides that promissory notes previously issued by the Company to CMC in the aggregate amount of $1,000,000 (the “First Notes”) shall be converted into 50,000,000 shares of the Company’s common stock, based on the per share price when the Agreement was negotiated. The shares were issued in December 2008. Further, the Parties agreed that promissory notes previously issued to CMC in the aggregate principal amount of $2,450,000 and their accrued interest in the amount of $248,412 (the “Second Notes”) in addition to the accrued interest on the First Notes, in the amount of $162,806, shall be amended and replaced by a new promissory note (“New Note”) totaling $2,861,218 (See Long-Term Notes Payable – Related Party section above).  The New Note shall be secured by all the assets of the Company, shall have a maturity date of November 30, 2013 and shall bear interest at the rate of 10% per annum. In the event of default principal and interest due shall become immediately due and payable. The Second Notes that were restructured originally provided for interest at a rate of 20% per annum.

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

d.
In consideration of the commitment for the Additional Funding, the Company shall issue to CMC 10 shares of Common Stock for every dollar committed to the Company from such Additional Funding, which equals an aggregate of 30,000,000 shares.  The number of shares issuable to CMC upon the occurrence of the Additional Funding was arrived at using the same formula the Company has used for similar funding activities throughout 2008.  These shares shall be effective immediately and issued upon the Company’s increase in its authorized shares in a sufficient quantity to allow the issuance. The shares were issuable in the form of shares of the Company’s Series C Preferred Stock at December 31, 2008, and were issued in January 2009. On April 21, 2009, upon the increase in the Company’s authorized common stock from 600,000,000 to 1,000,000,000 shares (see Note 8), the 30 shares of Series C Preferred Stock automatically converted into 30,000,000 shares of common stock, which were issued on April 22, 2009. The Company valued the 30,000,000 shares at $600,000 based on its stock trading price of $0.02 on the date of the agreement, and recorded the amount to deferred loan fees. The Company recorded amortization expense of deferred loan fees in the amount of $7,295 for the three months ending March 31, 2009 based on receiving the first traunch and part of the second traunch of the Additional Funding.

The above share issuances combined with the shares previously issued to Carr Miller and shares assigned to Carr Miller under a Voting Agreement (see Common Stock under Note 8) resulted in Carr Miller having voting rights to more than 50% of the Company’s common stock as of December 31, 2008.

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

Summary

The following summarizes the Company’s notes and loan payable as of March 31, 2009:

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Instrument	Maturity Dates as of May 10, 2009	Principal Amount Owed	Debt Discount	Amount Reflected on Balance Sheet
Convertible Notes
Convertible Notes Series 1	September-October 2009	$666,667	$(164,520)	$502,147
Non-Convertible Notes
Convertible Notes Series 2
(conversion option later
eliminated)	October 2007	50,000	-	50,000
Convertible Notes Series 2 -
related party (conversion
option later eliminated)	December 2008	75,000	-	75,000
Note Payable 1	October 2009	436,554	-	436,554
Note Payable 2 – related party	December 2008	200,000	-	200,000
Note Payable 5	May 2008	100,000	-	100,000
Other Promissory Notes	January 2008-Dec. 2009	190,000	(7,127)	182,873
Other Promissory Notes -
related party	December 2009	100,000	(32,111)	67,889
Long-Term Notes Payable -
Related Party	December 2010 and
	February 2014	6,596,218	(2,908,160)	3,688,058
Total		$8,414,439	$(3,111,918)	$5,302,521

		Less long-term portion		3,688,058
		Current portion		$1,614,463

The current portion is reflected in the balance sheet as follows:

	March 31,	December 31,
	2009	2008
Notes payable, net	$769,427	$835,863
Note payable, net – related party	342,889	525,000
Convertible notes, net	502,147	430,723
	$1,614,463	$1,791,586

Interest expense related to the amortization of discounts on notes payable for the three months ended March 31, 2009 was $198,250, of which $168,328 was from related parties. Additional interest on notes payable pursuant to the rates charged on the notes for the three months ended March 31, 2009 was $379,763 of which $286,386 was from related parties. Accrued interest at March 31, 2009 was $526,908 of which $320,416 was due to related parties.

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

On March 23, 2007, the payment terms of the contract with Leo Moore were amended again with additional interest of $20,000 on the outstanding balance. As of December 31, 2007, the balance due to Leo Moore was $229,364 including late payment charges of $35,122. On March 20, 2008, we entered into a Modification and Settlement Agreement with Leo Moore whereby we agreed to settle our obligation due to Leo Moore by paying a total amount of $209,500 on or before June 30, 2008; $5,000 to be paid each month from April through June 2008 with the balance due by June 30, 2008. The Company made the April, May, and June 2008 payment of $5,000 per month to Mr. Moore as scheduled. As of March 31, 2009, the balance due to Leo Moore was $199,500 including accrued interest of $35,000. As of May 10, 2009, the balance of the note remained unpaid and the Company was in default on the obligation.

On July 11, 2006, we entered into a Mutual Release and Settlement Agreement (“Moore Settlement Agreement”) with Jerry Moore, certain of his family members and affiliates (“Moore Family”). Moore Family had received 49,100,000 of our shares of common stock and became the majority shareholder of us on December 15, 2005 during the recapitalization of the Company in 2005. Under the Moore Settlement Agreement, Moore Family agreed to surrender to us 28,485,000 shares of our common stock, in exchange for which we agreed to pay Moore Family a total of $150,000 in installment payments. As of March 31, 2007, we have paid $50,000 to Moore Family. On March 23, 2007, we entered into a Modification Agreement with Moore Family to extend the payment terms on the remaining balance. On March 20, 2008 we entered into another Modification and Settlement Agreement with the Moore Family whereby we agreed to settle our obligation due to Moore Family by paying cash amount of $100,000 on or before June 30, 2008 and issuing 5,000,000 shares of our common stock to Moore Family. The Company valued the common stock at $350,000 based on the closing price of the stock as of the date of the agreement, and fully amortized the cost to interest expense over the term of the March 20, 2008 settlement agreement. As of March 31, 2009, the balance due to Moore Family was $100,000 including accrued interest of $20,000. As of May 10, 2009, the balance of the note remained unpaid and the Company was in default on the obligation.

NOTE 8 - STOCKHOLDERS’ EQUITY - NOT DISCLOSED ELSEWHERE

Preferred Stock

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

On March 10, 2009, the Company’s Board of Directors approved the issuance of  20 shares of the Company’s Series D to each of Mr. Steven Durdin and Mr. James Walter. The 40 shares of the Series D, which will automatically convert into 40,000,000 shares of the Company’s common stock upon increase of the Company’s authorized shares, were issuable at March 31, 2009 and valued at $2,000,000 based on the Company’s stock trading price of $0.05 per share on March 10, 2009.  On April 2, 2009, the Company issued the 40 shares of the Series D.  On April 21, 2009, upon the increase in the Company’s authorized common stock from 600,000,000 to 1,000,000,000 shares (see Common Stock section below), the 40 shares of Series D Preferred Stock automatically converted into 40,000,000 shares of common stock, which were issued on April 22, 2009.The issuance of Series D to both Mr. Durdin and Mr. Walter are in consideration for the extensive efforts extended by each of them in relation to the completion of the drilling on the wells in the Dubois Field and for their continued efforts in preparation for other drilling activities in the Illinois Basin.

Common Stock

In November 2008, the Company entered into a voting rights agreement with Carr Miller and related party stockholders of the corporation (“Related Stockholders”) (James Walter Sr., who became one of our Board Members in October 2007 and James Walter, Jr. and Tammy Walter, family members of James Walter Sr who then collectively owned 33,119,454 shares of common stock; and Steve Durdin, the Company’s CEO and President who then owned 3,959,031 shares of common stock), whereby the Related Stockholders agreed to assign Carr Miller all the voting rights attributable to the 37,078,485 shares of common stock then held by them for a period of 5 years. 1/5th of the voting rights shall be released back to the Related Stockholders from Carr Miller at the end of each year for a period of 5 years. The combination of the shares assigned under this voting rights agreement and the shares issued or to be issued under the GFA (See Global Financial Agreement section under Note 6) gave Carr Miller control of the majority of the common stock of the Company.

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Shares Issued Pursuant to Various Consulting Agreements

On February 1, 2009, the Company entered into a consulting agreement with James T. Dunn III (“Dunn”) to provide consulting services and support for the Company’s business development, assist in development of the Company’s strategic marketing and business plan and to handle other duties as assigned by Company’s management. The term of this consulting agreement is for a one month period commencing February 1, 2009. As compensation, a warrant to purchase 200,000 shares of the Company’s common stock is to be issued to Mr. Dunn. The warrant will have an exercise price of $0.05 per share, vest immediately, and expire in five years. The warrant was issued on March 13, 2009 and ascribed a value of $10,000, using the Black-Scholes model, assuming a volatility of 248.55%, a risk-free rate of 1.875% and an expected dividend yield of zero, resulting in consulting expense of $10,000 in the three months ended March 31, 2009.

On February 1, 2009, the Company entered into a consulting agreement with Denny Ramos (“Ramos”) to provide consulting services and support for the Company’s business development, assist in development of the Company’s strategic marketing and business plan and to handle other duties as assigned by Company’s management. The term of this consulting agreement is for a one month period commencing February 1, 2009. As compensation, a warrant to purchase 200,000 shares of the Company’s common stock is to be issued to Mr. Ramos. The warrant will have an exercise price of $0.05 per share, vest immediately, and expire in five years. The warrant was issued on March 13, 2009 and ascribed a value of $10,000, using the Black-Scholes model, assuming a volatility of 248.55%, a risk-free rate of 1.875% and an expected dividend yield of zero, resulting in consulting expense of $10,000 in the three months ended March 31, 2009.

NOTE 9 - COMMITMENTS AND CONTINGENCIES - NOT DISCLOSED ELSEWHERE

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of August 2008 the Company was in default on all of its insurance policies including, but not limited to, its policies covering general and excess liability, directors and officers, errors and omissions, as well as sudden and accidental coverage on the wells. The occurrence of an uninsured event which may result in financial damage to the Company could have a material adverse effect on our financial condition and results of operations. Management intends to have all of these policies reinstated. On September 18, 2008, the Company obtained a new policy for directors and officers insurance and is current on this policy. As of May 10, 2009, most policies have not been reinstated, and management is unaware of any uninsured event which may result in financial damages to the Company.

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

Other

In December 2006, the Company was cited for certain violations by the West Virginia Department of Environmental Protection (“DEP”) pertaining to the drilling area around their wells. The violations generally consist of: the Company’s failure to seed and mulch the ground in the well area; the failure to properly mark the wells with signage; and leaving certain piping on the ground. In February 2007, the Company engaged a contractor to cure these violations and obtain abatements from the DEP. The estimated remediation costs were $50,000, of which the Company paid $25,000 in February 2007. As of November 15, 2007, the contractor has not completely finished the remediation work and since that time, the Company has renegotiated the remediation contract by agreeing to pay $16,000 for all remaining work. At the time when all remediation work is done, it is expected that the DEP will abate all violations. The DEP has allowed the Company to continue its drilling and production during this curative process. The estimated remediation costs were included in accounts payable and accrued expenses at March 31, 2009 and December 31, 2008. As of May 10, 2009, $16,000 remained unpaid.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 26, 2007, we entered into a settlement agreement with Morgantown Excavators, Inc. (“MEI”) for the outstanding balance of $50,010 we owed to MEI for the environmental remediation services provided by MEI during the first and second quarter of 2006. In 2007, we paid a total of $15,000 to MEI. As of December 31, 2008, we still owed MEI $36,510, including $10,500 of late fees, which is included in accounts payable and accrued expenses in the accompanying balance sheet.  As of May 10, 2009, $36,510 remained unpaid.

In May 6, 2009, Akerman Construction Co., Inc. (“Akerman”), a subcontractor of Epicenter, filed a Mechanic’s Lien against Indigo and two other parties on the four wells drilled by the subcontractor on the Dubois Field of Indiana (see Oil and Gas Operations in Illinois Basin section under Note 5) for claims aggregating $875,969, due to the Epicenter’s failure to pay obligations for the drilling costs.  The Company has engaged counsel to resolve these lien claims, which were still pending as of May 12, 2009.

NOTE 10 - SUBSEQUENT EVENTS NOT DISCLOSED ELSEWHERE

On May 15, 2009, the Company entered into a consulting agreement with Dr. Larry Stowe (“Stowe”) to 1) assist in the Company’s interim fundraising efforts for the Company’s drilling activities in the Dubois field in Indiana (“Wells”), 2) develop a 45 day completion strategy to ensure the Company’s completion of the Wells to full production capacity, 3) represent the Company’s interests in discussions and negotiations with field personnel, and 4) provide direct assistance in the execution of the completion strategy described above. As compensation, Stowe will receive $5,000 by May 15, 2009 and $5,000 by May 22, 2009 for items 1 through 3 above; and $25,000 for the completion of item 4 above subject to receipt of funding from any source for the completion of the Wells. The term of this agreement is for 45 days commencing May 15, 2009.

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

Results of Operations for the Three Months Ended March 31, 2009 and March 31, 2008

We incurred a net loss for the three-month period ended March 31, 2009 in the amount of $3,187,394 compared to a net loss of $4,021,553 for the three-month period ended March 31, 2008. The decrease in net loss of $834,159 was primarily attributable to a $956,949 decrease in interest expense and a $645,839 decrease in settlement expense, which were offset by a $746,401 increase in general and administrative expenses.

Revenues

We generated revenue in the amount of $94,089 for the three-month period ended March 31, 2009 compared to $192,702 for the three-month period ended March 31, 2008. The decrease of $98,613 in revenue was primarily due to $95,025 of additional revenue included in the three-month period ended March 31, 2008 that resulted from a Modification and Settlement Agreement with TAPO Energy, LLC.

Depletion Expense

We recorded a depletion expense on our proved properties of $16,720 for the three-month period ended March 31, 2009 compared to $22,020 for the three-month period ended March 31, 2008.

General and Administrative Expenses - Related Party

General and administrative expenses - related party for the three-month period ended March 31, 2009 were $2,065,000, which consisted primarily of $2,000,000 for the 40 shares of Series D Preferred Stock issuable to two individuals at March 31, 2009 in compensation for their services. General and administrative expenses - related party for the three-month period ended March 31, 2008 were $1,019,005, which consisted primarily of $954,410 for the stock options we issued to related parties during that period.

General and Administrative Expenses
Gener and administrative expensive for the three-month period ended March 31, 2009 were $509,045 compared to $808,639 for the three months ended March 31, 2008. The decrease of $299,594 in general and administrative expenses was primarily due to the decrease in share-based compensation and consulting fees incurred during the three months ended March 31, 2009.

Interest Expense

Interest expense for the three-month period ended March 31, 2009 was $600,792 compared to $1,557,741 for the three-month period ended March 31, 2008. Interest expense for the three-month ended March 31, 2008 was primarily comprised of $425,000 of interest related to drilling lease option extensions, $1,138,933 of interest on various notes payable, including amortization of discounts on the notes in the amount of $872,766, and $50,013 of interest related to the amortization of the additional liability features on our Series 1 convertible notes.

Interest expense incurred in the three-month period ended March 31, 2009 primarily consisted of $524,139 of interest on various notes payable, including amortization of discounts on the notes in the amount of $198,251, and $71,424 of interest related to the amortization of the additional liability for conversion features on our Series 1 convertible notes.

Settlement Expense

We incurred settlement expense from our Global Settlement Agreement with all the other partners of Indigo LP for the three-month period ended March 31, 2009 in the amount of $64,482 compared to $710,321 for the three-month period ended March 31, 2008. The decrease was primarily due to the $710,321 settlement expense the Company recorded for the three-month period ended March 31, 2008 as a result of value of the other partners’ minority interest as of the date of the Global Settlement Agreement being less than the consideration provided to them under the agreement.

Pre-Acquisition Income

For the three-month period ended March 31, 2008, we recorded a pre-acquisition income of $44,135. This represented the 50% net income from Indigo LP for the three-month period ended March 31, 2008, the date of the Global Settlement Agreement we entered into with the other partners of Indigo LP, which was allocated to those partners.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of our common stock and the issuance of promissory notes. As of March 31, 2009, we had a cash balance of $75,768.

We require a minimum of approximately $5,800,000 for the next 12 months, which includes approximately $700,000 to pay for our outstanding professional fees, $1,500,000 to pay for the outstanding drilling costs to various drillers, $400,000 to the other former partners of Indigo LP as a result of the settlement agreement, $1,900,000 to pay our note payable obligation as well as $1,300,000 to pay accrued interest and fund other operatinf costs. We need cash immediately, as we have no cash at the current time. In addition to the minimum amount required, the Company expects to spend an additional $4,600,000 for lease acquisition and drilling activities. The amount we anticipate for our exploration and drilling needs is subject to wide fluctuations, as to date we have been unable to accurately budget for our drilling and exploration costs, and have encountered significant budget overruns in our current drilling program. Moreover, in the event we locate additional prospects for acquisition, experience cost overruns at our current prospects or fail to generate projected revenues, we will also need additional funds during the next twelve months. We currently do not have sufficient funds to fund our current operations or such capital calls, pay our debts and other liabilities, and operate at our current levels for the next twelve months. Accordingly, we need to raise additional funds through sales of our securities or otherwise, immediately.

The Company plans to raise funds from private offerings of equity and debt securities in order to fund its operations through March 31, 2010.

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

If modification was not considered a TDR then Company evaluated EITF 96-19 or EITF 06-6 to determine if the debt modification constituted a material modification, in which case the debt modification would be accounted for as the extinguishment of the original debt and the creation of new debt, resulting in the recognition of a gain or loss on the extinguishment of debt. If it was determined that the debt modification was not a material modification, then there is no recognition of gain or loss on the extinguishment of debt, and the carrying amount of the debt is adjusted for any premium or discount that is amortized over the modification period.

Based on this analysis and after the consideration of the applicable accounting guidance, management concluded the modifications and exchanges of debt were deemed to be TDRs.

Off Balance Sheet Reports

The Company had no off balance sheet transactions during the quarter ended March 31, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

There have been no significant changes in our market risks since the year ended December 31, 2008. For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed on May 14, 2009.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of March 31, 2009.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Material Weaknesses

In our Form 10-K for the fiscal year ended December 31, 2008 under Item 9-A- Controls and Procedures, we identified material weaknesses in our system of internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the fiscal quarter ending March 31, 2009.

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

Other

We intend to become compliant in implementing added internal controls, document present procedures and hire a consultant to assure compliance with new self-assurance requirements. We expect to hire additional accounting staff which will provide for the segregation of duties necessary for a strong system of internal control. These changes are however dependent upon our obtaining funding to enact these measures.

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

In January 2009, the Company issued 2,000,000 shares of common stock as part of consideration for a $200,000 promissory note.

In January 2009, the Company issued 440,000 shares of common stock for promissory note penalties.

In January 2009, the Company issued 500,000 shares of common stock to settle outstanding consulting fees owed to Big Apple Consulting USA, Inc.

In January 2009, the Company issued 384,811 shares of common stock to settle outstanding legal fees owed to Gersten Savage, LLP.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As of May 10, 2009, the Company is in default of the following senior securities:

Name of Debtor	Type of Obligation	Principal Amount	Amount Outstanding As of March 31, 2009

Convertible Note - Series 2
Carrie Jean Doine	Promissory Note	$50,000	$71,557
Jerry Braatz, Sr.	Promissory Note	$75,000	$106,870

Series of Notes Payable
Kirsten Braatz (Note Payable 2)	Settlement Agr.	$200,000	$220,000
James T. Dunn III (Note Payable 5)	Settlement Agr.	$100,000	$110,000

Other Promissory Notes
Lonnie Somora	Promissory Note	$50,000	$72,563
Antoinette Davis	Promissory Note	$25,000	$21,267
Robert Rosania	Promissory Note	$25,000	$32,336
Raymond & Gerri Garonski	Promissory Note	$40,000	$57,611

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Identification of Exhibit

3.1	Articles of Incorporation*

3.2	By-Laws*

31.1	Sarbanes Oxley Section 302 Certification

31.2	Sarbanes Oxley Section 302 Certification

32.1	Sarbanes Oxley Section 906 Certification

32.2	Sarbanes Oxley Section 906 Certification

*	Previously filed as exhibit to the 8-K filed by the Company on Feb 2, 2006

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

INDIGO-ENERGY, INC.

By:	/s/ Steven P. Durdin
Steven P. Durdin
President and Chief Executive Officer

Date: May 20, 2009