Form 10-Q
period 2009-06-30
Indigo-Energy, Inc.
filed 2009-08-18
CIK 356870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 12, 2009
Common stock, $.001 par value	694,521,299

TABLE OF CONTENTS

i

PART I      FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Index to Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)	F–1

Condensed Consolidated Statements of Operations (Unaudited)	F–2

Condensed Consolidated Statements of Cash Flows (Unaudited)	F–3

Notes to Unaudited Condensed Consolidated Financial Statements	F–4

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Condensed Consolidated Balance Sheets
(Unaudited)
	June 30, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$-	$625,222
Accounts receivable	24,331	208,147
Prepaid expenses	88,018	186,301
Due from related parties	4,425	17,570

Total current assets	116,774	1,037,240

Proved oil and gas properties, net	698,519	725,987
Unproved oil and gas properties	3,710,154	442,403

Other assets
Deferred loan costs, net of accumulated amortization of $300,970 and $263,043 at June 30, 2009 and December 31, 2008, respectively	571,240	609,167

	$5,096,687	$2,814,797
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$3,783,974	$1,820,309
Accounts payable and accrued expenses – related party	142,933	233,774
Current portion of liability due to operator	73,928	81,917
Notes payable, net of discount	767,185	835,863
Note payable, net of discount – related party	352,518	525,000
Convertible notes, net of discount	583,493	430,723
Due to related parties	-	244,500
Obligation to former noncontrolling interest	265,920	175,787
Obligation to former noncontrolling interest – related party	334,080	220,844

Total current liabilities	6,304,031	4,568,717

Long term liabilities
Liability due to operator, non-current	399,416	433,004
Accrued interest – related party	477,095	30,711
Note payable, net of discount – related party	4,075,311	2,139,320
Obligation to former noncontrolling interest	253,907	430,434
Obligation to former noncontrolling interest – related party	318,987	540,762

Total long term liabilities	5,524,716	3,574,231

Total liabilities	11,828,747	8,142,948

Commitments and contingencies	-	-

Stockholders’ deficit
Series C preferred stock; $0.001 par value; 100 shares authorized; 0 shares issued and 75 shares issuable at June 30, 2009 and December 31, 2008,
respectively	-	-
Liquidation preference: see Note 8	-	-
Common stock; $.001 par value; 1,000,000,000 shares authorized; 694,521,299 and 562,346,488 shares issued and outstanding at June 30, 2009 and
December 31, 2008, respectively; 2,150,000 and 2,994,811 shares
issuable at June 30, 2009 and December 31, 2008, respectively	696,671	565,341
Additional paid-in capital	74,561,846	71,993,326
Deficit accumulated since inception of the exploration stage in December 2005	(81,990,577)	(77,886,818)

Total stockholders’ deficit	(6,732,060)	(5,328,151)

	$5,096,687	$2,814,797

See notes to these condensed consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Condensed Consolidated Statements of Operations
(Unaudited)
					Since Inception
					of Exploration
	Three Months Ended June 30,		Six Months Ended June 30,		Stage in
		2008		2008	December
		As Adjusted		As Adjusted	2005 to
	2009	(See Note 4)	2009	(See Note 4)	June 30, 2009

Revenues	$15,487	$71,075	$90,305	$245,831	$926,491
Revenues – related party	-	27,810	19,271	45,756	214,299

Net revenues	15,487	98,885	109,576	291,587	1,140,790

Operating expenses
Impairment of oil and gas properties	-	-	-	-	8,901,865
Operating expenses	16,725	55,489	36,565	106,258	632,478
Operating expenses - related party	-	10,430	5,604	13,246	39,505
Depletion	10,749	29,768	27,469	51,788	328,305
General and administrative - related party (Note 8)	80,000	65,000	2,145,000	1,084,005	21,513,500
General and administrative	386,876	1,536,655	895,921	2,345,294	26,177,946

Total operating expenses	494,350	1,697,342	3,110,559	3,600,591	57,593,599

Loss from operations	(478,863)	(1,598,457)	(3,000,983)	(3,309,004)	(56,452,809)

Other income (expenses)
Interest and forbearance expense, net	(131,423)	(1,858,472)	(277,501)	(3,220,823)	(15,308,702)
Interest expense, net – related party	(384,993)	(1,030,545)	(839,707)	(1,225,935)	(4,916,634)
Gain on troubled debt restructuring	-	-	-	-	55,700
Gain on troubled debt restructuring - related party	-	-	-	-	58,528
Gain (Loss) on extinguishment of debt	-	-	-	1,191	(1,546,792)
Gain (Loss) on extinguishment of debt - related
party, net	119,500	-	119,500	-	(1,226,367)
Failed transaction cost	-	-	-	-	(400,000)
Settlement expense	(17,988)	(32,006)	(46,566)	(411,388)	(445,177)
Settlement expense - related party	(22,598)	(27,919)	(58,502)	(358,858)	(1,916,295)

Total other expense, net	(437,502)	(2,948,942)	(1,102,776)	(5,215,813)	(25,645,739)

Net loss before noncontrolling interest and
pre-acquisition income	(916,365)	(4,547,399)	(4,103,759)	(8,524,817)	(82,098,548)

Noncontrolling interest and pre-acquisition income
Noncontrolling interest	-	-	-	-	2,616,269
Pre-acquisition income	-	-	-	(44,135)	(44,135)
Total noncontrolling interest and pre-acquisition income	-	-	-	(44,135)	2,572,134

Net loss	(916,365)	(4,547,399)	(4,103,759)	(8,568,952)	(79,526,414)

Preferred dividend on Series A convertible super preferred stock	-	-	-	-	(887,360)

Net loss attributable to common shareholders	$(916,365)	$(4,547,399)	$(4,103,759)	$(8,568,952)	$(80,413,774)

Basic and diluted loss per common share	$(0.00)	$(0.02)	$(0.01)	$(0.04)	$(0.41)

Basic and diluted weighted average common shares outstanding	666,511,629	211,879,774	618,980,249	194,483,103	196,742,857

See notes to these condensed consolidated financial statements.

INDIGO-ENERGY, INC.
(An Exploration Stage Entity)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Since Inception of
	Six Months Ended June 30,		Exploration Stage in
		2008	December 2005 to
	2009	As Adjusted (Note 4)	June 30, 2009

Cash flows from operating activities

Net cash used in operating activities	(847,939)	(1,869,398)	(9,270,790)

Cash flows from investing activities
Tangible and intangible drilling costs for oil and gas properties	(792,283)	-	(6,921,185)
Tangible and intangible drilling costs for oil and gas properties – related party	-	-	(41,600)
		-
Net cash used in investing activities	(792,283)	-	(6,962,785)

Cash flows from financing activities
Proceeds from issuance of debt	25,000	610,000	6,362,100
Proceeds from issuance of debt – related party	990,000	1,320,000	6,040,000
Repayment of debt	-	(40,000)	(99,137)
Repayment of debt – related party	-	(20,500)	(115,500)
Loan costs	-	(6,000)	(272,210)
Proceeds from issuance of common stock	-	-	1,336,225
Repurchase of common stock – related party	-	-	(20,000)
Payment to acquire treasury stock – related party	-	-	(790,000)
Capital contributions from noncontrolling interest	-	-	4,400,000
Syndication costs paid by limited partnership	-	-	(518,241)
Distributions to partners	-	-	(89,662)

Net cash provided by financing activities	1,015,000	1,863,500	16,233,575

Net increase (decrease) in cash and cash equivalents	(625,222)	(5,898)	-

Cash and cash equivalents, beginning of period	625,222	7,995	-

Cash and cash equivalents, end of period	$-	$2,097	$-

Non-Cash Investing and Financing Transactions

During the six months ended June 30, 2009, Carr Miller Capital, LLC (“Carr Miller”) paid an aggregate of $600,000 directly to Epicenter Oil and Gas, LLC on behalf of the Company to fund the Company’s oil and gas operations, for which the Company issued promissory notes to Carr Miller in the total amount of $600,000.

See notes to these condensed consolidated financial statements.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by Indigo-Energy, Inc. (the “Company”, “Indigo”, or “we”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature except the modification of certain notes payable that were accounted for as a Troubled Debt Restructuring (see Note 6) and in 2008, the recording of our settlement with the former limited partners of Indigo-Energy Partners, LP (see Indigo-Energy Partners, LP section in Note 5) and the consolidation of Rivers West Energy, LLC as a Variable Interest Entity (VIE). Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations.

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

If a modification was not considered a TDR then the Company evaluated EITF 96-19 or EITF 06-6 to determine if the debt modification constituted a material modification, in which case the debt modification would be accounted for as the extinguishment of the original debt and the creation of new debt, resulting in the recognition of a gain or loss on the extinguishment of debt. If it was determined that the debt modification was not a material modification, then there is no recognition of gain or loss on the extinguishment of debt, and the carrying amount of the debt is adjusted for any premium or discount that is amortized over the modification period.

Based on this analysis and after the consideration of the applicable accounting guidance, management concluded the modifications and exchanges of debt were deemed to be TDRs.

Capitalization of Interest

The Company capitalizes interest, including amortization of debt discounts, on expenditures for significant exploration projects while activities are in progress to bring the assets to their intended use. As costs are transferred to the full cost pool, the associated capitalized interest is also transferred to the full cost pool. The Company capitalized a portion of interest expense, including amortization of discounts on its long-term notes payable based on the portion of notes payable identified as the funding source for the Company’s drilling activities (see Long-Term Notes Payable – Related Party under Note 6). Consequently, the Company recorded capitalized interest of $88,381 for the six months ended June 30, 2009.

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

At June 30, 2009 and 2008, the Company had outstanding potentially dilutive shares of 98,522,222 and 58,945,449, respectively.

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company plans to raise funds from private offerings of equity and debt securities in addition to expected revenue from its gas wells in order to fund its operations through June 30, 2010. The Company will need to raise additional funds in the event it locates additional prospects for acquisition, experiences cost overruns at its current prospects, or fails to generate projected revenues.

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following financial statement line items for the three and six months ended June 30, 2008 were affected by the change in accounting principle.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
		As Computed			As Computed
		under			under
	As Originally	SFAS No. 150	Effect of	As Originally	SFAS No. 150	Effect of
	Reported	& EITF 08-4	Change	Reported	& EITF 08-4	Change

Net Revenues	$98,885	$98,885	$-	$291,587	$291,587	$-
Operating Expenses	1,697,342	1,697,342	-	3,600,591	3,600,591	-
Loss From Operations	(1,598,457)	(1,598,457)	-	(3,309,004)	(3,309,004)	-
Other Income (Expenses)
Interest and forbearance
expense, net	(3,083,568)	(2,889,017)	194,551	(4,718,900)	(4,446,758)	272,142
Gain on extinguishment of debt	-	-	-	-	1,191	1,191
Settlement expense	(59,925)	(59,925)	-	(770,246)	(770,246)	-
Total Other Expenses	(3,143,493)	(2,948,942)	194,551	(5,489,146)	(5,215,813)	273,333
Net loss before pre-acquisition
income	(4,741,950)	(4,547,399)	194,551	(8,798,150)	(8,524,817)	273,333
Pre-acquisition income	-	-	-	(44,135)	(44,135)	-
Net loss attributable to common
shareholders	$(4,741,950)	$(4,547,399)	$194,551	$(8,842,285)	$(8,568,952)	$273,333
Basic and diluted loss per
common share	$(0.02)	$(0.02)	$-	$(0.05)	$(0.04)	$0.01
Basic and diluted weighted average
common shares outstanding	211,879,774	211,879,774		194,483,103	194,483,103

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2008

		As Computed
		under
	As Originally	SFAS No. 150	Effect of
	Reported	& EITF 08-4	Change

Total Assets	$1,166,033	$1,166,033	$-
Current Liabilities
Accounts payable and accrued expenses	$3,698,420	$3,698,420	$-
Notes payable, net of discount	2,323,675	2,323,675	-
Convertible notes, net of discount	824,856	1,023,658	198,802
Convertible notes, net of discount – related party	726,168	1,034,792	308,624
Due to related parties	244,500	244,500	-
Obligation to former noncontrolling interest	202,960	202,960	-
Total Current Liabilities	8,020,579	8,528,005	507,426
Long Term Liabilities
Convertible notes, net of discount	234,576	312,005	77,429
Obligation to former noncontrolling interest	1,035,720	1,035,720	-
Total Long Term Liabilities	1,270,296	1,347,725	77,429
Total Liabilities	9,290,875	9,875,730	584,855
Commitments and contingencies
Stockholders' deficit
Common stock; $.001 par value; 600,000,000 shares authorized;
221,809,161 issued and outstanding at June 30, 2008;
1,266,667 shares issuable at June 30, 2008	223,076	223,076	-
Additional paid-in capital	60,598,238	59,590,863	(1,007,375)
Deficit accumulated since inception of the exploration stage in
December 2005	(68,946,156)	(68,523,636)	422,520
Total Stockholders’ Deficit	(8,124,842)	(8,709,697)	(584,855)
Total Liabilities and Stockholders' Deficit	$1,166,033	$1,166,033	$-

As a result of the accounting change, accumulated deficit as of January 1, 2008, decreased from $60,103,871, as originally reported, to $60,033,466 computed under FAS 150 and EITF 08-4.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008

		As Computed
		under
	As Originally	SFAS No. 150	Effect of
	Reported	& EITF 08-4	Change

Cash flows from operating activities
Net loss	$(8,842,285)	$(8,568,952)	$273,333
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation for consulting services	1,316,558	1,316,558	-
Stock options granted	1,073,700	1,073,700	-
Expense on forbearance agreements	650,000	650,000	-
Amortization of deferred loan costs	11,876	11,876	-
Amortization of discount on notes	1,216,269	1,216,269	-
Amortization of discount on convertible notes	1,849,719	1,577,577	(272,142)
Depletion expense	51,788	51,788	-
Settlement expense	770,247	770,247	-
Gain on extinguishment of debt	-	(1,191)	(1,191)
Pre-acquisition income	44,135	44,135	-
Changes in assets and liabilities
Accounts receivable	(75,516)	(75,516)	-
Prepaid expenses	81,466	81,466	-
Accounts payable and accrued expenses	(17,355)	(17,355)	-
Net cash used in operating activities	(1,869,398)	(1,869,398)	-
Net cash provided by financing activities	1,863,500	1,863,500	-
Net decrease in cash and cash equivalents	(5,898)	(5,898)	-
Cash and cash equivalents, beginning of period	7,995	7,995	-
Cash and cash equivalents, end of period	$2,097	$2,097	$-

NOTE 5 - OIL AND GAS PROPERTIES

Oil and Gas Operations in Appalachian Basin

As of June 30, 2009, the Company had $277,296 of oil and gas property costs related to its three initial wells drilled on its West Virginia property, net of impairment and accumulated depletion on the wells.

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 31, 2008, the Company entered into a Global Settlement Agreement with all the other partners of Indigo LP pursuant to which the Company acquired the remaining 50% partnership interests from the other partners in exchange for 1) an aggregate monthly cash payment of $50,000 for a period of 36 months for a total amount of $1,800,000, which will be allocated proportionately to each of the other partners based on their respective ownership interest in Indigo LP, commencing upon the Company’s receiving of funding of $10,000,000 or more (Indigo LP Settlement Obligation), and 2) the Company’s issuance of three warrants to each of the other partners for each dollar they originally invested, which resulted in the issuance of warrants to purchase a total of 13,200,000 shares of the Company’s common stock to all of the other partners at an exercise price of $0.25 per share (“Indigo LP Settlement Warrants”). These warrants vested on October 1, 2008 and expire in 7 years from date of grant.

Also as part of the Global Settlement Agreement, the Company was released of all its obligations under the partnership agreement. However, under the Global Settlement Agreement, if the Company has not commenced the monthly payment of $50,000 by January 1, 2009, then the other partners may seek judicial enforcement of the Company’s obligation to pay the settlement amounts and the Company will no longer be released of any obligations under the partnership agreement. The Company commenced the required monthly payments of $50,000 in January 2009 and has paid an aggregate amount of $300,000 at June 30, 2009. As of August 4, 2009, the Company has made the first seven monthly payments under the Global Settlement Agreement totaling $350,000.

The Company calculated the present value of the $1,800,000 aggregate cash settlement amount to be $1,178,756 on the date of the Global Settlement Agreement, of which $549,182 was ascribed to related parties due to Steve Durdin, the Company’s President, James Walter Sr., a member of the Company’s Board of Directors, Jerry L. Braatz, Sr. and Kirsten K. Braatz (the “Braatz Family”) who became a related party in October 2008 when their combined holdings of the common stock of the Company exceeded 5% of the then outstanding stock of the Company, and their affiliates collectively owning 55.68% of the interest not owned by the Company in Indigo LP before the Global Settlement Agreement. The present value of the cash settlement amount was based on a 20% discount rate which is commensurate with the interest rate incurred on the Company’s borrowings in close proximity to the Global Settlement Agreement. The Company has ascribed a value of $907,000 to the Indigo LP Settlement Warrants, using the Black-Scholes model, assuming a volatility of 185.36%, a risk-free rate of 2.595% and an expected dividend yield of zero. The value of the other partners’ noncontrolling interest as of the date of the Global Settlement Agreement was less than the consideration provided to them under the agreement, and accordingly, the Company recorded a settlement expense of $710,321, of which $330,939 was ascribed to related parties.

Subsequent to the Global Settlement Agreement, the Company recorded additional settlement expenses of $189,072 during 2008, which represented interest on the cash installment payment due to the former noncontrolling interest.  For the three and six months ended June 30, 2009, the Company recorded settlement expense of $105,068 and $40,586, respectively.

Oil and Gas Interests and Operations

On April 2, 2008, the Company entered into a Modification and Settlement Agreement with TAPO Energy, LLC (“Operator1” or “TAPO”) to settle its obligation due to Operator1 in the amount of $671,598 under the Drilling and Operating Agreement among Indigo, Indigo LP and Operator1, with HUB as its Advisor (“DOA1”). Under the terms of the settlement agreement, the Company assigned all of its rights to receive revenue from the five DOA1 wells for a period equal to the later of 48 months (commencing January 2008) or until the obligation to Operator1 has been satisfied (“the Assignment Period”). Upon expiration of the Assignment Period, all rights assigned to Operator1 will automatically revert back to the Company and a new carried interest in the five DOA1 wells will be assigned to the Company. In addition to the aforementioned assignment, the Company assigned a 84.375% working interest to Operator1 in three drill sites to be determined located on the Company’s land. As of August 4, 2009 these drill sites are yet to be determined. The Company retains the remaining 15.625% royalty and overriding royalty interests in the three drill sites. Operator1 will be operating the wells situated in the three drill sites. Under the settlement agreement, the Company also agreed to enter into a transportation agreement with Operator1, whereby Operator1 will transport all gas produced and recovered from the five wells under DOA1 as well as the wells to be drilled using the Company’s existing pipelines. The Company is to be compensated at a rate equal to the greater of 5% of the gas price paid or $.50 per MCF.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a result of the settlement agreement, the Company’s obligation due to Operator1 as of June 30, 2009 was reduced by $198,254 to $473,344, due to the application of the Company’s revenue from the five DOA1 wells against the Company’s settlement obligation due to Operator1.

On May 28, 2009, the Company entered into a Purchase and Sale Agreement (“PSA”) with TAPO. The PSA outlined an understanding with respect to TAPO’s purchase of all of Indigo’s oil and gas interests in certain properties located in Greene County, Pennsylvania and Monogalia County, West Virginia excluding interests in certain drilling sites previously assigned to TAPO in connection with the April 2, 2008 Modification and Settlement as described above (“Indigo Property”) for an aggregate purchase price of $630,000. Under the PSA, the Company keeps all its rights and interests in its three initial wells drilled on Indigo Property.  However, TAPO has the right of first refusal to purchase interests in those three wells within the next 60 days. In addition, the Company will be entitled to an overriding royalty interest of 3.125% of all net revenues generated by TAPO on the Indigo Property.

On July 16, 2009, the Company entered into an Amended Purchase Sale Agreement (“Amended PSA”) with Bluestone Energy Partners, a West Virginia corporation (“Bluestone”) amending the terms of the PSA dated May 28, 2009. The Amended PSA provided for all of TAPO’s rights under the PSA to be assigned to Bluestone pursuant to an Assignment and Assumption Agreement dated June 1, 2009 between TAPO and Bluestone.  The Company closed the sale of Indigo Property with Bluestone for $630,000 on July 16, 2009.

On December 30, 2008, The Company entered into a Continuation Agreement with Dannic Energy Corporation (“Operator2”) to settle its obligation in the amount of $381,824 to Operator2 under the Drilling and Operating Agreement between Indigo LP and Operator2, with HUB as its Advisor (“DOA2”). Under the terms of the settlement agreement, Operator2 agreed to release $180,186 of suspended revenue checks owed to the Company for well production through October 2008 in exchange for the payment of the outstanding obligation of $381,824 by the Company. The parties exchanged checks for their respective amounts owed on the date of the Continuation Agreement. In addition, Operator2 agreed to assign the Company an additional 27% working interest in the wells, increasing the Company’s working interest in the wells to 60%.  On January 29, 2009, Operator2 formally recorded the assignment of the 27% interest in the wells.  Operator2 also agreed to distribute to Indigo its proportionate share of monthly revenue within 30 days of its receipt of the production checks.

On December 29, 2008, the Company entered into a Continuation Agreement with Mid-East Oil Company (“Operator4”) and HUB Energy, LLC (“HUB”), Operator4’s advisor, to settle its obligation in the amount of $283,039 to Mid-East Oil Company and $65,000 to HUB in accordance with the November 2007 Modification and Settlement Agreement with HUB, Mid-East Oil Company, and Mark Thompson. In addition, the Company paid Operator4 $18,000 for the completion of a well in September 2008 originally contemplated under the Drilling and Operating Agreement between Indigo LP and Mid-East Oil Company, with HUB as its Advisor. As consideration for the Continuation Agreement, Operator4 agreed to reduce the Company’s obligation by the amounts owed under previously suspended revenue checks in the amount of $138,553. As of December 31, 2008, the Company paid the remaining balance owed under the 2007 Modification and Settlement Agreement in the amount of $227,486.  The Continuation Agreement reaffirmed the Company’s 75% working interest in its five completed wells that it acknowledged are free of any additional encumbrance, lien or hindrance, or Department of Environmental Protection default or claim. In addition, Operator4 agreed to distribute to Indigo its proportionate share of monthly revenue within 10 days of its receipt of the production checks.

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

The Company has recorded a loan loss provision equal to 100% of the value of the note receivable from Epicenter as of June 30, 2009 due to the Company’s belief that Epicenter has no ability to repay the loan.

In November 2008, the Company commenced its drilling program with Epicenter in the Dubois Field located in the Illinois Basin in southern Indiana. The drilling program was funded through the Global Financing Agreement (“GFA”) by Carr Miller Capital, LLC (“Carr Miller”) (See Global Financing Agreement – Note 6). As of June 30, 2009, the Company has incurred $3,710,154 of costs related to the drilling program which are recorded as unproved property costs, of which $1,912,035 was accrued for at June 30, 2009.  On April 3, 2009, the Company announced that four wells have been completed.

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summary

Oil and gas properties consisted of the following:

	June 30,	December 31,
	2009	2008
Acquisition, exploration and development costs	$13,476,563	$10,208,811
Impairment charge	(8,739,585)	(8,739,585)
Depletion	(328,305)	(300,836)
Total	$4,408,673	$1,168,390

A significant portion of the Company’s oil and gas assets in the Illinois Basin are subject to mechanics liens filed by certain oil and gas subcontractors (see Note 9 – Commitments and Contingencies – Not Disclosed Elsewhere).

NOTE 6 - NOTES PAYABLE

Convertible Notes - Series 1

In return for $2,662,100 received in April 2006 and continuing through October 2006, we issued convertible notes. During 2007, the noteholders converted $2,262,100 of principal into 2,714,250 shares of our common stock. The notes had maturity dates three years from the date of issuance and bore interest at 8% per annum. The notes provide that the 8% interest is due and payable only if the trading price of our stock fell below $0.15625 in a given month, whereby we would then be responsible for paying interest on the outstanding balance of the notes for that month.  On October 1, 2008, upon the adoption of EITF 08-4 and SFAS 150, the Company recorded an additional liability for variable conversion features on the $400,000 outstanding balance of these notes and a corresponding discount in the amount of $266,667. As of June 30, 2009, the Company has recorded $52,448 of accrued interest on the remaining $400,000 of notes that are outstanding as a result of the stock price falling below $0.15625 in each of the eighteen months ending June 30, 2009.

Convertible Notes - Series 2

As of June 30, 2009, the Company has failed to pay obligations amounting to $125,000 on the series of notes, of which $75,000 is due to the Braatz family, a related party, and as such, was in default on the obligations. As of August 4, 2009, the obligations remained in default. Management is in discussions with the noteholder regarding the forbearance of the obligations, and anticipates using the proceeds from equity contributions to repay the note obligations.

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

This transaction has been accounted for in accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” The transaction was determined to be a TDR based on EITF 02-4 which states that a creditor is deemed to have granted a concession if the debtor’s effective borrowing rate on the restructured debt is less than the effective borrowing rate of the old debt immediately prior to the restructuring. In addition, on the modification date it was determined that the total future cash payments under the terms of the modified note were greater than the carrying amount of the original note. Accordingly, the effects of the restructuring were accounted for prospectively from the time of the restructuring, and the difference between the total future cash payments under the terms of the modified note and the carrying amount of the original note were amortized to interest expense. The 1,550,000 shares of common stock issued to Carr Miller were valued at $93,000 based on the stock trading price on January 10, 2009, which was recorded as interest expense for the six months ended June 30, 2009.

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

This transaction has been accounted for in accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” The transaction was determined to be a TDR based on EITF 02-4 which states that a creditor is deemed to have granted a concession if the debtor’s effective borrowing rate on the restructured debt is less than the effective borrowing rate of the old debt immediately prior to the restructuring. In addition, on the modification date it was determined that the total future cash payments under the terms of the modified note were greater than the carrying amount of the original note. Accordingly, the effects of the restructuring were accounted for prospectively from the time of the restructuring, and the difference between the total future cash payments under the terms of the modified note and the carrying amount of the original note were amortized to interest expense. The 1,750,000 shares of common stock issued to Carr Miller were valued at $105,000 based on the stock trading price on January 10, 2009, which was recorded as interest expense for the six months ended June 30, 2009.

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

On October 15, 2008, the Company entered into a settlement agreement whereby the parties agreed that 1) the total due to the lender is $450,000 of principal plus $46,250 of accrued interest, late charges, and net royalty interests; 2) the principal will accrue simple interest at 15% per annum via monthly payments of $5,625 commencing October 15th until paid; 3) if any monthly interest payment is not paid by the 25th of the month, a one-time late payment penalty of $250 will be applied and accrued; 4) the lender waives forever any and all claim against the revenues, ownership, net royalty interest and any claim against Indigo No. 3 well; 5) in the event that Indigo does not pay the balance by October 15, 2009 and the agreement is not automatically renewed per item 7 below, or Indigo declares bankruptcy, the lender’s rights to the net revenue interest in Indigo No. 3 well will revert to 100% for the life of the well; 6) the lender releases Indigo, its officers, directors and agents from any liability arising out of the replacement of this settlement agreement and terminating all prior agreements and notes including any and all defaults, fees, penalties and interest on any notes as well as any other claims that the lender may have against Indigo; and 7) this initial term is for one-year commencing October 15, 2008 and will automatically renew from year to year under the same terms and conditions unless terminated by either party after the initial term or payment in full of the balance. As of August 4, 2009, the Company has made the required monthly payments of $5,625.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note Payable 2 – Related Party

On January 19, 2007, we borrowed $200,000 from the Braatz Family, who became a related party in October 2008. On March 15, 2008, the Company entered into a Modification and Settlement Agreement with the noteholders whereby the Company was released from all its obligations under the original promissory note. Under the settlement agreement, since the Company did not pay the principal amount of the original note plus a 10% penalty fee on or before May 1, 2008 (“Due Date”), the Company was required to issue to the noteholder one share of its common stock for every dollar of the principal and penalty then outstanding for every month past the Due Date on which the note principal and penalty charge remain unpaid. For the six months ended June 30, 2009, the Company has issued 220,000 of penalty shares and had 1,100,000 penalty shares issuable to the noteholder. The shares were valued at $66,000 and recorded as interest expense. On September 30, 2008, the note was extended to December 31, 2008. As of August 4, 2009, the note remained unpaid, the Company was in default on the obligation, and the Modification and Settlement Agreement that was in effect was deemed void.

Note Payable 5

On February 15, 2007, we borrowed $100,000 from an individual lender and issued a promissory note.  On March 15, 2008, the Company entered into a Modification and Settlement Agreement with the noteholder whereby the Company was released from all its obligations under the original promissory note. Under the settlement agreement, since the Company did not pay the principal amount of the original note plus a 10% penalty fee on or before May 1, 2008 (“Due Date”), the Company was required to issue to the noteholder one share of its common stock for every dollar of the principal and penalty then outstanding for every month past the Due Date on which the note principal and penalty charge remain unpaid. For the six months ended June 30, 2009, the Company has issued 110,000 of penalty shares and had 550,000 penalty shares issuable to the noteholder. The penalty shares were valued at $33,000 and recorded as interest expense. As of August 4, 2009, the note remained unpaid, the Company was in default on the obligation, and the Modification and Settlement Agreement that was in effect was deemed void.

Other Promissory Notes

In 2007, we borrowed $430,000 from various individual lenders and issued promissory notes. In January 2009, a note in the amount of $25,000 was extended for the seventh time to March 2009 in exchange for which we agreed to issue 150,000 shares to the lender. We valued the 150,000 shares at $9,000 based on the stock trading price on the note extension date. In April 2009, this note was extended for the eighth time to June 2009 in exchange for which we agreed to issue 150,000 shares to the lender. We valued the 150,000 shares at $7,500 based on the stock trading price on the note extension date. In July 2009, this note was extended for a ninth time to September 2009 in exchange for which we agreed to issue 150,000 shares to the lender. For the six months ended June 30, 2009, the Company recorded interest expense for the amortization of discount on the extension in the amount of $16,500. As of June 30, 2009, unpaid balance on these notes amounted to $165,000. As of August 4, 2009, the Company was in default on $140,000 of these notes.

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

We valued the 1,250,000 shares at $60,000 based on our stock trading price on the date of the promissory notes. We allocated the proceeds from issuance of the two notes and common stock based on the proportional fair value for each item. Consequently, we recorded total discounts of $40,450 on the promissory notes, which are being amortized over the term of the notes. For the six months ended June 30, 2009, amortization of the discounts amounted to $13,018, which was recorded as interest expense. The Company also recorded an additional interest expense of $4,184 during 2009 which was accrued at June 30, 2009.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Long-Term Notes Payable – Related Party

On December 5, 2008, pursuant to the GFA (See Global Financing Agreement below), promissory notes previously issued to CMC in the aggregate principal amount of $2,450,000 and their accrued interest in the amount of $248,412, and accrued interest of $162,806 on three other Carr Miller notes with aggregate principle amount of $1,000,000, which were converted into Indigo’s common stock pursuant to the GFA, were amended and replaced by a new promissory note (“New Note”) totaling $2,861,218.  The New Note is secured by all the assets of the Company, has a maturity date of November 30, 2013 and bears interest at the rate of 10% per annum. In the event of default principal and interest due shall become immediately due and payable. The new debt instruments were recorded with discounts amounting to $1,420,832, which are being amortized over the term of the New Note, and recorded as interest expense. Amortization of the discounts on this note for the six months ended June 30, 2009 amounted to $102,880, which was recorded as interest expense. Additional interest expense on this note was recorded for the six months ended June 30, 2009 in the amount of $143,061.

On December 16, 2008, pursuant to the GFA, the Company borrowed $1,080,000 from Carr Miller and issued a promissory note that provided for interest at 10% per annum with a maturity date of December 16, 2010. This note represents the $1,000,000 of funding for the drilling of the initial two wells per the GFA. The additional $80,000 of funding represents a deposit on legal fees as outlined in the GFA that was paid to Pappas & Richardson, LLC, of which Hercules Pappas, a partner at the Law Firm, became a related party of the Company at the end of January 2008 upon his appointment as a Board Director. The note required that commencing January 16, 2009, the Company is required to make 12 equal monthly interest installment payments on the note, and commencing January 16, 2010, the Company is required to make 12 equal monthly payments equal to the interest plus an equal proportion of the principal amount. As of June 30, 2009, the Company has made the first three interest installment payments aggregating $27,592. The second three interest installment payments aggregating $27,592 plus the seventh interest installment payment were included in a promissory note from Carr Miller dated July 28, 2009 (See Note 10 - Subsequent Events). Within thirty days of funding of the loan, the lender is also to receive 50,000,000 shares of the Company’s common stock. The shares were issued in December 2008. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. The Company valued the 50,000,000 shares at $2,666,667 based on its stock trading price on the date of promissory note. The Company allocated the proceeds from issuance of the note and common stock based on the proportionate fair value for each item. Consequently, we recorded a discount of $703,080, based on the ascribed value of the 50,000,000 shares of common stock issued to the lender. Amortization of the discounts on this note for the six months ended June 30, 2009 amounted to $112,904, which was recorded as interest expense. Additional interest expense on this note was recorded for the six months ended June 30, 2009 in the amount of $55,184.

On December 30, 2008, the Company borrowed $900,000 from Carr Miller and issued promissory notes that provided for interest at 20% per annum with maturity dates of December 30, 2013. The note in the amount of $500,000 required that commencing January 5, 2010, the Company is required to make 48 equal monthly interest installment payments equal to the total interest due on the note. The note in the amount of $400,000 required that commencing January 5, 2011, the Company is required to make 36 equal monthly interest installment payments equal to the total interest due on the note. Within thirty days of funding of the loans, the lender is also to receive shares of the Company’s common stock equal to fifty times the numerical dollars of the principal of the loans. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. The Company valued the 45,000,000 shares at $3,600,000 based on its stock trading price of $0.08 on the date of promissory notes. The Company allocated the proceeds from issuance of the notes and common stock based on the proportionate fair value for each item. Consequently, we recorded a discount of $720,000, based on the ascribed value of the 45,000,000 shares of common stock issued to the lender. Since the Company did not have enough authorized shares of common stock, the Company agreed to issue CMC 45 shares of the Company’s Series C Preferred Stock, which were issued in January 2009.  Each share of Series C Preferred Stock shall automatically convert into 1,000,000 shares of the Company’s common stock upon the occurrence of the Company’s contemplated increase in authorized stock from 600,000,000 to 1,000,0000,000 shares of common stock. On April 21, 2009, upon the increase in the Company’s authorized common stock from 600,000,000 to 1,000,000,000 shares (see Note 8), the 45 shares of Series C Preferred Stock automatically converted into 45,000,000 shares of common stock, which were issued on April 22, 2009. The preferred shares will vote on an as converted basis. All shares of the Company’s stock issued to CMC are subject to restrictions under Rule 144 and are subject to volume limitations imposed on affiliates of the Company upon the sale thereof. The purpose of the loans is: (i) to procure an accounts payable settlement on ten operating wells previously drilled by the Company (ii) to provide the Company with the necessary funds to settle the Company’s obligations with certain professionals; and (iii) to provide the Company with the funding it requires to begin drilling a third well in the Dubois field, which well is, adjacent to, but separate and distinct from the two wells currently being drilled by the Company that were provided for in the Global Financing Agreement. Amortization of the discounts on these notes for the six months ended June 30, 2009 amounted to $31,310, which was recorded as interest expense. Additional interest expense on this note was recorded for the six months ended June 30, 2009 in the amount of $89,877.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 31, 2008, the Company borrowed $200,000 from Carr Miller and issued promissory notes that provided for interest at 20% per annum with a maturity date of December 31, 2013. The note required that commencing January 6, 2010, the Company is required to make 48 equal monthly interest installment payments equal to the total interest due on the note. Within thirty days of funding of the loan, the lender is also to receive shares of the Company’s common stock equal to ten times the numerical dollars of the principal of the loan. The shares were issued in January 2009. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. The Company valued the 2,000,000 shares at $160,000 based on its stock trading price of $0.08 on the date of promissory note. The Company allocated the proceeds from issuance of the note and common stock based on the proportionate fair value for each item. Consequently, we recorded a discount of $88,800, based on the ascribed value of the 2,000,000 shares of common stock issued to the lender was recorded. Amortization of the discounts on this note for the six months ended June 30, 2009 amounted to $6,723, which was recorded as interest expense. Additional interest expense on this note was recorded for the six months ended June 30, 2009 in the amount of $20,000.

In February 2009, the Company borrowed an aggregate of $300,000 from Carr Miller and issued promissory notes that provided for interest at 10% per annum with a maturity date in February 2014. Commencing February 2010, the Company is required to make 48 equal monthly interest installment payments equal to the total interest due on the note. Within thirty days of funding of the loan, the lender is also to receive shares of the Company’s common stock equal to ten times the numerical dollars of the principal of the loan. These shares were issued in April 2009. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. The Company valued the 3,000,000 shares at $235,000 based on the stock trading price on the dates of promissory notes. The Company allocated the proceeds from issuance of the note and common stock based on the proportionate fair value for each item. Consequently, we recorded a discount of $131,600, based on the ascribed value of the 3,000,000 shares of common stock issued to the lender. Amortization of the discounts on these notes for the six months ended June 30, 2009 amounted to $7,671, which was recorded as interest expense. Additional interest expense on these notes was recorded for the six months ended June 30, 2009 in the amount of $8,192.

In February through June 2009, the Company borrowed an aggregate of $1,140,000 from Carr Miller and issued promissory notes that provided for interest at 10% per annum with a maturity dates in February through June of 2011. These notes represent the first and second traunch and part of the third traunch of the Additional Funding per the GFA (See Global Financing Agreement – Related Party section under Note 6). In the event these notes are unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. Interest expense on these notes was recorded for the six months ended June 30, 2009 in the amount of $32,520. In July 2009, one of the notes was amended to change $25,000 of the note from being designated as Additional Funding per the GFA (See Global Financing Agreement – Related Party section under Note 6) to being designated for general and operating expenses. In exchange, the lender is to receive shares of the Company’s common stock equal to ten times the numerical dollars of the amended amount. The 250,000 shares were issued in July 2009.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On May 6, 2009, the Company borrowed $50,000 from Carr Miller and issued promissory notes that provided for interest at 10% per annum with a maturity date of May 6, 2014. The note required that commencing May 6, 2010, the Company is required to make 48 equal monthly interest installment payments equal to the total interest due on the note. Within thirty days of funding of the loan, the lender is also to receive shares of the Company’s common stock equal to ten times the numerical dollars of the principal of the loan. The shares were issued in July 2009. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. The Company valued the 500,000 shares at $20,000 based on its stock trading price of $0.04 on the date of promissory note. The Company allocated the proceeds from issuance of the note and common stock based on the proportionate fair value for each item. Consequently, we recorded a discount of $14,300, based on the ascribed value of the 500,000 shares of common stock issued to the lender was recorded. Amortization of the discounts on this note for the six months ended June 30, 2009 amounted to $403, which was recorded as interest expense. Additional interest expense on this note was recorded for the six months ended June 30, 2009 in the amount of $753.

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

Under the terms of the Agreement, CMC irrevocably agreed to provide the Company with funding in the amount of up to $1,000,000 to be used exclusively for the Company’s drilling activities (the “Funding”).  The Company received this funding in November and December of 2008 (See Long-Term Notes Payable – Related Party section above). Upon the completion of the drilling activities, CMC also committed to provide the Company with additional funding in the amount of $500,000 each month for a period of 6 months, which amount shall be used to meet the Company’s objective of one new well drilled each month and to fund other reasonable expenses (the “Additional Funding”). The Additional Funding will be in the form of promissory notes with two year maturities and an interest rate of 10%. The first traunch of this funding was received in February 2009, the second traunch of this funding was received in March and April 2009, and third traunch of this funding was received in June and July 2009.

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

d.
In consideration of the commitment for the Additional Funding, the Company shall issue to CMC 10 shares of Common Stock for every dollar committed to the Company from such Additional Funding, which equals an aggregate of 30,000,000 shares.  The number of shares issuable to CMC upon the occurrence of the Additional Funding was arrived at using the same formula the Company has used for similar funding activities throughout 2008.  These shares shall be effective immediately and issued upon the Company’s increase in its authorized shares in a sufficient quantity to allow the issuance. The shares were issuable in the form of shares of the Company’s Series C Preferred Stock at December 31, 2008, and were issued in January 2009. On April 21, 2009, upon the increase in the Company’s authorized common stock from 600,000,000 to 1,000,000,000 shares (see Note 8), the 30 shares of Series C Preferred Stock automatically converted into 30,000,000 shares of common stock, which were issued on April 22, 2009. The Company valued the 30,000,000 shares at $600,000 based on its stock trading price of $0.02 on the date of the agreement, and recorded the amount to deferred loan fees. The Company recorded amortization expense of deferred loan fees in the amount of $31,260 for the six months ending June 30, 2009 based on receiving the first and second traunch and part of the third traunch of the Additional Funding.

The above share issuances combined with the shares previously issued to Carr Miller and shares assigned to Carr Miller under a Voting Agreement (see Common Stock under Note 8) resulted in Carr Miller having voting rights to more than 50% of the Company’s common stock as of December 31, 2008.

Lastly, the Company also agreed to appoint Mr. Everett Miller as the Company’s Chief Operating Officer.

On December 24, 2008, our Board of Directors adopted a resolution approving the amendment of the Company’s Articles of Incorporation to allow for a change in the Company’s corporate name from “Indigo-Energy, Inc.” to “Carr Miller Energy, Inc.” (the “Name Change”). Subsequently, stockholders representing 53.6% of the Company’s outstanding common stock as of January 14, 2009 (the "Majority Stockholders") executed a written consent to allow for the Name Change. Although a decision has yet to be made as to the name change, at the appropriate time a Certificate of Amendment to our Articles of Incorporation effectuating the Name Change will be filed with the Secretary of State of Nevada (the “Certificate of Amendment”) and the Name Change will become effective at the close of business on the date it is accepted for filing by the Secretary of State of Nevada.

Summary

The following summarizes the Company’s notes and loan payable as of June 30, 2009:

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Instrument	Maturity Dates as of August 4, 2009	Principal Amount Owed	Debt Discount	Amount Reflected on Balance Sheet
Convertible Notes
Convertible Notes Series 1	September-October 2009	$666,667	$(83,175)	$583,492
Non-Convertible Notes
Convertible Notes Series 2
(conversion option later
eliminated)	October 2007	50,000	-	50,000
Convertible Notes Series 2 -
related party (conversion
option later eliminated)	December 2008	75,000	-	75,000
Note Payable 1	October 2009	432,136	-	432,136
Note Payable 2 - related party	December 2008	200,000	-	200,000
Note Payable 5	May 2008	100,000	-	100,000
Other Promissory Notes	January 2008 - Dec. 2009	190,000	(4,950)	185,050
Other Promissory Notes -
related party	December 2009	100,000	(22,482)	77,518
Long-Term Notes Payable -
related party	December 2010 - May 2014	6,861,218	(2,785,907)	4,075,311

Total		$8,675,021	$(2,896,514)	$5,778,507

		Less long-term portion		4,075,311
		Current portion		$1,703,196

The current portion is reflected in the balance sheet as follows:

	June 30,	December 31,
	2009	2008
Notes payable, net	$767,185	$835,863
Note payable, net – related party	352,518	525,000
Convertible notes, net	583,493	430,723
	$1,703,196	$1,791,586

Interest expense related to the amortization of discounts on notes payable, value of penalty shares and shares issued in connection with amended notes for the six months ended June 30, 2009 was $703,371, of which $498,901 was from related parties. Additional interest on notes payable pursuant to the rates charged on the notes for the six months ended June 30, 2009 was $402,882 of which $340,805 was from related parties. Accrued interest at June 30, 2009 was $744,339, of which $535,027 was due to related parties.

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

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On May 18, 2009, the Company entered into a Global Settlement Agreement with Leo Moore whereby Leo Moore agreed to release his rights to outstanding debt of approximately $199,500, including accrued interest of $35,000, in exchange for 3,000,000 shares of the Company’s stock.

On July 11, 2006, we entered into a Mutual Release and Settlement Agreement (“Moore Settlement Agreement”) with Jerry Moore, certain of his family members and affiliates (“Moore Family”). Moore Family had received 49,100,000 of our shares of common stock and became the majority shareholder of us on December 15, 2005 during the recapitalization of the Company in 2005. Under the Moore Settlement Agreement, Moore Family agreed to surrender to us 28,485,000 shares of our common stock, in exchange for which we agreed to pay Moore Family a total of $150,000 in installment payments.  On March 20, 2008 we entered into a Modification and Settlement Agreement with the Moore Family whereby we agreed to settle our obligation due to Moore Family by paying cash amount of $100,000 on or before June 30, 2008 and issuing 5,000,000 shares of our common stock to Moore Family. The Company valued the common stock at $350,000 based on the closing price of the stock as of the date of the agreement, and fully amortized the cost to interest expense over the term of the March 20, 2008 settlement agreement.

On May 18, 2009, the Company entered into a Global Settlement Agreement with Moore Family whereby Moore Family agreed to release their rights to outstanding debt of approximately $100,000, including accrued interest of $20,000, in exchange for 3,000,000 shares of the Company’s stock.

The Company valued the aggregate 6,000,000 shares issued to Leo Moore and More Family pursuant to the Global Settlement Agreements as described above at $180,000 based on its stock trading price of $0.03 on the date of the Global Settlement Agreements.  Accordingly, the Company recorded a gain on extinguishment of debt in the amount of $119,500 for the six months ending June 30, 2009.

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

On March 10, 2009, the Company’s Board of Directors approved the issuance of 20 shares of the Company’s Series D to each of Mr. Steven Durdin and Mr. James Walter. The 40 shares of the Series D, which will automatically convert into 40,000,000 shares of the Company’s common stock upon increase of the Company’s authorized shares, were issuable at March 31, 2009 and valued at $2,000,000 based on the Company’s stock trading price of $0.05 per share on March 10, 2009.  This consulting expense is reflected under the caption general and administrative expense – related party in the statement of operations.  On April 2, 2009, the Company issued the 40 shares of the Series D.  On April 21, 2009, upon the increase in the Company’s authorized common stock from 600,000,000 to 1,000,000,000 shares (see Common Stock section below), the 40 shares of Series D Preferred Stock automatically converted into 40,000,000 shares of common stock, which were issued on April 22, 2009.The issuance of Series D to both Mr. Durdin and Mr. Walter are in consideration for the extensive efforts extended by each of them in relation to the completion of the drilling on the wells in the Dubois Field and for their continued efforts in preparation for other drilling activities in the Illinois Basin.

Common Stock

In November 2008, the Company entered into a voting rights agreement with Carr Miller and related party stockholders of the corporation (“Related Stockholders”) (James Walter Sr., who became one of our Board Members in October 2007 and James Walter, Jr. and Tammy Walter, family members of James Walter Sr. who then collectively owned 33,119,454 shares of common stock; and Steve Durdin, the Company’s CEO and President who then owned 3,959,031 shares of common stock), whereby the Related Stockholders agreed to assign Carr Miller all the voting rights attributable to the 37,078,485 shares of common stock then held by them for a period of 5 years. 1/5th of the voting rights shall be released back to the Related Stockholders from Carr Miller at the end of each year for a period of 5 years. The combination of the shares assigned under this voting rights agreement and the shares issued or to be issued under the GFA (See Global Financial Agreement section under Note 6) gave Carr Miller control of the majority of the common stock of the Company.

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

Shares Issued Pursuant to Various Consulting Agreements

On February 1, 2009, the Company entered into a consulting agreement with James T. Dunn III (“Dunn”) to provide consulting services and support for the Company’s business development, assist in development of the Company’s strategic marketing and business plan and to handle other duties as assigned by Company’s management. The term of this consulting agreement was for a one month period commencing February 1, 2009. As compensation, a warrant to purchase 200,000 shares of the Company’s common stock was to be issued to Mr. Dunn. The warrant will have an exercise price of $0.05 per share, vest immediately, and expire in five years. The warrant was issued on March 13, 2009 and ascribed a value of $10,000, using the Black-Scholes model, assuming a volatility of 248.55%, a risk-free rate of 1.875% and an expected dividend yield of zero, resulting in consulting expense of $10,000 in the six months ended June 30, 2009.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 1, 2009, the Company entered into a consulting agreement with Denny Ramos (“Ramos”) to provide consulting services and support for the Company’s business development, assist in development of the Company’s strategic marketing and business plan and to handle other duties as assigned by Company’s management. The term of this consulting agreement was for a one month period commencing February 1, 2009. As compensation, a warrant to purchase 200,000 shares of the Company’s common stock was to be issued to Mr. Ramos. The warrant will have an exercise price of $0.05 per share, vest immediately, and expire in five years. The warrant was issued on March 13, 2009 and ascribed a value of $10,000, using the Black-Scholes model, assuming a volatility of 248.55%, a risk-free rate of 1.875% and an expected dividend yield of zero, resulting in consulting expense of $10,000 in the six months ended June 30, 2009.

On May 15, 2009, the Company entered into a consulting agreement with Dr. Larry Stowe (“Stowe”) to 1) assist in the Company’s interim fundraising efforts for the Company’s drilling activities in the Dubois field in Indiana (“Wells”), 2) develop a 45 day completion strategy to ensure the Company’s completion of the Wells to full production capacity, 3) represent the Company’s interests in discussions and negotiations with field personnel, and 4) provide direct assistance in the execution of the completion strategy described above. As compensation, Stowe will receive $5,000 by May 15, 2009 and $5,000 by May 22, 2009 for items 1 through 3 above; and $25,000 for the completion of item 4 above subject to receipt of funding from any source for the completion of the Wells. The term of this agreement is for 45 days commencing May 15, 2009. As of August 4, 2009, Stowe has received an aggregate of $10,000 for items 1 through 3 above, and item 4 remains uncompleted.

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

As of August 2008 the Company was in default on all of its insurance policies including, but not limited to, its policies covering general and excess liability, directors and officers, errors and omissions, as well as sudden and accidental coverage on the wells. The occurrence of an uninsured event which may result in financial damage to the Company could have a material adverse effect on our financial condition and results of operations. Management intends to have all of these policies reinstated. On September 18, 2008, the Company obtained a new policy for directors and officers insurance and is current on this policy. As of August 4, 2009, most policies have not been reinstated, and management is unaware of any uninsured event which may result in financial damages to the Company.

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

Potential Loss of Oil and Gas Interests/ Cash Calls

The Company still owes certain operator payments on drilling wells and might be subject to future cash calls due to (1) the drilling of any new well or wells on drilling sites not covered by the original drilling contracts; (2) rework or recompletion of a well; (3) deepening or plugging back of dry holes, etc. If the Company does not pay delinquent amounts due or its share of future Authorization For Expenditures (“AFE”) invoices, it may have to forfeit all of its rights in certain of its interests in the applicable prospects and any related profits. If one or more of the other members of the prospects fail to pay their share of the prospect costs, the Company may need to pay additional funds to protect its investments.

Other

In December 2006, the Company was cited for certain violations by the West Virginia Department of Environmental Protection (“DEP”) pertaining to the drilling area around their wells. The violations generally consist of: the Company’s failure to seed and mulch the ground in the well area; the failure to properly mark the wells with signage; and leaving certain piping on the ground. In February 2007, the Company engaged a contractor to cure these violations and obtain abatements from the DEP. The estimated remediation costs were $50,000, of which the Company paid $25,000 in February 2007. As of November 15, 2007, the contractor has not completely finished the remediation work and since that time, the Company has renegotiated the remediation contract by agreeing to pay $16,000 for all remaining work. At the time when all remediation work is done, it is expected that the DEP will abate all violations. The DEP has allowed the Company to continue its drilling and production during this curative process. The estimated remediation costs were included in accounts payable and accrued expenses at June 30, 2009 and December 31, 2008. As of August 4, 2009, $16,000 remained unpaid.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 26, 2007, we entered into a settlement agreement with Morgantown Excavators, Inc. (“MEI”) for the outstanding balance of $50,010 we owed to MEI for the environmental remediation services provided by MEI during the first and second quarter of 2006. In 2007, we paid a total of $15,000 to MEI. As of December 31, 2008, we still owed MEI $36,510, including $10,500 of late fees, which is included in accounts payable and accrued expenses in the accompanying balance sheet.  In 2008, we paid a total of $5,000 to MEI. As of June 30, 2009, we still owed MEI $33,010, including $12,000 of late fees, which is included in accounts payable and accrued expenses in the accompanying balance sheet.  As of August 4, 2009, $33,010 remained unpaid.

On May 6, 2009, Akerman Construction Co., Inc. (“Akerman”), a subcontractor of Epicenter, filed a Mechanic’s Lien against Indigo and two other parties on the four wells drilled by the subcontractor on the Dubois Field of Indiana (see Oil and Gas Operations in Illinois Basin section under Note 5) for claims aggregating $875,969, due to Epicenter’s failure to pay obligations for the drilling costs.  The Company has engaged counsel to resolve these lien claims, which were still pending as of August 4, 2009.

In May 12, 2009, M&M Pump & Supply, Inc. (“M&M”), a subcontractor of Epicenter, filed a Mechanic’s Lien against Indigo, Epicenter and four other parties on the four wells drilled on the Dubois Field of Indiana (see Oil and Gas Operations in Illinois Basin section under Note 5) for claims aggregating $125,160, due to Epicenter’s failure to pay obligations for the drilling costs.  The Company has engaged counsel to resolve these lien claims, which were still pending as of August 4, 2009.

On May 20, 2009, the Company entered into a Letter Agreement with Epicenter, Spectrum Facilitating Technologies, LLC (“Spectrum”), and Stowe (collectively the “Parties”). The Parties agreed that approximately $5,000,000 of additional funds are required to complete the four wells drilled on the Dubois Field of Indiana. The Parties further agreed that Spectrum shall arrange for funding in the amount of $5,000,000 which will be deposited into a bank account subject to the control and direction of Spectrum. The amount of funds drawn down from the said $5,000,000 will bear interest at the rate of 10% per annum. Interest will be paid annually with the first payment being due on or before one year from the date of first disbursement of any funds from said bank account, or upon repayment of the $5,000,000, whichever is first. The Parties further agreed that Indigo and Epicenter will form a new LLC which will have two managing members, Robert Turnage from Epicenter directing all well and field related operations and Stanley L. Teeple from Indigo directing all administrative and accounting functions. The new LLC will be owned 50% by Indigo and 50% by Epicenter. On May 27, 2009, Dubois Partners, LLC was formed according to this Letter Agreement. Once production from the four wells in the Dubois Field is confirmed by Spectrum, a second phase of funding will be secured by Spectrum, of which Indigo and Epicenter will each receive further funding to be used for each company’s respective projects. Epicenter will purchase all of Indigo’s interest in the Dubois Field for an amount to be mutually agreed upon. In addition, the Parties agreed that all future sales from production from the four Dubois wells will be deposited into Dubois Partners, LLC as working capital until the entire $5,000,000 funding is repaid or the dissolution of Dubois Partners, LLC.

On June 6, 2009, Dubois Partners, LLC entered into a service agreement to retain Spectrum to perform facilitation and due diligence services to identify and report on the validity of certain assets and business development plans of Dubois Partners, LLC. The compensation of Spectrum by Dubois Partners, LLC has not yet been determined.

On June 11, 2009, Dubois Partners, LLC entered into a Financing Agreement with Elite Dom Establishment (“Elite”), a Registered Trader in Dubai, United Arab Emirates. The agreement provides for a $5,000,000 short-term bridge loan (“Bridge Loan”) and more significant long-term financing from Elite depending on the outcome of ongoing due diligence efforts regarding Dubois Partners, LLC’s projects. The Bridge Loan will bear interest at 10% per annum, and matures upon the closing of the long-term financing. As collateral for the financing, all assets of Dubois Partners, LLC will be pledged. In addition, Indigo and Epicenter will guarantee the performance and repayment of all principal and interest of the Bridge Loan to Elite. Elite’s obligations are dependent on Spectrum completing the due diligence required for the Bridge Loan.   On July 23, 2009, Spectrum and Elite further requested that the Bridge Loan be personally guaranteed by the principals of Dubois Partners, LLC.  As of August 11, 2009, the Bridge Loan has not yet been funded by Elite.

INDIGO-ENERGY, INC.
(AN EXPLORATION STAGE ENTITY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SUBSEQUENT EVENTS NOT DISCLOSED ELSEWHERE

On July 16, 2009, the Company borrowed $15,000 from Carr Miller and issued a promissory note that provided for interest at 10% per annum with a maturity date of July 16, 2011. This note represents part of the third traunch of the Additional Funding per the GFA (See Global Financing Agreement – Related Party section under Note 6). In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount.

On July 28, 2009, the Company borrowed $333,291 from Carr Miller and issued a promissory note that provided for interest at 10% per annum with a maturity date of July 28, 2011. This note represents final part of the third traunch of the Additional Funding per the GFA (See Global Financing Agreement – Related Party section under Note 6) reduced by $36,709 for unpaid interest as required under a promissory note with Carr Miller dated December 16, 2008 (See Long-Term Notes Payable – Related Party section under Note 6). In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount.

On July 30, 2009, the Company entered into a Settlement Agreement (“Agreement”) with Carr Miller, and Gersten Savage LLP (“GS”) as escrow agent, as required by the Financing Agreement with Elite as described above. The parties acknowledged that Carr Miller is the owner of an aggregate of 348,127,288 shares of the Company’s common stock, options to purchase 5,250,000 shares of Indigo’s common stock (“CMC Options”), and warrants to purchase 37,950,000 shares of Indigo’s common stock (“CMC Warrants”). The parties further agreed that Indigo is indebted to Carr Miller in the total amount of $7,209,508 plus accrued interest on 17 promissory notes of various amounts and dates (“CMC Notes”). The Agreement provided that as part of the Financing Agreement, Indigo would be required to settle all obligations with Carr Miller. The Agreement further provided that 270,127,288 of the shares owned by Carr Miller (“CMC Shares”), all of the CMC Options, all of the CMC Warrants, all of the CMC Notes, and all stock powers executed in blank (collectively “CMC Securities”) be held by GS as collateral until CMC Notes are settled as described below. In exchange, Carr Miller will receive $2,500,000 no later than August 15, 2009 which will be deducted from the total amount owed pursuant to the CMC Notes, and no later than November 15, 2009, Carr Miller will receive an additional $7,500,000 which will be deemed to satisfy the CMC Notes in full. It is intended that Elite will provide funding to Indigo for these purposes. Upon Carr Miller’s receipt of the additional $7,500,000, the CMC Securities will be cancelled. Until such payment is made, Carr Miller will retain all of its ownership rights with respect to the CMC Securities, except that it may not transfer any of such securities while they are held in escrow. In the event that Carr Miller does not receive the balance of $7,500,000 on or before November 1, 2009, 1) Indigo will cancel $2,500,000 of the oldest of the CMC Notes and the remainder of the CMC Notes will remain in full force and effect, and 2) GS will return the CMC Shares, the CMC Warrants, and CMC Options that it will then be holding in escrow. In the event that Carr Miller does not receive the $2,500,000 by August 16, 2009, this Agreement shall be of no further force and effect. Also as part of the Agreement, Carr Miller will be entitled to 10% of Indigo’s net revenue interest in the four wells already drilled in the Dubois Field, Dubois County, Indiana.  On August 16, 2009, the Agreement was amended to extend the due date of repayment for $2,500,000 to Carr Miller to August 21, 2009.

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

Results of Operations for the Six Months Ended June 30, 2009 and June 30, 2008

We incurred a net loss for the six-month period ended June 30, 2009 in the amount of $4,103,759 compared to a net loss of $8,568,952 for the six-month period ended June 30, 2008. The decrease in net loss of $4,465,193 was primarily attributable to a $3,329,550 decrease in interest expense, a $665,178 decrease in settlement expense, and a $388,378 decrease in general and administrative expenses.

Revenues

We generated revenue in the amount of $109,576 for the six-month period ended June 30, 2009 compared to $291,587 for the six-month period ended June 30, 2008. The decrease of $182,011 in revenue was primarily due to $95,025 of additional revenue included in the six-month period ended June 30, 2008 that resulted from a Modification and Settlement Agreement with TAPO Energy, LLC, a general decline in prices paid for oil and gas products, as well as adjustments to previous production estimates.

General and Administrative Expenses

General and administrative expenses for the six-month period ended June 30, 2009 were $3,040,921 compared to $3,429,299 for the six-month period ended June 30, 2008. The decrease of $388,378 in general and administrative expenses was primarily due to a decrease in share-based compensation expense in the amount of $1,073,700 and a decrease in legal fees in the amount of $113,145 which was offset by an increase in consulting expense in the amount of $760,547. General and administrative expenses of $3,040,921 for the six-month period ended June 30, 2009 were primarily comprised of $2,371,293 of consulting fees, $329,530 of accounting fees, $91,000 of salaries and $88,928 of legal fees.

Interest Expense

Interest expense for the six-month period ended June 30, 2009 was $1,117,208 compared to $4,446,758 for the six-month period ended June 30, 2008. Interest expense for the six-month ended June 30, 2008 was primarily comprised of $830,000 of interest related to drilling lease option extensions, $3,779,004 of interest on various notes payable, including amortization of discounts on the notes in the amount of $2,981,822, and $98,707 of interest related to the amortization of the beneficial conversion feature on our Series 1 convertible notes.

Interest expense incurred in the six-month period ended June 30, 2009 primarily consisted of $953,483 of interest on various notes payable, including amortization of discounts on the notes in the amount of $390,409, and $152,770 of interest related to the amortization of the additional liability for conversion features on our short-term convertible notes.

Settlement Expense

We incurred settlement expense from our Global Settlement Agreement with all the other partners of Indigo LP for the six-month period ended June 30, 2009 in the amount of $105,068 compared to $770,246 for the six-month period ended June 30, 2008. The decrease was primarily due to the $710,321 settlement expense the Company recorded for the six-month period ended June 30, 2008 as a result of value of the other partners’ non-controlling interest as of the date of the Global Settlement Agreement being less than the consideration provided to them under the agreement.

Pre-Acquisition Income

For the six-month period ended June 30, 2008, we recorded a pre-acquisition income of $44,135. This represented the 50% net income from Indigo LP for the three-month period ended March 31, 2008, the date of the Global Settlement Agreement we entered into with the other partners of Indigo LP, which was allocated to those partners.

Results of Operations for the Three Months Ended June 30, 2009 and June 30, 2008

We incurred a net loss for the three-month period ended June 30, 2009 in the amount of $916,365 compared to a net loss of $4,547,399 for the three-month period ended June 30, 2008. The decrease in net loss of $3,631,034 was primarily attributable to a $2,372,601 decrease in interest expense and a $1,134,779 decrease in general and administrative expenses.

Revenues

We generated revenue in the amount of $15,487 for the three-month period ended June 30, 2009 compared to $98,885 for the three-month period ended June 30, 2008. The decrease of $83,398 in revenue was primarily due to a general decline in prices paid for oil and gas products, as well as adjustments to previous production estimates.

General and Administrative Expenses

General and administrative expenses for the three-month period ended June 30, 2009 were $466,876 compared to $1,601,655 for the three-month period ended June 30, 2008. The decrease of $1,134,779 in general and administrative expenses was primarily due to a decrease in consulting expense in the amount of $1,105,775. General and administrative expenses of $466,876 for the three-month period ended June 30, 2009 were primarily comprised of $129,126 of consulting fees, $144,179 of accounting fees, $66,959 of legal fees, and $62,500 of salaries expense.

Interest Expense

Interest expense for the three-month period ended June 30, 2009 was $516,416 compared to $2,889,017 for the three-month period ended June 30, 2008. Interest expense for the three-month period ended June 30, 2008 was primarily comprised of $405,000 of interest related to drilling lease option extensions, $2,640,072 of interest on various notes payable, including amortization of discounts on the notes in the amount of $797,182, and $48,694 of interest related to the amortization of the beneficial conversion feature on our Series 1 convertible notes.

Interest expense incurred in the three-month period ended June 30, 2009 primarily consisted of $429,344 of interest on various notes payable, including amortization of discounts on the notes in the amount of $192,159, and $81,346 of interest related to the amortization of the additional liability for conversion features on our Series 1 convertible notes.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of our common stock and the issuance of promissory notes. As of June 30, 2009, we had a cash balance of $0.

We require a minimum of approximately $6,300,000 for the next 12 months, which includes approximately $600,000 to pay for our outstanding professional fees, $1,900,000 to pay for the outstanding drilling costs to various drillers, $600,000 to the other former partners of Indigo LP as a result of the settlement agreement, $1,700,000 to pay our note payable obligation as well as $1,500,000 of accrued interest and fund other operating costs.   We need cash immediately, as we have no cash at the current time.  In addition to the minimum amount required, the Company expects to spend an additional $4,600,000 for lease acquisition and drilling activities. The amount we anticipate for our exploration and drilling needs is subject to wide fluctuations, as to date, we have been unable to accurately budget for our drilling and exploration costs and have encountered significant budget overruns in our current drilling program.  Moreover, in the event we locate additional prospects for acquisition, experience cost overruns at our current prospects or fail to generate projected revenues, we will also need additional funds during the next twelve months. We currently do not have sufficient funds to sustain our current operations, pay our debts and other liabilities, and operate at our current levels for the next twelve months. Accordingly, we need to immediately raise additional funds through the sale of our securities or other fundraising means.  We plan to raise funds from private offerings of our equity and debt securities in order to fund our operations through June 30, 2010.  In July 2009, we also sold certain oil and gas interests for a $630,000.  Further, as of the date of this filing, we have a financing agreement with Elite Don Establishment, a Registered Trader in Dubai, United Arab Emirates (“Elite”) relative to a $5,000,000 short term bridge loan and potentially a more significant long-term financing.  Such long-term financing is dependent on on-going due diligence efforts regarding the projects of Dubois Partners, LLC.  As of August 11, 2009, Elite has not provided any funding under this agreement and the Company has not entered into any other agreements with any party relating to the sale of its debt or equity securities which will provide it with the funding necessary for the Company.

Our ability to continue as a going concern is dependent upon us raising additional financing on terms desirable to us. If we are unable to obtain additional funds when required, or if the any financing is obtained on terms that are unfavorable to us, management may be required to delay, scale back or eliminate its well development program or even be required to relinquish its interest in one or more properties or in the extreme situation, cease operations.

Critical Accounting Policies and Estimates

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These accounting principles require management to use estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period. Management reviews its estimates, including those related to the determination of proved reserves,  estimates of future dismantlement costs, estimates of future cash flows in valuing oil and gas proprieties, estimates of average expected life and annual forfeitures of stock options and warrants, estimates of fair market value of debt used in evaluating whether the accounting for debt modifications should be accounted for as a troubled debt restructuring (“TDR”) or as an extinguishment or modification of debt, estimates for the liability for variable conversion features on its convertible debenture, income taxes and litigation. Actual results could differ from those estimates.

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

The Company had no off balance sheet transactions during the quarter ended June 30, 2009.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of June 30, 2009.

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

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the fiscal quarter ending June 30, 2009.

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

The Company is not a party to any litigation.  However, on May 6, 2009, Akerman Construction Co., Inc., a subcontractor of Epicenter, filed a Mechanic’s Lien against Indigo and two other parties on the four wells drilled by it on the Dubois Field of Indiana for claims aggregating $875,969.  Such claim was predicated on Epicenter’s failure to pay obligations for the drilling costs.  The Company has engaged counsel to resolve these lien claims, which were still pending as of August 4, 2009.

In May 12, 2009, M&M Pump & Supply, Inc., a subcontractor of Epicenter, filed a Mechanic’s Lien against Indigo, Epicenter and four other parties on the four wells drilled on the Dubois Field of Indiana  for claims aggregating $125,160.  Such claim was predicated on Epicenter’s failure to pay obligations for the drilling costs.  The Company has engaged counsel to resolve these lien claims, which were still pending as of August 4, 2009.

Our address for service of process in Nevada is 2857 Sumter Valley Dr., Henderson, NV 89052.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In April 2009, the Company issued 30,000,000 shares of common stock for the conversion of 30 shares of its Series C Preferred Stock.  These shares were issued pursuant to a Global Financing Agreement previously entered into by the Company, and as consideration for Carr Miller’s commitment to provide the Company with additional funding in the amount of $500,000 each month for a period of 6 months, to be used for drilling activities.

In April 2009, the Company issued 45,000,000 shares of common stock for the conversion of 45 shares of its Series C Preferred Stock.  These shares were issued as part of the consideration for promissory notes issued by the Company in the amount of $900,000.

In April 2009, the Company issued 40,000,000 shares of common stock for the conversion of 40 shares of its Series D Preferred Stock.  These shares were issued as consideration for consulting services rendered to the Company.

In April 2009, the Company issued 6,300,000 shares of common stock as part of the consideration for promissory notes issued by the Company in the amount of $630,000.

In April 2009, the Company issued 1,250,000 shares of common stock as part of the consideration for promissory notes issued by the Company in the amount of $125,000.

In April 2009, the Company issued 300,000 shares of common stock for promissory note extensions.

In May 2009, the Company issued 6,000,000 shares to settle debt obligations in the amount of approximately $299,500 with two creditors.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As of August 4, 2009, the Company is in default of the following senior securities:

Name of Debtor	Type of Obligation	Principal Amount	Amount Outstanding As of June 30, 2009

Convertible Note - Series 2
Carrie Jean Doine	Promissory Note	$50,000	$76,516
Jerry Braatz, Sr.	Promissory Note	$75,000	$114,308

Series of Notes Payable
Kirsten Braatz	Settlement Agr.	$200,000	$220,000
James T. Dunn III	Settlement Agr.	$100,000	$110,000

Other Promissory Notes
Lonnie Somora	Promissory Note	$50,000	$75,056
Antoinette Davis	Promissory Note	$25,000	$22,514
Robert Rosania	Promissory Note	$25,000	$32,959
Raymond & Gerri Garonski	Promissory Note	$40,000	$59,605

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Identification of Exhibit

3.1	Articles of Incorporation*

3.2	By-Laws*

10.1	Drilling Agreement between Epicenter Oil & Gas, LLC and Indigo-Energy, Inc. dated April 29, 2009

10.2	Promissory Note in favor of Carr Miller Capital, LLC dated April 30, 2009

10.3	Promissory Note in favor of Carr Miller Capital, LLC dated May 6, 2009

10.4	Consulting Agreement with Dr. Larry Stowe, dated May 15, 2009

10.5	Global Settlement Agreement between Indigo-Energy, Inc. and Jerry Moore dated May 18, 2009

10.6	Global Settlement Agreement between Indigo-Energy, Inc. and Leo Moore dated May 18, 2009

10.7	Letter Agreement between Indigo-Energy, Inc., Epicenter Oil & Gas, LLC Spectrum Facilitating Technologies, LLC and Lawrence Stowe dated May 20, 2009

10.8	Promissory Note in favor of Carr Miller Capital, LLC dated June 5, 2009

10.9	Service Agreement between Dubois Partners, LLC and Spectrum Financing Technologies, LLC dated June 6, 2009

10.10	Financing Agreement between Dubois Partners, LLC and Elite Dom Establishments dated June 11, 2009

10.11	Promissory Note in favor of Carr Miller Capital, LLC dated June 30, 2009

10.12	Settlement Agreement between Carr Miller Capital, LLC and Indigo-Energy, Inc. dated July 30, 2009

31.1	Sarbanes Oxley Section 302 Certification

31.2	Sarbanes Oxley Section 302 Certification

32.1	Sarbanes Oxley Section 906 Certification

32.2	Sarbanes Oxley Section 906 Certification

*	Previously filed as exhibit to the 8-K filed by the Company on Feb 2, 2006

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

INDIGO-ENERGY, INC.

	By:	/s/ Steven P. Durdin
Steven P. Durdin
President and Chief Executive Officer
Date: August 18, 2009

Exhibit Index

Exhibit No.	Identification of Exhibit

3.1	Articles of Incorporation*

3.2	By-Laws*

10.1	Drilling Agreement between Epicenter Oil & Gas, LLC and Indigo-Energy, Inc. dated April 29, 2009

10.2	Promissory Note in favor of Carr Miller Capital, LLC dated April 30, 2009

10.3	Promissory Note in favor of Carr Miller Capital, LLC dated May 6, 2009

10.4	Consulting Agreement with Dr. Larry Stowe, dated May 15, 2009

10.5	Global Settlement Agreement between Indigo-Energy, Inc. and Jerry Moore dated May 18, 2009

10.6	Global Settlement Agreement between Indigo-Energy, Inc. and Leo Moore dated May 18, 2009

10.7	Letter Agreement between Indigo-Energy, Inc., Epicenter Oil & Gas, LLC Spectrum Facilitating Technologies, LLC and Lawrence Stowe dated May 20, 2009

10.8	Promissory Note in favor of Carr Miller Capital, LLC dated June 5, 2009

10.9	Service Agreement between Dubois Partners, LLC and Spectrum Financing Technologies, LLC dated June 6, 2009

10.10	Financing Agreement between Dubois Partners, LLC and Elite Dom Establishments dated June 11, 2009

10.11	Promissory Note in favor of Carr Miller Capital, LLC dated June 30, 2009

10.12	Settlement Agreement between Carr Miller Capital, LLC and Indigo-Energy, Inc. dated July 30, 2009

31.1	Sarbanes Oxley Section 302 Certification

31.2	Sarbanes Oxley Section 302 Certification

32.1	Sarbanes Oxley Section 906 Certification

32.2	Sarbanes Oxley Section 906 Certification