Form 10-Q
period 2009-09-30
Indigo-Energy, Inc.
filed 2009-11-20
CIK 356870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 12, 2009
Common stock, $.001 par value	697,401,299

TABLE OF CONTENTS

i

PART I  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Index to Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)	F–1

Condensed Consolidated Statements of Operations (Unaudited)	F–2

Condensed Consolidated Statements of Cash Flows (Unaudited)	F–3

Notes to Unaudited Condensed Consolidated Financial Statements	F–4

INDIGO-ENERGY, INC.
Condensed Consolidated Balance Sheets
 (Unaudited)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$-	$625,222
Accounts receivable	24,765	208,147
Accounts receivable - related party	9,863	13,570
Prepaid expenses	118,322	186,301
Due from related parties	4,425	4,000

Total current assets	157,375	1,037,240

Proved oil and gas properties, net	685,688	725,987
Unproved oil and gas properties	3,741,003	442,403

Other assets
Deferred loan costs, net of accumulated amortization of $338,681 and $263,043 at September 30, 2009 and December 31, 2008, respectively	533,529	609,167

	$5,117,595	$2,814,797

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$3,622,781	$1,820,310
Accounts payable and accrued expenses - related party	44,738	233,774
Current portion of liability due to operator	76,714	81,917
Notes payable, net of discount	765,098	835,863
Notes payable, net of discount - related party	363,512	525,000
Convertible notes, net of discount	666,667	430,723
Due to related parties	-	244,500
Obligation to former noncontrolling interest	265,920	175,787
Obligation to former noncontrolling interest - related party	334,080	220,844

Total current liabilities	6,139,510	4,568,718

Long term liabilities
Liability due to operator, non-current	382,621	433,004
Accrued interest - related party	653,438	30,711
Notes payable, net of discount - related party	4,605,784	2,139,320
Obligation to former noncontrolling interest	212,739	430,434
Obligation to former noncontrolling interest - related party	267,268	540,762

Total long term liabilities	6,121,850	3,574,231

Total liabilities	12,261,360	8,142,949

Commitments and contingencies	-	-

Stockholders' deficit
Series C preferred stock; $0.001 par value; 100 shares authorized; 0 shares issued and 75 shares issuable at September 30, 2009 and December 31, 2008, respectively	-	-
Liquidation preference; see Note 8
Common stock; $0.001 par value; 1,000,000,000 shares authorized; 697,401,299 and 562,346,488 issued and outstanding at September 30, 2009 and December 31, 2008, respectively; 620,000 and 2,994,811 shares issuable at September 30, 2009 and December 31, 2008, respectively	698,021	565,341
Additional paid-in capital	74,607,046	71,993,326
Deficit accumulated since inception of the exploration stage in
December 2005	(82,448,832)	(77,886,819)

Total stockholders' deficit	(7,143,765)	(5,328,152)

	$5,117,595	$2,814,797

See notes to these condensed consolidated financial statements.

INDIGO-ENERGY, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
		2008		2008
		As Adjusted		As Adjusted
	2009	(See Note 4)	2009	(See Note 4)

Revenues	$35,212	$86,584	$125,517	$332,415
Revenues - related party	21,222	34,662	40,493	80,418

Net revenues	56,434	121,246	166,010	412,833

Operating expenses
Operating expenses	16,842	49,979	53,407	156,237
Operating expenses - related party	3,662	2,924	9,266	16,170
Depletion	12,831	27,986	40,300	79,774
General and administrative - related party	70,000	65,000	2,215,000	1,149,005
General and administrative	430,273	337,057	1,326,194	2,682,350

Total operating expenses	533,608	482,946	3,644,167	4,083,536

Loss from operations	(477,174)	(361,700)	(3,478,157)	(3,670,703)

Other income (expenses)
Interest and forbearance expense, net	(172,767)	(1,445,893)	(496,834)	(4,587,934)
Interest expense, net - related party	(438,075)	(1,961,873)	(1,336,284)	(3,187,808)
(Loss) on extinguishment of debt	-	(885,424)	-	(884,233)
Gain (Loss) on extinguishment of debt - related party, net	-	(378,853)	119,500	(378,853)
Gain on sale of oil and gas interest	629,760	-	629,760	-
Failed transaction cost	-	(400,000)	-	(400,000)
Settlement expense	-	(33,633)	-	(445,022)
Settlement expense - related party	-	(29,339)	-	(388,197)

Total other expense, net	18,918	(5,135,015)	(1,083,858)	(10,272,047)

Net loss before pre-acquisition income	(458,256)	(5,496,715)	(4,562,015)	(13,942,750)

Pre-acquisition income	-	-	-	(44,135)

Net loss	$(458,256)	$(5,496,715)	$(4,562,015)	$(13,986,885)

Basic and diluted loss per common share	$-	$(0.02)	$(0.01)	$(0.07)

Basic and diluted weighted average common shares outstanding	697,641,625	237,740,465	645,488,845	209,007,473

See notes to these condensed consolidated financial statements.

INDIGO-ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months
	Ended September 30,
		2008
		As Adjusted
	2009	(See Note 4)

Cash flows from operating activities
Net loss	$(4,562,015)	$(13,986,885)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation for consulting services	-	1,368,907
Stock options granted	-	119,290
Stock options granted - related party	-	954,410
Stock issued - related party	2,020,000	-
Expense on forbearance agreements	-	300,000
Expense on forbearance agreements - related party	-	350,000
Amortization of deferred loan costs	75,638	15,999
Amortization of discount on notes	57,485	1,275,172
Amortization of discount on notes - related party	525,125	342,616
Amortization of discount on convertible notes	235,947	1,532,500
Amortization of discount on convertible notes - related party	-	2,223,307
Depletion expense	40,300	79,774
Share-based interest expense - related party	198,000	-
Settlement expense	-	445,022
Settlement expense - related party	-	388,197
Loss on extinguishment of debt	-	884,233
Gain (loss) on extinguishment of debt - related party	(119,500)	378,853
Gain on sale of oil and gas interests	(629,760)	-
Pre-acquisition income	-	44,135
Changes in assets and liabilities
Advances to related party	(425)	-
Accounts receivable	183,382	(44,329)
Accounts receivable - related party	3,707	(56,137)
Prepaid expenses	67,979	89,406
Accounts payable and accrued expenses	77,276	43,147
Accounts payable and accrued expenses - related party	488,691	388,525
Obligation to former noncontrolling interest	(127,562)	-
Obligation to former noncontrolling interest - related party	(160,258)	-

Net cash used in operating activities	(1,625,990)	(2,863,858)

Cash flows from investing activities
Tangible and intangible drilling costs for oil and gas properties	(992,283)	-
Proceeds from sale of oil & gas interests	629,760	-

Net cash used in investing activities	(362,523)	-

Cash flows from financing activities
Proceeds from issuance of debt	25,000	610,000
Proceeds from issuance of debt - related party	1,338,291	2,470,000
Repayment of debt	-	(40,000)
Repayment of debt - related party	-	(20,500)
Loan costs	-	(6,000)

Net cash provided by financing activities	1,363,291	3,013,500

Net increase (decrease) in cash and cash equivalents	(625,222)	149,642

Cash and cash equivalents, beginning of period	625,222	7,995

Cash and cash equivalents, end of period	$-	$157,637

Non-Cash Investing and Financing Transactions

During the nine months ended September 30, 2009, Carr Miller Capital, LLC (“Carr Miller”) paid an aggregate of $600,000 directly to Epicenter Oil and Gas, LLC on behalf of the Company to fund the Company’s oil and gas operations, for which the Company issued promissory notes to Carr Miller in the total amount of $600,000.

See notes to these condensed consolidated financial statements.

INDIGO-ENERGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by Indigo-Energy, Inc. (the “Company”, “Indigo”, or “we”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature except the modification of certain notes payable that were accounted for as a Troubled Debt Restructuring (see Note 6) and in 2008, the recording of our settlement with the former limited partners of Indigo-Energy Partners, LP (see Indigo-Energy Partners, LP section in Note 5), the consolidation of Rivers West Energy, LLC as a Variable Interest Entity (VIE), the settlement of certain short-term notes payable with shares of common stock, the modification of certain short-term notes payable that were accounted for as an extinguishment of the original note, the recording of a new note under FASB ASC 470-50, (formerly EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”) resulting in a gain or loss on debt extinguishment and the settlement of certain short-term notes payable that resulted in a loss on debt settlement. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 14, 2009. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2009.

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

Consolidated Financial Statements

The consolidated financial statements for 2008 included the accounts of Indigo and Indigo Energy Partners, LP (“Indigo LP”).  Indigo LP was dissolved at December 31, 2008. Our consolidated financial statements also include the accounts of variable interest entities (VIEs) where we are the primary beneficiary, regardless of our ownership percentage.  Rivers West Energy, LLC (“Rivers West”) a Nevada Limited Liability Company formed in 2007, was consolidated in these financial statements as the Company determined it is a variable interest entity and that the Company is the primary beneficiary.  All intercompany transactions and balances have been eliminated in consolidation.

INDIGO-ENERGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (cont’d)

Rivers West is an entity designed to merge oil and gas lease interests and operations with a financing source.  Steve Durdin, our CEO and President, is also the managing member of Rivers West.  The Company has determined that Rivers West is a VIE and, consequently, has consolidated the entity into its financial statements.

Troubled Debt Restructuring, Debt Extinguishments and Modifications

In evaluating the accounting for the debt modifications and exchanges, management was required to make a determination as to whether the debt modifications and exchanges should be accounted for as a troubled debt restructuring (“TDR”) or as an extinguishment or modification of debt. In concluding on the accounting, management evaluated FASB ASC 470-60 (formerly SFAS 15, Accounting by Creditors and Debtors in Troubled Debt Restructurings), FASB ASC 470-60 (formerly EITF 02-4, Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is within the Scope of FASB Statement No. 15), FASB ASC 470-50 (formerly EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments), and FASB ASC 470-50 (formerly EITF 06-6, Debtor’s Accounting for a Modification or Exchange of Convertible Debt Instruments). The relevant accounting guidance required us to determine first whether the exchanges of debt instruments should be accounted for as a TDR. A TDR results when it is determined, evaluating six factors described in FASB ASC 470-60-55-8 (formerly EITF 02-4) considered to be indictors of whether a debtor is experiencing financial difficulties, that the debtor is experiencing financial difficulties, and the creditors grant a concession; otherwise, such exchanges should be accounted for as an extinguishment or modification of debt. The assessment of this critical accounting estimate required management to apply a significant amount of judgment in evaluating the inputs, estimates, and internally generated forecast information to conclude on the accounting for the modifications and exchanges of debt.

If a modification was not considered a TDR then the Company evaluated FASB ASC 470-50 (formerly EITF 96-19 or EITF 06-6) to determine if the debt modification constituted a material modification, in which case the debt modification would be accounted for as the extinguishment of the original debt and the creation of new debt, resulting in the recognition of a gain or loss on the extinguishment of debt. If it was determined that the debt modification was not a material modification, then there is no recognition of gain or loss on the extinguishment of debt, and the carrying amount of the debt is adjusted for any premium or discount that is amortized over the modification period.

Based on this analysis and after the consideration of the applicable accounting guidance, management concluded the modifications and exchanges of debt were deemed to be TDRs.

 Capitalization of Interest

The Company capitalizes interest, including amortization of debt discounts, on expenditures for significant exploration projects while activities are in progress to bring the assets to their intended use. As costs are transferred to the full cost pool, the associated capitalized interest is also transferred to the full cost pool. The Company capitalized a portion of interest expense, including amortization of discounts on its long-term notes payable based on the portion of notes payable identified as the funding source for the Company’s drilling activities (see Long-Term Notes Payable – Related Party under Note 6). Consequently, the Company recorded capitalized interest of $88,381 for the nine months ended September 30, 2009.

INDIGO-ENERGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (cont’d)

Loss Per Share

Loss per common share is calculated in accordance with FASB ASC 260-10 (formerly SFAS No. 128, “Earnings Per Share”). Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued and if the additional common shares were dilutive. Shares associated with convertible debt, stock options and stock warrants are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share).

At September 30, 2009 and 2008, the Company had outstanding potentially dilutive shares of 98,522,222 and 58,695,816, respectively.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 105, Generally Accepted Accounting Principles (formerly SFAS No. 168, The FASB Accounting Standards Codification”™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162). ASC 105 establishes the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  The Company adopted ASC 105 on September 30, 2009.  Because the Codification is not intended to change GAAP, the adoption of this standard did not have an impact on the Company’s financial results; however, the Company’s disclosures and references to accounting standards changed to reflect the new Codification structure.

In May 2009, the FASB issued ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events).  ASC 855 establishes general accounting standards to account for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events”. More specifically, these changes require the disclosure of the date through which subsequent events have been evaluated, as well as whether the date is the date the financial statements were issued or the date the financial statements were available to be issued.  For public entities, financial statements are considered “issued” when they are widely distributed to shareholders and other financial users for general use and reliance in a form and format that complies with GAAP.  The Company adopted the provisions of this standard on June 30, 2009.  The Company has evaluated subsequent events through November 16, 2009, which is the date they issued their financial statements, and concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

INDIGO-ENERGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (cont’d)

NOTE 2 - DESCRIPTION OF BUSINESS

Indigo-Energy, Inc. (the “Company”, “Indigo”, “our”, or “we”) is an independent energy company engaged primarily in the exploration, development and production of natural gas in the Appalachian Basin in Pennsylvania, West Virginia, and Kentucky, and in the Illinois Basin in Indiana.

NOTE 3 - GOING CONCERN

The Company has incurred significant losses since its inception and is delinquent on many of its obligations to its creditors. Also, its current liabilities exceed its current assets. The Company has been borrowing money and has assigned certain net revenue interests in oil and gas properties as collateral or consideration for these loans. The Company needs to raise a significant amount of cash to fund current operations and current capital commitments. There are no assurances the Company will receive funding necessary to implement its business plan. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The Company plans to raise funds from private offerings of equity and debt securities in addition to expected revenue from its gas wells in order to fund its operations through September 30, 2010. The Company will need to raise additional funds in the event it locates additional prospects for acquisition, experiences cost overruns at its current prospects, or fails to generate projected revenues.

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

NOTE 4 - CHANGE IN METHOD OF ACCOUNTING FOR CONVERTIBLE NOTES WITH VARIABLE CONVERSION FEATURES

On October 1, 2008, the Company adopted FASB ASC 470-20-65 (formerly EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5”) and changed its accounting, as required, for valuation of convertible notes with certain variable conversion features by recognizing an additional liability equal to the fixed monetary amount known at inception for the conversion option under FASB ASC 480-10 (formerly SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”) whereas in prior years those convertible notes were accounted for using FASB ASC 470-20 (formerly Emerging Issues Task Force No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios).  The conversion price of these notes is determined by a discount to the average trading price of the Company’s stock price generally ranging between 60% to 80% for a period between 30 to 60 days prior to conversion.  The new method of accounting for convertible notes with the variable conversion features was required by FASB ASC 470-20-65 and comparative financial statements of prior years have been adjusted to apply the new method retrospectively.

INDIGO-ENERGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (cont’d)

We previously accounted for our convertible notes under FASB ASC 470-20 (formerly EITF 98-5 and APB No. 14 “Accounting for Convertible Debt and Debt Issued With Stock Purchase Warrants”) where we allocated the proceeds from issuance of the convertible notes and common stock issued with the notes based on the proportional fair value basis for each item. A beneficial conversion discount was also recorded on the convertible notes if the convertible notes were convertible into shares of common stock at an effective conversion price lower than the prevailing common stock share price on the note issuance dates. The beneficial conversion amount was limited to the portion of the cash proceeds allocated to the convertible notes. The combined value of the note discounts and discounts related to the beneficial conversion features on the convertible notes were amortized over the term of the respective convertible notes using the effective interest yield method. The amortization of the discounts was recorded as interest expense under FASB ASC 470-20 (formerly EITF 00-27).

Upon implementing FASB ASC 470-20-65 for all periods presented the Company recalculated and replaced the original accounting by recognizing an additional liability equal to the fixed monetary amount known at inception for the conversion option under FASB ASC 480-10. Upon the issuance of shares to settle the liability, equity will be increased by the amount of the liability and no gain or loss will be recognized for any difference between the fixed monetary amount known at inception and the ending market price. The fair value of the convertible notes was determined based on future cash flows of the note, discounted at the effective interest rate of a comparable non-convertible note of the Company, close in date to the note being valued. The discounts on the notes attributable to both the stock issued with the notes and the additional liability recognized under FASB ASC 480-10 were amortized to interest expense over the term of the respective convertible notes using the effective interest yield method.

The following financial statement line items for the three and nine months ended September 30, 2008 were affected by the change in accounting principle.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
		As Computed			As Computed
		under			under
	As Originally	FASB ASC 470-20-65	Effect of	As Originally	FASB ASC 470-20-65	Effect of
	Reported	& 480-10	Change	Reported	& 480-10	Change

Net Revenues	$121,246	$121,246	$-	$412,833	$412,833	$-
Operating Expenses	482,946	482,946	-	4,083,536	4,083,536	-
Loss From Operations	(361,700)	(361,700)	-	(3,670,703)	(3,670,703)	-
Other Income (Expenses)
Interest and forbearance
expense, net	(3,728,117)	(3,407,766)	320,351	(8,447,017)	(7,775,742)	671,275
Gain (loss) on extinguishment of
debt	(1,946,836)	(1,264,277)	682,559	(1,946,836)	(1,263,086)	683,750
Failed transaction cost	(400,000)	(400,000)	-	(400,000)	(400,000)	-
Settlement expense	(62,972)	(62,972)	-	(833,219)	(833,219)	-
Total Other Expenses	(6,137,925)	(5,135,015)	1,002,910	(11,627,072)	(10,272,047)	1,355,025
Net loss before pre-acquisition
income	(6,499,625)	(5,496,715)	1,002,910	(15,297,775)	(13,942,750)	1,355,025
Pre-acquisition income	-	-	-	(44,135)	(44,135)	-
Net loss attributable to common
shareholders	$(6,499,625)	$(5,496,715)	$1,002,910	$(15,341,910)	$(13,986,885)	$1,355,025
Basic and diluted loss per
common share	$(0.03)	$(0.02)	$0.01	$(0.07)	$(0.07)	$-
Basic and diluted weighted average
common shares outstanding	237,740,465	237,740,465		209,007,473	209,007,473

INDIGO-ENERGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (cont’d)

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2008

		As Computed
		under
	As Originally	FASB ASC 470-20-65	Effect of
	Reported	& 480-10	Change

Total Assets	$1,306,474	$1,306,474	$-
Current Liabilities
Accounts payable and accrued expenses	$3,826,629	$3,826,629	$-
Notes payable, net of discount	3,008,480	3,008,480	-
Convertible notes, net of discount	657,156	431,032	(226,124)
Convertible notes, net of discount – related party	-	308,624	308,624
Due to related parties	244,500	244,500	-
Obligation to former noncontrolling interest	297,395	297,395	-
Total Current Liabilities	8,034,160	8,116,660	82,500
Long Term Liabilities
Convertible notes, net of discount	65,753	165,598	99,845
Obligation to former noncontrolling interest	1,004,258	1,004,258	-
Total Long Term Liabilities	1,070,011	1,169,856	99,845
Total Liabilities	9,104,171	9,286,516	182,345
Commitments and contingencies
Stockholders' deficit
Common stock; $.001 par value; 600,000,000 shares authorized;
249,317,544 issued and outstanding at September 30, 2008;
63,603,612 shares issuable at September 30, 2008	312,921	312,921	-
Additional paid-in capital	67,335,162	65,727,387	(1,607,775)
Deficit accumulated since inception of the exploration stage in
December 2005	(75,445,780)	(74,020,350)	1,425,430
Total Stockholders’ Deficit	(7,797,697)	(7,980,042)	(182,345)
Total Liabilities and Stockholders' Deficit	$1,306,474	$1,306,474	$-

INDIGO-ENERGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (cont’d)

As a result of the accounting change, accumulated deficit as of January 1, 2008, decreased from $60,103,871, as originally reported, to $60,033,466 computed under FASB ASC 480-10and FASB ASC
470-20-65.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

		As Computed
		under
	As Originally	FASB ASC 470-20-65	Effect of
	Reported	& 480-10	Change

Cash flows from operating activities
Net loss	$(15,341,910)	$(13,986,885)	$1,355,025
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation for consulting services	1,368,907	1,368,907	-
Stock options granted	1,073,700	1,073,700	-
Expense on forbearance agreements	650,000	650,000	-
Amortization of deferred loan costs	15,999	15,999	-
Amortization of discount on notes	1,617,788	1,617,788	-
Amortization of discount on convertible notes	4,427,082	3,755,807	(671,275)
Depletion expense	79,774	79,774	-
Settlement expense	833,219	833,219	-
Gain on extinguishment of debt	1,946,836	1,263,086	(683,750)
Pre-acquisition income	44,135	44,135	-
Changes in assets and liabilities
Accounts receivable	(100,466)	(100,466)	-
Prepaid expenses	89,406	89,406	-
Accounts payable and accrued expenses	431,672	431,672	-
Net cash used in operating activities	(2,863,858)	(2,863,858)	-
Net cash provided by financing activities	3,013,500	3,013,500	-
Net decrease in cash and cash equivalents	149,642	149,642	-
Cash and cash equivalents, beginning of period	7,995	7,995	-
Cash and cash equivalents, end of period	$57,637	$157,637	$-

INDIGO-ENERGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (cont’d)

NOTE 5 - OIL AND GAS PROPERTIES

Oil and Gas Operations in Appalachian Basin

As of September 30, 2009, the Company had $272,157 of oil and gas property costs related to its three initial wells drilled on its West Virginia property, net of impairment and accumulated depletion on the wells.

Indigo-Energy Partners, LP (“Indigo LP”)

Prior to March 31, 2008, the Company owned a 50% ownership interest in Indigo LP, which was consolidated with the Company in accordance with the guidance of FASB ASC 810-20 (formerly EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights).

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

Also as part of the Global Settlement Agreement, the Company was released of all its obligations under the partnership agreement. However, under the Global Settlement Agreement, if the Company has not commenced the monthly payment of $50,000 by January 1, 2009, then the other partners may seek judicial enforcement of the Company’s obligation to pay the settlement amounts and the Company will no longer be released of any obligations under the partnership agreement. The Company commenced the required monthly payments of $50,000 in January 2009 and has paid an aggregate amount of $450,000 at September 30, 2009. As of November 1, 2009, the Company has made the first nine monthly payments under the Global Settlement Agreement totaling $450,000.

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

INDIGO-ENERGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (cont’d)

Subsequent to the Global Settlement Agreement, the Company recorded additional settlement expenses of $189,072 during 2008, which represented interest on the cash installment payment due to the former noncontrolling interest.  For the three and nine months ended September 30, 2009, the Company recorded interest expense of $57,114 and $162,182, respectively.

Oil and Gas Interests and Operations

On April 2, 2008, the Company entered into a Modification and Settlement Agreement with TAPO Energy, LLC (“Operator1” or “TAPO”) to settle its obligation due to Operator1 in the amount of $671,598 under the Drilling and Operating Agreement among Indigo, Indigo LP and Operator1, with HUB as its Advisor (“DOA1”). Under the terms of the settlement agreement, the Company assigned all of its rights to receive revenue from the five DOA1 wells for a period equal to the later of 48 months (commencing January 2008) or until the obligation to Operator1 has been satisfied (“the Assignment Period”). Upon expiration of the Assignment Period, all rights assigned to Operator1 will automatically revert back to the Company and a new carried interest in the five DOA1 wells will be assigned to the Company. In addition to the aforementioned assignment, the Company assigned a 84.375% working interest to Operator1 in three drill sites to be determined located on the Company’s land. As of November 1, 2009 these drill sites are yet to be determined. The Company retains the remaining 15.625% royalty and overriding royalty interests in the three drill sites. Operator1 will be operating the wells situated in the three drill sites. Under the settlement agreement, the Company also agreed to enter into a transportation agreement with Operator1, whereby Operator1 will transport all gas produced and recovered from the five wells under DOA1 as well as the wells to be drilled using the Company’s existing pipelines. The Company is to be compensated at a rate equal to the greater of 5% of the gas price paid or $.50 per MCF.

As a result of the settlement agreement, the Company’s obligation due to Operator1 as of September 30, 2009 was reduced by $212,263 to $459,335, due to the application of the Company’s revenue from the five DOA1 wells against the Company’s settlement obligation due to Operator1.

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

On July 16, 2009, the Company entered into an Amended Purchase Sale Agreement (“Amended PSA”) with Bluestone Energy Partners, a West Virginia corporation (“Bluestone”) amending the terms of the PSA dated May 28, 2009. The Amended PSA provided for all of TAPO’s rights under the PSA to be assigned to Bluestone pursuant to an Assignment and Assumption Agreement dated June 1, 2009 between TAPO and Bluestone.  The Company closed the sale of Indigo Property with Bluestone for $630,000 on July 16, 2009. For the nine months ending September 30, 2009, the Company recorded a gain on sale of oil and gas interests in the amount of $629,760.

INDIGO-ENERGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (cont’d)

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

INDIGO-ENERGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (cont’d)

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

The Company has recorded a loan loss provision equal to 100% of the value of the note receivable from Epicenter as of September 30, 2009 due to the Company’s belief that Epicenter has no ability to repay the loan.

In November 2008, the Company commenced its drilling program with Epicenter in the Dubois Field located in the Illinois Basin in southern Indiana. The drilling program was funded through the Global Financing Agreement (“GFA”) by Carr Miller Capital, LLC (“Carr Miller”) (See Global Financing Agreement – Note 6). As of September 30, 2009, the Company has incurred $3,741,003 of costs related to the drilling program which are recorded as unproved property costs, of which $1,655,672 was accrued for at September 30, 2009.  On April 3, 2009, the Company announced that four wells have been completed.

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

INDIGO-ENERGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (cont’d)

Summary

Oil and gas properties consisted of the following:

	September 30,	December 31,
	2009	2008
Acquisition, exploration and development costs	$13,507,412	$10,208,811
Impairment charge	(8,739,585)	(8,739,585)
Depletion	(341,136)	(300,836)
Total	$4,426,691	$1,168,390

A significant portion of the Company’s oil and gas assets in the Illinois Basin are subject to mechanics liens filed by certain oil and gas subcontractors (see Note 9 – Commitments and Contingencies – Not Disclosed Elsewhere).

NOTE 6 - NOTES PAYABLE

Convertible Notes - Series 1

In return for $2,662,100 received in April 2006 and continuing through October 2006, we issued convertible notes. During 2007, the noteholders converted $2,262,100 of principal into 2,714,250 shares of our common stock. The notes had maturity dates three years from the date of issuance and bore interest at 8% per annum. The notes provide that the 8% interest is due and payable only if the trading price of our stock fell below $0.15625 in a given month, whereby we would then be responsible for paying interest on the outstanding balance of the notes for that month.  On October 1, 2008, upon the adoption of FASB ASC 470-20-65 and FASB ASC 480-10, the Company recorded an additional liability for variable conversion features on the $400,000 outstanding balance of these notes and a corresponding discount in the amount of $266,667. As of September 30, 2009, the Company has recorded $61,623 of accrued interest on the remaining $400,000 of notes that are outstanding as a result of the stock price falling below $0.15625. As of September 30, 2009, the Company has failed to pay obligations amounting to $300,000 on this series of notes, and as such, was in default on the obligations. As of November 1, 2009, $400,000 of the obligations were in default. Management is in discussions with the noteholders to enter into a formal forbearance agreement and anticipates using the proceeds from future equity contributions to repay the note obligations.

Convertible Notes - Series 2

As of September 30, 2009, the Company has failed to pay obligations amounting to $125,000 on this series of notes, of which $75,000 is due to the Braatz family, a related party, and as such, was in default on the obligations. As of November 1, 2009, the obligations remained in default. Management is in discussions with the note holder to enter into a formal forbearance agreement and anticipates using the proceeds from future equity contributions to repay the note obligations.

INDIGO-ENERGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (cont’d)

Convertible Notes - Series 3

On January 10, 2009, Carr Miller acquired the remaining unpaid Series 3 notes from the original noteholders in the amount of $155,000, of which $75,000 was due to the Braatz Family, a related party. As part of the transaction, the noteholders agreed to waive all obligations including but not limited to interest, principal, and penalties owed by the Company, which totaled $51,886 as of the refinance. Also on January 10, 2009, the Company issued replacement Series 3 notes to Carr Miller that provided for interest at 20% per annum with a maturity date of January 29, 2014. Consequently, the Company’s original notes acquired by Carr Miller were canceled. Commencing February 6, 2010, the Company is required to make 48 equal monthly interest installment payments equal to the total interest due on the note. Within thirty days of refinancing the notes, Carr Miller was to receive shares of the Company’s common stock equal to ten times the numerical dollars of the principal of the loan which was 1,550,000 shares of Company stock. These shares were issued in April 2009. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount.

This transaction has been accounted for in accordance with FASB ASC 470-60 (formerly SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”). The transaction was determined to be a TDR based on FASB ASC 470-60 which states that a creditor is deemed to have granted a concession if the debtor’s effective borrowing rate on the restructured debt is less than the effective borrowing rate of the old debt immediately prior to the restructuring. In addition, on the modification date  it was determined that the total future cash payments under the terms of the modified note were greater than the carrying amount of the original note. Accordingly, the effects of the restructuring were accounted for prospectively from the time of the restructuring, and the difference between the total future cash payments under the terms of the modified note and the carrying amount of the original note are being amortized to interest expense. The 1,550,000 shares of common stock issued to Carr Miller were valued at $93,000 based on the stock trading price on January 10, 2009, which was recorded as interest expense for the nine months ended September 30, 2009.

Convertible Notes - Series 4

On January 10, 2009, Carr Miller acquired the remaining unpaid Series 4 notes from the original noteholders, the Braatz Family, a related party, in the amount of $175,000. As part of the transaction, the noteholders agreed to waive all obligations including but not limited to interest, principal, and penalties owed by the Company, which totaled $41,569 as of the date of the refinance. Also on January 10, 2009, the Company issued replacement Series 4 notes to Carr Miller that provided for interest at 20% per annum with a maturity date of January 29, 2014. Consequently, the Company’s original Series 4 notes acquired by Carr Miller were canceled. Commencing February 6, 2010, the Company is required to make 48 equal monthly interest installment payments equal to the total interest due on the note. Within thirty days of refinancing of the Series 4 notes, Carr Miller is also to receive shares of the Company’s common stock equal to ten times the numerical dollars of the principal of the loan which was 1,750,000 shares of Company common stock.  These shares were issued in April 2009. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount.

INDIGO-ENERGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (cont’d)

This transaction has been accounted for in accordance with FASB ASC 470-60 (formerly SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”). The transaction was determined to be a TDR based on FASB ASC 470-60 which states that a creditor is deemed to have granted a concession if the debtor’s effective borrowing rate on the restructured debt is less than the effective borrowing rate of the old debt immediately prior to the restructuring. In addition, on the modification date it was determined that the total future cash payments under the terms of the modified note were greater than the carrying amount of the original note of $175,000. Accordingly, the effects of the restructuring were accounted for prospectively from the time of the restructuring, and the difference between the total future cash payments under the terms of the modified note and the carrying amount of the original note are being amortized to interest expense. The 1,750,000 shares of common stock issued to Carr Miller were valued at $105,000 based on the stock trading price on January 10, 2009, which was recorded as interest expense for the nine months ended September 30, 2009.

Promissory Notes

Note Payable 1

On November 27, 2006, the Company borrowed $450,000 and issued a promissory note to the lender. The note, as amended, had a maturity date of March 30, 2008. Within ten days of the maturity date, the Company was to pay the lender $550,000 less any earlier payments of principal, as satisfaction in full of this obligation. The Company did not pay the note at the maturity date of March 30, 2008. However, the lender agreed to extend the note so long as the Company makes the monthly payment of $12,500 as required under the amended note.

On October 15, 2008, the Company entered into a settlement agreement whereby the parties agreed that 1) the total due to the lender is $450,000 of principal plus $46,250 of accrued interest, late charges, and net royalty interests; 2) the principal will accrue simple interest at 15% per annum via monthly payments of $5,625 commencing October 15th until paid; 3) if any monthly interest payment is not paid by the 25th of the month, a one-time late payment penalty of $250 will be applied and accrued; 4) the lender waives forever any and all claim against the revenues, ownership, net royalty interest and any claim against Indigo No. 3 well; 5) in the event that Indigo does not pay the balance by October 15, 2009 and the agreement is not automatically renewed per item 7 below, or Indigo declares bankruptcy, the lender’s rights to the net revenue interest in Indigo No. 3 well will revert to 100% for the life of the well; 6) the lender releases Indigo, its officers, directors and agents from any liability arising out of the replacement of this settlement agreement and terminating all prior agreements and notes including any and all defaults, fees, penalties and interest on any notes as well as any other claims that the lender may have against Indigo; and 7) this initial term is for one-year commencing October 15, 2008 and will automatically renew from year to year under the same terms and conditions unless terminated by either party after the initial term or payment in full of the balance. On October 15, 2009, the settlement agreement automatically renewed. As of November 1, 2009, the Company has made the required monthly payments of $5,625 and made late payment penalties totaling $500.

Note Payable 2 – Related Party

On January 19, 2007, we borrowed $200,000 from the Braatz Family, who became a related party in October 2008. On March 15, 2008, the Company entered into a Modification and Settlement Agreement with the noteholders whereby the Company was released from all its obligations under the original promissory note. Under the settlement agreement, since the Company did not pay the principal amount of the original note plus a 10% penalty fee on or before May 1, 2008 (“Due Date”), the Company was required to issue to the noteholder one share of its common stock for every dollar of the principal and penalty then outstanding for every month past the Due Date on which the note principal and penalty charge remain unpaid.   On September 30, 2008, the note was extended to December 31, 2008.  For the nine months ended September 30, 2009, the Company has issued 1,540,000 of penalty shares and had 400,000 penalty shares issuable to the noteholder. The shares were valued at $88,800 and recorded as interest expense. In July 2009, the Company paid the lender the 10% penalty fee of $20,000 required by the March 15, 2008 Modification and Settlement Agreement. As of November 1, the note remained unpaid, the Company was in default on the obligation, and the Modification and Settlement Agreement that was in effect was deemed void.

INDIGO-ENERGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (cont’d)

Note Payable 5

On February 15, 2007, we borrowed $100,000 from an individual lender and issued a promissory note.  On March 15, 2008, the Company entered into a Modification and Settlement Agreement with the note holder whereby the Company was released from all its obligations under the original promissory note. Under the settlement agreement, since the Company did not pay the principal amount of the original note plus a 10% penalty fee on or before May 1, 2008 (“Due Date”), the Company was required to issue to the note holder one share of its common stock for every dollar of the principal and penalty then outstanding for every month past the Due Date on which the note principal and penalty charge remain unpaid. For the nine months ended September 30, 2009, the Company has issued 770,000 of penalty shares and had 220,000 penalty shares issuable to the noteholder. The penalty shares were valued at $45,100 and recorded as interest expense. As of November 1, 2009, the note remained unpaid, the Company was in default on the obligation, and the Modification and Settlement Agreement that was in effect was deemed void.

Other Promissory Notes

In 2007, we borrowed $430,000 from various individual lenders and issued promissory notes. In January 2009, a note in the amount of $25,000 was extended for the seventh time to March 2009 in exchange for which we agreed to issue 150,000 shares to the lender. We valued the 150,000 shares at $9,000 based on the stock trading price on the note extension date. In April 2009, this note was extended for the eighth time to June 2009 in exchange for which we agreed to issue 150,000 shares to the lender. We valued the 150,000 shares at $7,500 based on the stock trading price on the note extension date. In July 2009, this note was extended for a ninth time to September 2009 in exchange for which we agreed to issue 150,000 shares to the lender. We valued the 150,000 shares at $4,500 based on the stock trading price on the note extension date. For the nine months ended September 30, 2009, the Company recorded interest expense for the amortization of discounts on the extensions in the amount of $21,000. As of September 30, 2009, unpaid balance on these notes amounted to $165,000. As of November 1, 2009, the Company was in default on $140,000 of these notes.

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

INDIGO-ENERGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (cont’d)

We valued the 1,250,000 shares at $60,000 based on our stock trading price on the date of the promissory notes. We allocated the proceeds from issuance of the two notes and common stock based on the proportional fair value for each item. Consequently, we recorded total discounts of $40,450 on the promissory notes, which are being amortized over the term of the notes. For the nine months ended September 30, 2009, amortization of the discounts amounted to $26,454, which was recorded as interest expense. The Company also recorded an additional interest expense of $7,964 during 2009 which was accrued at September 30, 2009.

Long-Term Notes Payable – Related Party

On December 5, 2008, pursuant to the GFA (See Global Financing Agreement below), promissory notes previously issued to Carr Miller in the aggregate principal amount of $2,450,000 and their accrued interest in the amount of $248,412, and accrued interest of $162,806 on three other Carr Miller notes with aggregate principle amount of $1,000,000, which were converted into Indigo’s common stock pursuant to the GFA, were amended and replaced by a new promissory note (“New Note”) totaling $2,861,218.  The New Note is secured by all the assets of the Company, has a maturity date of November 30, 2013 and bears interest at the rate of 10% per annum. In the event of default principal and interest due shall become immediately due and payable. The new debt instruments were recorded with discounts amounting to $1,420,832, which are being amortized over the term of the New Note, and recorded as interest expense. Amortization of the discounts on this note for the nine months ended September 30, 2009 amounted to $157,360, which was recorded as interest expense. Additional interest expense on this note was recorded for the nine months ended September 30, 2009 in the amount of $238,435.

On December 16, 2008, pursuant to the GFA, the Company borrowed $1,080,000 from Carr Miller and issued a promissory note that provided for interest at 10% per annum with a maturity date of December 16, 2010. This note represents the $1,000,000 of funding for the drilling of the initial two wells per the GFA. The additional $80,000 of funding represents a deposit on legal fees as outlined in the GFA that was paid to Pappas & Richardson, LLC, of which Hercules Pappas, a partner at the Law Firm, became a related party of the Company at the end of January 2008 upon his appointment as a Board Director. The note required that commencing January 16, 2009, the Company is required to make 12 equal monthly interest installment payments on the note, and commencing January 16, 2010, the Company is required to make 12 equal monthly payments equal to the interest plus an equal proportion of the principal amount. As of September 30, 2009, the Company has made the first three interest installment payments aggregating $27,592. The second three interest installment payments aggregating $27,592 plus the seventh interest installment payment in the amount of $9,197 were included in a promissory note from Carr Miller dated July 28, 2009 (See below). Payments not made within 10 days of their due date are subject to a late charge of 10% of said payment. As of September 30, 2009, the August and September installment payment were unpaid, and as a result the Company incurred a late charge in the amount of $1,839, which was recorded as interest expense. As of November 1, the August, September, and October interest installment payments were unpaid and the Company was in default on the obligation. Within thirty days of funding of the loan, the lender is also to receive 50,000,000 shares of the Company’s common stock. The shares were issued in December 2008. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. The Company valued the 50,000,000 shares at $2,666,667 based on its stock trading price on the date of promissory note. The Company allocated the proceeds from issuance of the note and common stock based on the proportionate fair value for each item. Consequently, we recorded a discount of $703,080, based on the ascribed value of the 50,000,000 shares of common stock issued to the lender. Amortization of the discounts on this note for the nine months ended September 30, 2009 amounted to $183,276, which was recorded as interest expense. Additional interest expense on this note and late payment penalties on scheduled interest payments were recorded for the nine months ended September 30, 2009 in the amount of $82,839.

INDIGO-ENERGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (cont’d)

On December 30, 2008, the Company borrowed $900,000 from Carr Miller and issued promissory notes that provided for interest at 20% per annum with maturity dates of December 30, 2013. The note in the amount of $500,000 required that commencing January 5, 2010, the Company is required to make 48 equal monthly interest installment payments equal to the total interest due on the note. The note in the amount of $400,000 required that commencing January 5, 2011, the Company is required to make 36 equal monthly interest installment payments equal to the total interest due on the note. Within thirty days of funding of the loans, the lender is also to receive shares of the Company’s common stock equal to fifty times the numerical dollars of the principal of the loans. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. The Company valued the 45,000,000 shares at $3,600,000 based on its stock trading price of $0.08 on the date of promissory notes. The Company allocated the proceeds from issuance of the notes and common stock based on the proportionate fair value for each item. Consequently, we recorded a discount of $720,000, based on the ascribed value of the 45,000,000 shares of common stock issued to the lender. Since the Company did not have enough authorized shares of common stock, the Company agreed to issue Carr Miller 45 shares of the Company’s Series C Preferred Stock, which were issued in January 2009.  Each share of Series C Preferred Stock shall automatically convert into 1,000,000 shares of the Company’s common stock upon the occurrence of the Company’s contemplated increase in authorized stock from 600,000,000 to 1,000,0000,000 shares of common stock. On April 21, 2009, upon the increase in the Company’s authorized common stock from 600,000,000 to 1,000,000,000 shares (see Note 8), the 45 shares of Series C Preferred Stock automatically converted into 45,000,000 shares of common stock, which were issued on April 22, 2009. The preferred shares will vote on an as converted basis. All shares of the Company’s stock issued to Carr Miller are subject to restrictions under Rule 144 and are subject to volume limitations imposed on affiliates of the Company upon the sale thereof. The purpose of the loans is: (i) to procure an accounts payable settlement on ten operating wells previously drilled by the Company (ii) to provide the Company with the necessary funds to settle the Company’s obligations with certain professionals; and (iii) to provide the Company with the funding it requires to begin drilling a third well in the Dubois field, which well is, adjacent to, but separate and distinct from the two wells currently being drilled by the Company that were provided for in the Global Financing Agreement. Amortization of the discounts on these notes for the nine months ended September 30, 2009 amounted to $49,032, which was recorded as interest expense. Additional interest expense on this note was recorded for the nine months ended September 30, 2009 in the amount of $134,877.

On December 31, 2008, the Company borrowed $200,000 from Carr Miller and issued promissory notes that provided for interest at 20% per annum with a maturity date of December 31, 2013. The note required that commencing January 6, 2010, the Company is required to make 48 equal monthly interest installment payments equal to the total interest due on the note. Within thirty days of funding of the loan, the lender is also to receive shares of the Company’s common stock equal to ten times the numerical dollars of the principal of the loan. The shares were issued in January 2009. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. The Company valued the 2,000,000 shares at $160,000 based on its stock trading price of $0.08 on the date of promissory note. The Company allocated the proceeds from issuance of the note and common stock based on the proportionate fair value for each item. Consequently, we recorded a discount of $88,800, based on the ascribed value of the 2,000,000 shares of common stock issued to the lender was recorded. Amortization of the discounts on this note for the nine months ended September 30, 2009 amounted to $10,235, which was recorded as interest expense. Additional interest expense on this note was recorded for the nine months ended September 30, 2009 in the amount of $30,000.

INDIGO-ENERGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (cont’d)

In February 2009, the Company borrowed an aggregate of $300,000 from Carr Miller and issued promissory notes that provided for interest at 10% per annum with a maturity date in February 2014. Commencing February 2010, the Company is required to make 48 equal monthly interest installment payments equal to the total interest due on the note. Within thirty days of funding of the loan, the lender is also to receive shares of the Company’s common stock equal to ten times the numerical dollars of the principal of the loan. These shares were issued in April 2009. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. The Company valued the 3,000,000 shares at $235,000 based on the stock trading price on the dates of promissory notes. The Company allocated the proceeds from issuance of the note and common stock based on the proportionate fair value for each item. Consequently, we recorded a discount of $131,600, based on the ascribed value of the 3,000,000 shares of common stock issued to the lender. Amortization of the discounts on these notes for the nine months ended September 30, 2009 amounted to $12,835, which was recorded as interest expense. Additional interest expense on these notes was recorded for the nine months ended September 30, 2009 in the amount of $19,096.

In February through June 2009, the Company borrowed an aggregate of $1,140,000 from Carr Miller and issued promissory notes that provided for interest at 10% per annum with a maturity dates in February through June of 2011. These notes represent the first and second tranche and part of the third tranche of the Additional Funding per the GFA (See Global Financing Agreement – Related Party section under Note 6). In the event these notes are unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. Interest expense on these notes was recorded for the nine months ended September 30, 2009 in the amount of $59,353 In July 2009, one of the notes was amended to change $25,000 of the note from being designated as Additional Funding per the GFA (See Global Financing Agreement – Related Party section under Note 6) to being designated for general and operating expenses. In exchange, the lender is to receive shares of the Company’s common stock equal to ten times the numerical dollars of the amended amount. The 250,000 shares were issued in July 2009. The Company valued the 250,000 shares at $10,000 based on the stock trading price on the dates of promissory notes. The Company allocated the proceeds from issuance of the $25,000 portion of the note and common stock based on the proportionate fair value for each item. Consequently, we recorded a discount of $7,150, based on the ascribed value of the 250,000 shares of common stock issued to the lender. Amortization of the discounts on these notes for the nine months ended September 30, 2009 amounted to $764, which was recorded as interest expense.

On May 6, 2009, the Company borrowed $50,000 from Carr Miller and issued promissory notes that provided for interest at 10% per annum with a maturity date of May 6, 2014. The note required that commencing May 6, 2010, the Company is required to make 48 equal monthly interest installment payments equal to the total interest due on the note. Within thirty days of funding of the loan, the lender is also to receive shares of the Company’s common stock equal to ten times the numerical dollars of the principal of the loan. The shares were issued in July 2009. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. The Company valued the 500,000 shares at $20,000 based on its stock trading price of $0.04 on the date of promissory note. The Company allocated the proceeds from issuance of the note and common stock based on the proportionate fair value for each item. Consequently, we recorded a discount of $14,300, based on the ascribed value of the 500,000 shares of common stock issued to the lender was recorded. Amortization of the discounts on this note for the nine months ended September 30, 2009 amounted to $1,013, which was recorded as interest expense. Additional interest expense on this note was recorded for the nine months ended September 30, 2009 in the amount of $2,003.

INDIGO-ENERGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (cont’d)

On July 16, 2009, the Company borrowed $15,000 from Carr Miller and issued a promissory note that provided for interest at 10% per annum with a maturity date of July 16, 2011. This note represents part of the third tranche of the Additional Funding per the GFA (See Global Financing Agreement – Related Party section under Note 6). In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. Interest expense on this note was recorded for the nine months ended September 30, 2009 in the amount of $312.

On July 28, 2009, the Company borrowed $370,000 from Carr Miller and issued a promissory note that provided for interest at 10% per annum with a maturity date of July 28, 2011. This note represents final part of the third tranche of the Additional Funding per the GFA (See Global Financing Agreement – Related Party section under Note 6) and includes $36,789 for unpaid interest as required under a promissory note with Carr Miller dated December 16, 2008 (See above). In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. Interest expense on this note was recorded for the nine months ended September 30, 2009 in the amount of $6,471.

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

Under the terms of the Agreement, CMC irrevocably agreed to provide the Company with funding in the amount of up to $1,000,000 to be used exclusively for the Company’s drilling activities (the “Funding”).  The Company received this funding in November and December of 2008 (See Long-Term Notes Payable – Related Party section above). Upon the completion of the drilling activities, CMC also committed to provide the Company with additional funding in the amount of $500,000 each month for a period of 6 months, which amount shall be used to meet the Company’s objective of one new well drilled each month and to fund other reasonable expenses (the “Additional Funding”). The Additional Funding will be in the form of promissory notes with two year maturities and an interest rate of 10%. The first tranche of this funding was received in February 2009, the second tranche of this funding was received in March and April 2009, and third tranche of this funding was received in June and July 2009.

INDIGO-ENERGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (cont’d)

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

d.
In consideration of the commitment for the Additional Funding, the Company shall issue to CMC 10 shares of Common Stock for every dollar committed to the Company from such Additional Funding, which equals an aggregate of 30,000,000 shares.  The number of shares issuable to CMC upon the occurrence of the Additional Funding was arrived at using the same formula the Company has used for similar funding activities throughout 2008.  These shares shall be effective immediately and issued upon the Company’s increase in its authorized shares in a sufficient quantity to allow the issuance. The shares were issuable in the form of shares of the Company’s Series C Preferred Stock at December 31, 2008, and were issued in January 2009. On April 21, 2009, upon the increase in the Company’s authorized common stock from 600,000,000 to 1,000,000,000 shares (see Note 8), the 30 shares of Series C Preferred Stock automatically converted into 30,000,000 shares of common stock, which were issued on April 22, 2009. The Company valued the 30,000,000 shares at $600,000 based on its stock trading price of $0.02 on the date of the agreement, and recorded the amount to deferred loan fees. The Company recorded amortization expense of deferred loan fees in the amount of $66,471 for the nine months ending September 30, 2009 based on receiving the first, second and third tranche of the Additional Funding.

The above share issuances combined with the shares previously issued to Carr Miller and shares assigned to Carr Miller under a Voting Agreement (see Common Stock under Note 8) resulted in Carr Miller having voting rights to more than 50% of the Company’s common stock as of December 31, 2008.

INDIGO-ENERGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (cont’d)

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

Summary

The following summarizes the Company’s notes and loan payable as of September 30, 2009:

Instrument	Maturity Dates as of November 1, 2009	Principal Amount Owed	Debt Discount	Amount Reflected on Balance Sheet
Convertible Notes
Convertible Notes Series 1	September-October 2009	$666,667	$-	$666,667
Non-Convertible Notes
Convertible Notes Series 2
(conversion option later
eliminated)	October 2007	50,000	-	50,000
Convertible Notes Series 2 -
related party (conversion
option later eliminated)	December 2008	75,000	-	75,000
Note Payable 1	October 2009	427,606	-	427,606
Note Payable 2 - related party	December 2008	200,000	-	200,000
Note Payable 5	May 2008	100,000	-	100,000
Other Promissory Notes	January 2008 - Dec. 2009	190,000	(2,508)	187,492
Other Promissory Notes -
related party	December 2009	100,000	(11,488)	88,512
Long-Term Notes Payable -
related party	December 2010 - May 2014	7,246,218	(2,640,434)	4,605,784

Total		$9,055,491	$(2,654,430)	$6,401,061

		Less long-term portion		4,605,784
		Current portion		$1,795,277

INDIGO-ENERGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (cont’d)

The current portion is reflected in the balance sheet as follows:

	September 30,	December 31,
	2009	2008
Notes payable, net	$765,098	$835,863
Note payable, net – related party	363,512	525,000
Convertible notes, net	666,667	430,723
	$1,795,277	$1,791,586

Interest expense related to the amortization of discounts on notes payable, value of penalty shares and shares issued in connection with amended notes for the nine months ended September 30, 2009 was $831,812, of which $525,126 was from related parties. Additional interest on notes payable pursuant to the rates charged on the notes for the nine months ended September 30, 2009 was $799,462 of which $720,855 was from related parties. Accrued interest at September 30, 2009 was $926,943, of which $653,437 was due to related parties.

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

INDIGO-ENERGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (cont’d)

On May 18, 2009, the Company entered into a Global Settlement Agreement with Moore Family whereby Moore Family agreed to release their rights to outstanding debt of approximately $100,000, including accrued interest of $20,000, in exchange for 3,000,000 shares of the Company’s stock.

The Company valued the aggregate 6,000,000 shares issued to Leo Moore and More Family pursuant to the Global Settlement Agreements as described above at $180,000 based on its stock trading price of $0.03 on the date of the Global Settlement Agreements.  Accordingly, the Company recorded a gain on extinguishment of debt in the amount of $119,500 for the nine months ending September 30, 2009.

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

INDIGO-ENERGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (cont’d)

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

Shares Issued Pursuant to Various Consulting Agreements

On February 1, 2009, the Company entered into a consulting agreement with James T. Dunn III (“Dunn”) to provide consulting services and support for the Company’s business development, assist in development of the Company’s strategic marketing and business plan and to handle other duties as assigned by Company’s management. The term of this consulting agreement was for a one month period commencing February 1, 2009. As compensation, a warrant to purchase 200,000 shares of the Company’s common stock was to be issued to Mr. Dunn. The warrant will have an exercise price of $0.05 per share, vest immediately, and expire in five years. The warrant was issued on March 13, 2009 and ascribed a value of $10,000, using the Black-Scholes model, assuming a volatility of 248.55%, a risk-free rate of 1.875% and an expected dividend yield of zero, resulting in consulting expense of $10,000 in the nine months ended September 30, 2009.

INDIGO-ENERGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (cont’d)

On February 1, 2009, the Company entered into a consulting agreement with Denny Ramos (“Ramos”) to provide consulting services and support for the Company’s business development, assist in development of the Company’s strategic marketing and business plan and to handle other duties as assigned by Company’s management. The term of this consulting agreement was for a one month period commencing February 1, 2009. As compensation, a warrant to purchase 200,000 shares of the Company’s common stock was to be issued to Mr. Ramos. The warrant will have an exercise price of $0.05 per share, vest immediately, and expire in five years. The warrant was issued on March 13, 2009 and ascribed a value of $10,000, using the Black-Scholes model, assuming a volatility of 248.55%, a risk-free rate of 1.875% and an expected dividend yield of zero, resulting in consulting expense of $10,000 in the nine months ended September 30, 2009.

On May 15, 2009, the Company entered into a consulting agreement with Dr. Larry Stowe (“Stowe”) to 1) assist in the Company’s interim fundraising efforts for the Company’s drilling activities in the Dubois field in Indiana (“Wells”), 2) develop a 45 day completion strategy to ensure the Company’s completion of the Wells to full production capacity, 3) represent the Company’s interests in discussions and negotiations with field personnel, and 4) provide direct assistance in the execution of the completion strategy described above. As compensation, Stowe will receive $5,000 by May 15, 2009 and $5,000 by May 22, 2009 for items 1 through 3 above; and $25,000 for the completion of item 4 above subject to receipt of funding from any source for the completion of the Wells. The term of this agreement is for 45 days commencing May 15, 2009. As of November 5, 2009, Stowe has received an aggregate of $10,000 for items 1 through 3 above, and item 4 remains uncompleted.

NOTE 9 - COMMITMENTS AND CONTINGENCIES - NOT DISCLOSED ELSEWHERE

On May 6, 2009, Akerman Construction Co., Inc. (“Akerman”), a subcontractor of Epicenter, filed a Mechanic’s Lien against Indigo and two other parties on the four wells drilled by the subcontractor on the Dubois Field of Indiana (see Oil and Gas Operations in Illinois Basin section under Note 5) for claims aggregating $875,969, due to Epicenter’s failure to pay obligations for the drilling costs.  The Company has engaged counsel to resolve these lien claims, which were still pending as of November 1, 2009.

In May 12, 2009, M&M Pump & Supply, Inc. (“M&M”), a subcontractor of Epicenter, filed a Mechanic’s Lien against Indigo, Epicenter and four other parties on the four wells drilled on the Dubois Field of Indiana (see Oil and Gas Operations in Illinois Basin section under Note 5) for claims aggregating $125,160, due to Epicenter’s failure to pay obligations for the drilling costs.  The Company has engaged counsel to resolve these lien claims, which were still pending as of November 1, 2009.

INDIGO-ENERGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (cont’d)

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

On June 11, 2009, Dubois Partners, LLC entered into a Financing Agreement with Elite Dom Establishment (“Elite”), a Registered Trader in Dubai, United Arab Emirates. The agreement provides for a $5,000,000 short-term bridge loan (“Bridge Loan”) and more significant long-term financing from Elite depending on the outcome of ongoing due diligence efforts regarding Dubois Partners, LLC’s projects. The Bridge Loan will bear interest at 10% per annum, and matures upon the closing of the long-term financing. As collateral for the financing, all assets of Dubois Partners, LLC will be pledged. In addition, Indigo and Epicenter will guarantee the performance and repayment of all principal and interest of the Bridge Loan to Elite. Elite’s obligations are dependent on Spectrum completing the due diligence required for the Bridge Loan.   On July 23, 2009, Spectrum and Elite further requested that the Bridge Loan be personally guaranteed by the principals of Dubois Partners, LLC.  As of November 1, 2009, the Bridge Loan has not yet been funded by Elite.

On July 30, 2009, the Company entered into a Settlement Agreement (“Agreement”) with Carr Miller, and Gersten Savage LLP (“GS”) as escrow agent, as required by the Financing Agreement with Elite as described above. The parties acknowledged that Carr Miller is the owner of an aggregate of 348,127,288 shares of the Company’s common stock, options to purchase 5,250,000 shares of Indigo’s common stock (“CMC Options”), and warrants to purchase 37,950,000 shares of Indigo’s common stock (“CMC Warrants”). The parties further agreed that Indigo is indebted to Carr Miller in the total amount of $7,209,508 plus accrued interest on 17 promissory notes of various amounts and dates (“CMC Notes”). The Agreement provided that as part of the Financing Agreement, Indigo would be required to settle all obligations with Carr Miller. The Agreement further provided that 270,127,288 of the shares owned by Carr Miller (“CMC Shares”), all of the CMC Options, all of the CMC Warrants, all of the CMC Notes, and all stock powers executed in blank (collectively “CMC Securities”) be held by GS as collateral until CMC Notes are settled as described below. In exchange, Carr Miller will receive $2,500,000 no later than August 15, 2009 which will be deducted from the total amount owed pursuant to the CMC Notes, and no later than November 15, 2009, Carr Miller will receive an additional $7,500,000 which will be deemed to satisfy the CMC Notes in full. It is intended that Elite will provide funding to Indigo for these purposes. Upon Carr Miller’s receipt of the additional $7,500,000, the CMC Securities will be cancelled. Until such payment is made, Carr Miller will retain all of its ownership rights with respect to the CMC Securities, except that it may not transfer any of such securities while they are held in escrow. In the event that Carr Miller does not receive the balance of $7,500,000 on or before November 1, 2009, 1) Indigo will cancel $2,500,000 of the oldest of the CMC Notes and the remainder of the CMC Notes will remain in full force and effect, and 2) GS will return the CMC Shares, the CMC Warrants, and CMC Options that it will then be holding in escrow. In the event that Carr Miller does not receive the $2,500,000 by August 16, 2009, this Agreement shall be of no further force and effect. Also as part of the Agreement, Carr Miller will be entitled to 10% of Indigo’s net revenue interest in the four wells already drilled in the Dubois Field, Dubois County, Indiana.  On August 16, 2009, the Agreement was amended to extend the due date of repayment for $2,500,000 to Carr Miller to August 21, 2009. As of November 1, 2009, the Company has not received the funding from Elite and has not repaid the amounts to Carr Miller.

INDIGO-ENERGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (cont’d)

NOTE 10 - SUBSEQUENT EVENTS NOT DISCLOSED ELSEWHERE

On October 5, 2009, the Company terminated the services of L J Soldinger Associates LLC as the Company’s Independent Certified Public Accountants.  L J Soldinger Associates LLC served as the Company’s Independent Certified Public Accountants for each of the fiscal years ended December 31, 2006, 2007 and 2008, and for the first and second quarters of 2009. The decision to terminate the services of L J Soldinger Associates LLC was approved by the Audit Committee of the Company’s Board of Directors.

During the fiscal years ended December 31, 2008 and 2007, and the subsequent interim periods through the date of L J Soldinger Associates LLC’s termination, (i) there were no disagreements with L J Soldinger Associates LLC  on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of L J Soldinger Associates LLC , would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports.  The reports of L J Soldinger Associates LLC on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2008 and 2007 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except for an explanatory paragraph indicating substantial doubt about the Company’s ability to continue as a going concern in the audit report for the fiscal years 2007 and 2008.

During the Company’s two most recent fiscal years and through the effective date of Mark Bailey & Company, Ltd.’s appointment, the Company did not have any reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K except that the accountants have advised the Company of numerous material weaknesses in internal controls over financial reporting necessary for the registrant to develop reliable financial statements.

The Company provided L J Soldinger Associates LLC with a copy of the foregoing disclosures and requested from L J Soldinger Associates LLC a letter addressed to the U.S. Securities and Exchange Commission stating whether it agrees with such statements, made by the Company in response to Item 304(a) of Regulation S-K and, if not, stating the respects in which it does not agree. The letter from L J Soldinger Associates LLC is filed herewith.

On October 5, 2009, the Company engaged Mark Bailey & Company, Ltd. (“Mark Bailey”) as the Company’s new independent accountants.

INDIGO-ENERGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements (cont’d)

During the fiscal year ended December 31, 2008 and 2007, and the subsequent interim periods through the date of Mark Bailey’s engagement, neither the Company, nor anyone on its behalf, consulted Mark Bailey regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company by Mark Bailey that it concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” as defined in Item 304(a)(1)(v) of Regulation S-K.

F–31

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

Results of Operations for the Nine Months Ended September 30, 2009 and September 30, 2008

We incurred a net loss for the nine-month period ended September 30, 2009 in the amount of $4,562,015 compared to a net loss of $13,986,885 for the nine-month period ended September 30, 2008. The decrease in net loss of $9,424,870 was primarily attributable to a $5,942,624 decrease in interest expense, a $1,382,586 decrease in net loss on extinguishment of debt, a $833,219 decrease in settlement expense, a $629,760 gain on sale of oil and gas interests, a $400,000 decrease in failed transaction costs, and a $290,161 decrease in general and administrative expenses, which were offset by a $246,823 decrease in revenues.

Revenues

We generated revenue in the amount of $166,010 for the nine-month period ended September 30, 2009 compared to $412,833 for the nine-month period ended September 30, 2008. The decrease of $246,823 in revenue was primarily due to $95,025 of additional revenue included in the nine-month period ended September 30, 2008 that resulted from a Modification and Settlement Agreement with TAPO Energy, LLC, a general decline in prices paid for oil and gas products, as well as adjustments to previous production estimates.

General and Administrative Expenses

General and administrative expenses for the nine-month period ended September 30, 2009 were $3,541,194 compared to $3,831,355 for the nine-month period ended September 30, 2008. The decrease of $290,161 in general and administrative expenses was primarily due to a decrease in share-based compensation expense in the amount of $1,073,700 and a decrease in legal fees in the amount of $84,555, which was offset by an increase in consulting expense in the amount of $789,188 and an increase in salaries expense in the amount of $68,000. General and administrative expenses of $3,541,194 for the nine-month period ended September 30, 2009 were primarily comprised of $2,444,293 of consulting fees, $510,782 of accounting fees, $153,500 of salaries and $162,308 of legal fees.

Interest Expense

Interest expense for the nine-month period ended September 30, 2009 was $1,833,117 compared to $7,775,742 for the nine-month period ended September 30, 2008. Interest expense for the nine-month period ended September 30, 2008 was primarily comprised of $1,140,000 of interest related to drilling lease option extensions, $6,419,386 of interest on various notes payable, including amortization of discounts on the notes in the amount of $5,201,639, and $154,457 of interest related to the amortization of the beneficial conversion feature on our Series 1 convertible notes.

Interest expense incurred in the nine-month period ended September 30, 2009 primarily consisted of $1,416,574 of interest on various notes payable, including amortization of discounts on the notes in the amount of $595,868, and $235,944 of interest related to the amortization of the additional liability for conversion features on our short-term convertible notes.

Net Loss on Extinguishment of Debt

We incurred loss on extinguishment of debt from various modification and settlement agreements related to our notes payable for the nine-month period ended September 30, 2008 in the total amount of $1,263,086.  The Company recorded a gain on extinguishment of debt in the amount of $119,500 for the nine months ending September 30, 2009.

Gain on Sale of Oil and Gas Interest

For the nine months ending September 30, 2009, the Company recorded a gain on sale of oil and gas interests in the amount of $629,760.

Failed Transaction Cost

We incurred a failed transaction cost related to our loan agreement with BJ Petro, Inc. for the nine-month period ended September 30, 2008 in the total amount of $400,000.

Settlement Expense

We incurred settlement expense from our Global Settlement Agreement with all the other partners of Indigo LP for the nine-month period ended September 30, 2008 in the amount of $833,219.

Pre-Acquisition Income

For the nine-month period ended September 30, 2008, we recorded a pre-acquisition income of $44,135. This represented the 50% net income from Indigo LP for the three-month period ended March 31, 2008, the date of the Global Settlement Agreement we entered into with the other partners of Indigo LP, which was allocated to those partners.

Results of Operations for the Three Months Ended September 30, 2009 and September 30, 2008

We incurred a net loss for the three-month period ended September 30, 2009 in the amount of $458,256 compared to a net loss of $5,496,715 for the three-month period ended September 30, 2008. The decrease in net loss of $5,038,460 was primarily attributable to a $2,854,038 decrease in interest expense, a $1,264,277 decrease in net loss on extinguishment of debt, a $629,760 gain on sale of oil and gas interests, and a $400,000 decrease in failed transaction costs, which were offset by a $98,216 increase in general and administrative expenses and a $64,812 decrease in revenue.

Revenues

We generated revenue in the amount of $56,434 for the three-month period ended September 30, 2009 compared to $121,246 for the three-month period ended September 30, 2008. The decrease of $64,812 in revenue was primarily due to a general decline in prices paid for oil and gas products, as well as adjustments to previous production estimates.

General and Administrative Expenses

General and administrative expenses for the three-month period ended September 30, 2009 were $500,273 compared to $402,057 for the three-month period ended September 30, 2008. The increase of $98,216 in general and administrative expenses was primarily due to a increase in consulting expense in the amount of $28,641, an increase in legal fees in the amount of $28,590, and an increase in accounting fees of $28,156. General and administrative expenses of $500,273 for the three-month period ended September 30, 2009 were primarily comprised of  $181,252 of accounting fees, $73,381 of legal fees, $73,000 of consulting fees, and $62,500 of salaries expense.

Interest Expense

Interest expense for the three-month period ended September 30, 2009 was $610,841 compared to $3,407,766 for the three-month period ended September 30, 2008. Interest expense for the three-month period ended September 30, 2008 was primarily comprised of $310,000 of interest related to drilling lease option extensions, $3,022,446 of interest on various notes payable, including amortization of discounts on the notes in the amount of $2,601,881, and $55,749 of interest related to the amortization of the beneficial conversion feature on our Series 1 convertible notes.

Interest expense incurred in the three-month period ended September 30, 2009 primarily consisted of $463,092 of interest on various notes payable, including amortization of discounts on the notes in the amount of $205,459, and $83,174 of interest related to the amortization of the additional liability for conversion features on our Series 1 convertible notes.

Net Loss on Extinguishment of Debt

We incurred loss on extinguishment of debt from various modification and settlement agreements related to our notes payable for the nine-month period ended September 30, 2008 in the total amount of $1,264,277.

Gain on Sale of Oil and Gas Interest

For the nine months ending September 30, 2009, the Company recorded a gain on sale of oil and gas interests in the amount of $629,760.

Failed Transaction Cost

We incurred a failed transaction cost related to our loan agreement with BJ Petro, Inc. for the nine-month period ended September 30, 2008 in the total amount of $400,000.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of our common stock and the issuance of promissory notes. As of September 30, 2009, we had a cash balance of $0.

We require a minimum of approximately $6,000,000 for the next 12 months, which includes approximately $620,000 to pay for our outstanding professional fees, $1,700,000 to pay for the outstanding drilling costs to various drillers, $600,000 to the other former partners of Indigo LP as a result of the settlement agreement, $1,800,000 to pay our note payable obligation as well as $1,280,000 of accrued interest and fund other operating costs.   We need cash immediately, as we have no cash at the current time.  In addition to the minimum amount required, the Company expects to spend an additional $4,600,000 for lease acquisition and drilling activities. The amount we anticipate for our exploration and drilling needs is subject to wide fluctuations, as to date, we have been unable to accurately budget for our drilling and exploration costs and have encountered significant budget overruns in our current drilling program.  Moreover, in the event we locate additional prospects for acquisition, experience cost overruns at our current prospects or fail to generate projected revenues, we will also need additional funds during the next twelve months. We currently do not have sufficient funds to sustain our current operations, pay our debts and other liabilities, and operate at our current levels for the next twelve months. Accordingly, we need to immediately raise additional funds through the sale of our securities or other fundraising means.  We plan to raise funds from private offerings of our equity and debt securities in order to fund our operations through September 30, 2010.  In July 2009, we also sold certain oil and gas interests for a $630,000.  Further, as of the date of this filing, we have a financing agreement with Elite Don Establishment, a Registered Trader in Dubai, United Arab Emirates (“Elite”) relative to a $5,000,000 short term bridge loan and potentially a more significant long-term financing.  Such long-term financing is dependent on on-going due diligence efforts regarding the projects of Dubois Partners, LLC.  As of November 1, 2009, Elite has not provided any funding under this agreement and the Company has not entered into any other agreements with any party relating to the sale of its debt or equity securities which will provide it with the funding necessary for the Company.

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

The Company had no off balance sheet transactions during the quarter ended September 30, 2009.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of September 30, 2009.

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

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the fiscal quarter ending September 30, 2009.

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

On May 6, 2009, Akerman Construction Co., Inc., (“Akerman”) a subcontractor of Epicenter, filed a Mechanic’s Lien against Indigo and two other parties on the four wells drilled by it on the Dubois Field of Indiana (the “Wells”) for claims aggregating $875,969.  Such claim was predicated on Epicenter’s failure to pay obligations for the drilling costs.

On July 30, 2009, Akerman filed a Complaint against the Company for Breach of Contract and to Foreclose Mechanic’s Lien.  On September 14, 2009, Akerman filed a Motion for Leave to Amend its complaint seeking judgment against the defendants, jointly and severally, in the sum of $875,969.49, plus interest thereon as well as reasonable attorney’s fees and costs of action.  The complaint further seeks an order foreclosing the plaintiff’s mechanic’s lien on the Wells and an order for the sale of the defendant’s interest in the wells, the improvements thereon and the defendant’s leasehold mineral interest therein to satisfy the amounts allegedly owing and due to Akerman.  Such Motion for Leave to Amend the complaint was granted on September 14, 2009.

The Company has engaged counsel to resolve the above claims, which were still pending as of November 12, 2009.

In May 12, 2009, M&M Pump & Supply, Inc., a subcontractor of Epicenter, filed a Mechanic’s Lien against Indigo, Epicenter and four other parties on the four wells drilled on the Dubois Field of Indiana  for claims aggregating $125,160.  Such claim was predicated on Epicenter’s failure to pay obligations for the drilling costs.  The Company has engaged counsel to resolve these lien claims, which were still pending as of November 12, 2009.

Our address for service of process in Nevada is 2857 Sumter Valley Dr., Henderson, NV 89052.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In July 2009, the Company issued 750,000 shares of common stock as part of the consideration for promissory notes issued by the Company in the amount of $75,000.

In July 2009, the Company issued 150,000 shares of common stock for promissory note extensions.

In July 2009, the Company issued 1,980,000 shares of common stock for promissory note penalties.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As of November 1, 2009, the Company is in default of the following senior securities:

Name of Debtor	Type of Obligation	Principal Amount	Amount Outstanding As of November 1, 2009

Convertible Note - Series 1
James Walgreen	Promissory Note	$300,000	$346,042

Convertible Note - Series 2
Carrie Jean Doine	Promissory Note	$50,000	$78,982
Jerry Braatz, Sr.	Promissory Note	$75,000	$118,089

Series of Notes Payable
Kirsten Braatz	Settlement Agr.	$200,000	$200,000
James T. Dunn III	Settlement Agr.	$100,000	$110,000

Other Promissory Notes
Lonnie Somora	Promissory Note	$50,000	$77,576
Antoinette Davis	Promissory Note	$25,000	$23,774
Robert Rosania	Promissory Note	$25,000	$33,589
Raymond & Gerri Garonski	Promissory Note	$40,000	$61,622

Long-Term Notes Payable
Carr Miller Capital, LLC	Promissory Note	$1,080,000	$1,105,406

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Identification of Exhibit
3.1	Articles of Incorporation*

3.2	By-Laws*

10.1	Amended Purchase and Sale Agreement between Indigo-Energy, Inc. and BlueStone Energy Partners dated July 16, 2009*

10.2	Promissory Note in favor of Carr Miller Capital, LLC dated July 16, 2009

10.3	Promissory Note in favor of Janelle M. Anderson dated July 10, 2009

10.4	Amended Promissory Note, dated July 17, 2009

10.5	Promissory Note in favor of Carr Miller Capital dated July 28, 2009

10.6	Settlement Agreement between Indigo-Energy, Inc. and Carr Miller Capital, LLC dated July 29, 2009

10.7	Extension Agreement between Indigo-Energy, Inc. and Carr Miller Capital, LLC dated August 16, 2009

31.1	Sarbanes Oxley Section 302 Certification

31.2	Sarbanes Oxley Section 302 Certification

32.1	Sarbanes Oxley Section 906 Certification

32.2	Sarbanes Oxley Section 906 Certification

* Previously filed

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

INDIGO-ENERGY, INC.

By:	/s/ Steven P. Durdin
Steven P. Durdin
President and Chief Executive Officer

Date: November 20, 2009

Exhibit Index

Exhibit No.	Identification of Exhibit

3.1	Articles of Incorporation*

3.2	By-Laws*

10.1	Amended Purchase and Sale Agreement between Indigo-Energy, Inc. and BlueStone Energy Partners dated July 16, 2009*

10.2	Promissory Note in favor of Carr Miller Capital, LLC dated July 16, 2009

10.3	Promissory Note in favor of Janelle M. Anderson dated July 10, 2009

10.4	Amended Promissory Note, dated July 17, 2009

10.5	Promissory Note in favor of Carr Miller Capital dated July 28, 2009

10.6	Settlement Agreement between Indigo-Energy, Inc. and Carr Miller Capital, LLC dated July 28, 2009

10.7	Extension Agreement between Indigo-Energy, Inc. and Carr Miller Capital, LLC dated August 16, 2009

31.1	Sarbanes Oxley Section 302 Certification

31.2	Sarbanes Oxley Section 302 Certification

32.1	Sarbanes Oxley Section 906 Certification

32.2	Sarbanes Oxley Section 906 Certification

* Previously filed