Form 10-K
period 2009-12-31
Indigo-Energy, Inc.
filed 2010-04-15
CIK 356870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO________________.

INDIGO-ENERGY, INC.
(Name of small business issuer in its charter)

NEVADA	84-0871427
(State of or other jurisdiction of incorporation or organization)	(IRS Employer I.D. No.)

701 N. Green Valley Pkwy., Suite 200
Henderson, Nevada 89074
(Address of Principal Executive Office)
 (702) 990-3387
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 if Regulation S-T (§229.405 of this chapter) during the preceeding 12 months (or such shorter period that the registrant was required to submit and post such files)  ☐  Yes ☑  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive  proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting Company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☑

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act). ☐Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2009, based on the closing price of the Over-The-Counter Bulletin Board of $0.02 per share was $7,031,776.22.

Number of shares outstanding of the registrant’s common stock, $0.001 par value, outstanding on April 13, 2010: 828,861,382.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐ No ☐ ;

Documents Incorporated by Reference: NONE

INDIGO-ENERGY, INC

INDEX

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Background

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

Appalachian Basin Gas Operations

We sold mineral rights (excluding coal) in Greene County, Pennsylvania and Monogalia County, West Virginia, respectively, in July 2009 (See Program #1 below) as follows: 100% interest in 420 acres, one-third interests in 13 acres, one-sixth interest in 68 acres, and various percentages in an additional 56 acres  (collectively the “Indigo Property”). We do not own the surface land in these areas. These natural resources are available via subsurface drilling and recovery techniques. We drilled twenty-four (24) gas wells located in this area, twenty-one (21) of which were drilled through four turnkey drilling programs with four (4) respective operators (see status below). To quantify the potential for recoverable reserves of natural gas, oil and coal bed methane, we commissioned four independent geological and engineering studies of the Indigo Property.

Wells Operated Through Drilling and Operating Agreements

The Company operates 16 of its wells through the following Drilling and Operating Agreements:

1.	Drilling and Operating Agreement between Indigo and TAPO Energy, LLC (“TAPO”) (“Program #1”) – 5 well program, all of which have been completed and are producing.

2.	Drilling and Operating Agreement between Indigo and Dannic Energy Corp. (“Dannic”) (“Program #2”)– 5 well program, all of which have been completed and are producing.

3	Drilling and Operating Agreement between Indigo and Mid-East Oil Company (“Mid-East”) (“Program #3”) – 6 well program, all of which have been completed and are producing.

Pursuant to the Drilling and Operating Agreements Indigo entered into, the operators were responsible for drilling, completing, and operating the wells.

Program #1 - Drilling and Operating Agreement between Indigo and TAPO – 5 well program

Under the Drilling and Operating Agreement between Indigo and TAPO the Company has an 87.5% working interest in five wells. The operating agreement also provides for an overriding royalty interest of 1/16 (6.25%) of all gross revenues from oil and gas produced from the wells drilled by TAPO. This overriding royalty interest is in addition to the customary 12.5% royalty interest due to the landowner. All five wells are currently producing and determined to be proved properties as of December 31, 2009.

On April 2, 2008, the Company entered into a Modification and Settlement Agreement with TAPO to settle its obligation due to TAPO in the amount of $671,598. Under the terms of the settlement agreement, the Company assigned all of its rights to receive revenue from the five wells for a period equal to the later of 48 months (commencing January 2008) or until the obligation to TAPO has been satisfied (“the Assignment Period”). Upon expiration of the Assignment Period, all rights assigned to TAPO will automatically revert back to the Company and a new carried interest in the five wells will be assigned to the Company.

On May 28, 2009, the Company entered into a Purchase and Sale Agreement (“PSA”) with TAPO. The PSA outlined an understanding with respect to TAPO’s purchase of all of Indigo’s oil and gas interests in certain properties located in Greene County, Pennsylvania and Monogalia County, West Virginia excluding interests in certain drilling sites previously assigned to TAPO in connection with the April 2, 2008 Modification and Settlement as described above for an aggregate purchase price of $630,000. Under the PSA, the Company keeps all its rights and interests in its three initial wells drilled on Indigo Property.  In addition, the Company will be entitled to an overriding royalty interest of 3.125% of all net revenues generated by TAPO on the Indigo Property.

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

Program #2 - Drilling and Operating Agreement between Indigo and Dannic – 5 well program

Under the Drilling and Operating Agreement between Indigo and Dannic the Company has a 60% working interest in the five wells. The operating agreement also provides for an overriding royalty interest of 1/16 (6.25%) of all gross revenues from oil and gas produced from the wells drilled by Dannic. This overriding royalty interest is in addition to the customary 12.5% royalty interest due to the landowner. All five wells are currently producing and determined to be proved properties as of December 31, 2009.

On December 30, 2008, The Company entered into a Continuation Agreement with Dannic to settle its obligation in the amount of $381,824 to Dannic. Under the terms of the settlement agreement, Dannic agreed to release $180,186 of suspended revenue checks owed to the Company for well production through October 2008 in exchange for the payment of the outstanding obligation of $381,824 by the Company. The parties exchanged checks for their respective amounts owed on the date of the Continuation Agreement. In addition, Dannic agreed to assign the Company an additional 27% working interest in the wells, increasing the Company’s working interest in the wells to 60%.  On January 29, 2009, Dannic formally recorded the assignment of the 27% interest in the wells.  Dannic also agreed to distribute to Indigo its proportionate share of monthly revenue within 30 days of its receipt of the production checks.

Program #3 - Drilling and Operating Agreement between Indigo and Mid-East – 6 well program

Under the Drilling and Operating Agreement between Indigo and Mid-East the Company has a 75% working interest in the six wells. The operating agreement also provides for an overriding royalty interest of 1/16 (6.25%) of all gross revenues from oil and gas produced from the wells drilled by Mid-East. This overriding royalty interest is in addition to the customary 12.5% royalty interest due to the landowner. All six wells are currently producing and determined to be proved properties as of December 31, 2009.

Revenue earned by the Company in the year 2009 under the Programs 1- 3 above have been minimal.  The industry is subject to weather, pricing volatility (including for overseas production) and industrial demand.  The Company’s wells are a small number of “feeder” wells to a vast pipeline network, and when the wholesale gas buyer reduces demand, they may “shut-in” excess production and only accept gas that meets their demands.  Small companies, such as the Company, have no leverage when competing with larger companies to become a part of the producing wells and often are “shut in” for a period of time on any number of wells.

Drilling Agreement with P& J Resources, Inc. (“P&J”)

Under a Drilling and Operating Agreement between Indigo and P&J the Company planned on having a 75% working interest in the five wells operated by P&J. The operating agreement also provides for an overriding royalty interest of 1/16 (6.25%) of all gross revenues from oil and gas produced from the wells drilled by P&J. This overriding royalty interest is in addition to the customary 12.5% royalty interest due to the landowner.

All five wells have been drilled but have not been completed as of December 31, 2009.  Management has been unable to obtain a reasonable explanation from P&J as to why these wells have not been completed since they were spudded in early 2007. Management intends to seek legal actions against P&J to recoup the money Indigo has invested in these wells, or, alternatively, to endeavor to bring such wells into production.  The Company has retained counsel to initiate such legal action against P&J.

The Company’s Wells

The Company operates three of its own wells. All three wells are currently producing and determined to be proved properties as of December 31, 2009.  Well #1 generates 5% of production, well #2 generates 13% and well #3 generates approximately 82% of total production of the wells that the Company operates.

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

On March 26, 2009, the Company entered into an agreement with Epicenter wherein Epicenter acknowledged that, between February 20, 2009 and March 23, 2009, it has received an aggregate of $900,000 from the Company, which amount was utilized for drilling and other activities related to four wells, specifically, two horizontal gas wells, joined through one vertical Hub gas well, and one vertical oil well, located in the Dubois field, in the Illinois Basin. The agreement contained a representation from Epicenter that it has the right to drill on the property and also contained an undertaking on the part of Epicenter to execute an assignment of working interest in the wells in favor of the Company and to record such assignment in the appropriate Public Records in Dubois County, Indiana.

On April 3, 2009, the Company announced that the above four wells have been completed.  These four wells consist of two horizontal spokes joining a third vertical hub for natural gas production and a vertical oil well.

On April 29, 2009, the Company entered into another agreement with Epicenter wherein Epicenter acknowledged that it has received an aggregate of $2,100,000 from the Company, which amount was utilized for drilling and other activities related to the four wells located in the Dubois field, in the Illinois Basin. The agreement provides that any remaining charges for the drilling of these four wells over and above the $2,100,000 will be paid from the 100% of the net revenue interest from these four wells until all drilling and completion costs have been paid-in-full. In consideration of the $2,100,000 provided by the Company, Epicenter assigned the Company a 75% working interest in the four wells, and has been recorded in the appropriate public records of Dubois County, Indiana. In consideration of Epicenter being the operator of the wells, Epicenter will receive a 25% working interest in the wells. The working interests are subject to the customary 12.5% royalty interest due to the landowner and an overriding royalty interest of 8.25% of all gross revenues from oil and gas produced from the four wells.  As of May 7, 2009, Epicenter’s assignment of the 75% working interest to the Company has been recorded in the appropriate public records of Dubois County, Indiana.

 On May 11, 2009, the Company received a Sworn Statement of Intention to Hold Lien filed on behalf of Akerman Construction Co., Inc. against the Company and other third parties indicating that Akerman Construction Co., Inc. intends to hold a lien on the land, well and well improvements, casing, and mineral interests in, on and under certain real estate located in the Dubois County, State of Indiana, as well as on all buildings, structures and improvements located thereon.  A pre-trial conference relating to the Hold Lien filed by Akerman Construction Co., Inc. is set for April 23, 2010.

In February 2010, the Company completed the installation of a well pump system for its three natural gas wells and one oil well located in the Illinois Basin. The main system, which is driven by a progressive cavity pump was installed in the HUB or “collector” vertical natural gas well which will be the production point for all three gas wells that were drilled in 2009.  A pump was also installed in the horizontal oil well which the Company also drilled in 2009 with the help of its operating partners in the Illinois Basin.

In March 2010, the Company completed a series of required tests on a 5,800 foot transmission line regulated by the state utilities commission. This pipeline is part of the processing and transportation system which will be utilized to deliver natural gas from the wells recently completed by the Company and its operating partners in the Illinois Basin drilling project. The high pressure test along with detailed inspections, were conducted on the transmission line that connects the field’s natural gas processing plant and the interstate pipeline. The testing process was concluded on March 2, 2010 and recommended mechanical adjustments highlighted during the inspection process were completed in the field on March 3, 2010.

On March 15, 2010, the Company entered into a Memorandum of Understanding with Epicenter and Reef, LLC whereby the Company undertook to provide funding in the maximum amount of $350,000 for completion efforts required to bring the four wells into production.  It was further agreed that working interest revenue from the wells, net of operational requirements, will be used, first, to pay certain outstanding obligations the amount of $1,600,000 due to contractors and subcontractors engaged to complete the four wells.  Such outstanding amounts shall be paid prior to any working interest revenue being distributed to the parties to the Memorandum of Understanding.

The parties further agreed that Epicenter would be the operator of the four wells and that any costs incurred in the normal day-to-day operations shall be incurred at Epicenter’s sole discretion, while any unusual operational costs shall be subject to mutual consent.  Reef, LLC is the leaseholder of the drilling rights on the property.  Robert Turnage is a managing member of Reef, LLC and is a minority interest owner of Reef, LLC.  Mr. Turnage is also an officer and director of Epicenter.

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

The Operators generally receive a monthly operating fee of $300 for each producing well, $100 for any “shut in” well.  No fee shall be paid to the operator for any “dry” well. The operating fee covers all normal and regularly recurring operating expenses for the production, delivery and sale of gas, such as well tender, routine maintenance and adjustment, reading meters, recording production, pumping, maintaining appropriate books and records, preparing reports to the Company and to government agencies and collecting and disbursing revenues. The operating fee does not include costs and expenses related to the production and sale of oil (for natural gas wells only), purchase of equipment, materials or third party services, brine collection and disposal, compression and dehydration of natural gas, meter repair and calibration, extraordinary repairs and rebuilding of access roads, all of which will be billed at the invoice cost of materials purchased or third party services performed together with a reasonable charge by the Operator for services performed directly by it.

Liquidity

The Company has incurred losses since its inception and is delinquent on many of its obligations to its creditors. The Company’s current liabilities exceed its current assets. The Company has been borrowing money and has assigned certain net revenue interest in oil and gas properties as collateral or consideration for these loans. The Company needs to raise a significant amount of cash to fund current operations and current capital commitments. There is no assurance the Company will receive funding necessary to implement its business plan. This raises substantial doubt about the ability of the Company to continue as a going concern.

The Company plans to raise funds from private offerings of equity and debt securities in order to fund its operations through December 2010. The Company will need to raise additional funds in the event it locates additional prospects for acquisition, experiences cost overruns at its current prospects, or fails to generate projected revenues.

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

To date, an amount of $1,500,000 is still due to the Company from Carr Miller pursuant to the terms of the GFA.  On February 23, 2010, the Company and Carr Miller entered into a Global Financing Extension Agreement pursuant to which the parties agreed that the GFA shall be extended until June 30, 2010.  The agreement further provided on or before June 30, 2010, Carr Miller shall have the option to (i) provide the Company with the $1,500,000 loan remaining under the terms of the GFA; (ii) return to the Company for cancellation an aggregate of 15,000,000 shares of the Company’s common stock currently registered in the name of Carr Miller; or (iii) cancel and forgive certain debts owed by the Company to Carr Miller in the aggregate amount of $1,500,000.

The Company’s ability to continue as a going concern is dependent upon the Company earning sufficient revenue and raising additional financing on terms desirable to the Company. If the Company is unable to earn revenues sufficient to sustain its operations or obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to the Company, management may be required to delay, scale back or eliminate its well development program or even be required to relinquish its interest in one or more properties or in the extreme situation, cease operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Principal Drilling Locations

Our principal drilling locations are in the States of Pennsylvania and West Virginia.  In addition, we have drilling locations in Kentucky, where the P&J wells are located.  We also conduct drilling operations in the Dubois Field in Jasper, Indiana.

Geographic Markets

Our primary geographic market is the United States.

Competition

The industry in which the Company is engaged in is intensely competitive and it competes with other companies that are significantly larger and have greater resources. Many of these companies explore for and produce oil and natural gas and also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may have a greater ability to continue exploration activities during periods wherein prices for oil and natural gas are low. Moreover, our larger competitors may be able to better absorb the burden of present and future federal, state, local and other laws and regulations which would adversely affect our competitive position.

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

The U.S. Market

Cost of Compliance with Environmental Laws

Dismantlement, Restoration and Environmental Costs

The Company recognizes transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. A liability is recognized for retirement obligations associated with tangible long-lived assets, such as producing well sites. The obligations are those for which a company faces a legal obligation. The initial measurement of the asset retirement obligation is to record a separate liability at its fair value with an offsetting asset retirement cost recorded as an increase to the related property and equipment on the consolidated balance sheet. The asset retirement cost will be amortized using a systematic and rational method similar to that used for the associated property and equipment upon the establishment of proven reserves for the respective wells.  As of December 31, 2009, the Company’s liability for retirement obligations was $290,580, representing the obligation for wells completed as of the balance sheet date.

 Retirement obligations consist of the following as of December 31:

	2009	2008
Balance as of January 1	$227,800	$208,000
Cumulative effect of change in accounting principle		–
Additional liabilities incurred	40,000	–
Liabilities settled		–
Accretion expense	22,780	19,800
Revision of estimates		–
Balance as of December 31	$290,580	$227,800

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

Employees

As of December 31, 2009, we had one (1) employee.

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

We sold mineral rights (excluding coal) in Greene County, Pennsylvania and Monogalia County, West Virginia, respectively, in July 2009 (See Program #1 above) as follows: 100% interest in 420 acres, one-third interests in 13 acres, one-sixth interest in 68 acres, and various percentages in an additional 56 acres  (collectively the “Indigo Property”). We do not own the surface land in these areas. These natural resources are available via subsurface drilling and recovery techniques.  We drilled the 3 Indigo wells on this property.

We drilled twenty-one (21) wells in the Pennsylvania, West Virginia and Kentucky acreages through four turnkey drilling programs with four (4) respective operators, as previously described (see status below). To quantify the potential for recoverable reserves of natural gas, oil and coal bed methane, we commissioned four independent geological and engineering studies of the Indigo Property and the turnkey drilling program properties.

For a more detailed discussion on the Company’s operations in the Appalachian Basin, please see “Appalachian Basin Gas Operations” and “Wells Operated Through Drilling and Operating Agreements” under Item 1.

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

For a more detailed discussion on the Company’s operations in the Dubois Field, please see “Illinois Basin Gas Operations” under Item 1 above.

Productive Wells and Drilling Activity

Productive wells are producing wells and wells capable of production. The following table presents the Company's number of productive wells and plugged and abandoned dry wells:

	December 31,
	2009		2008
Productive wells, beginning of year	24	(1)	18

Wells completed	-		1
Wells recovered through driller settlement agreements (2)	-		5
Drilled but not completed (3)	5		-
Wells plugged and abandoned as dry wells	-		-

Productive wells, end of year	19		24

(1)	Includes the three company wells.
(2)	On December 30, 2008, the Company entered into a Continuation Agreement with Dannic Energy Corporation which resulted in the recovery of these five (5) wells.
(3)	Consists of the P&J wells.

For a more detailed description of the Company’s wells, please see Item 1. Description of Business.

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

	December 31,
	2009	2008
Average sales price per unit of gas production (mmcf)	$3,900	$10,900

Average production cost per unit of gas production (mmcf)	$2,700	$6,600

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any litigation. However, on May 6, 2009, Akerman Construction Co., Inc., (“Akerman”) a subcontractor of Epicenter, filed a Mechanic’s Lien against Indigo and two other parties on the four wells drilled by it on the Dubois Field of Indiana (the “Wells”) for claims aggregating $875,969.  Such claim was predicated on Epicenter’s failure to pay obligations for the drilling costs.

On July 30, 2009, Akerman filed a Complaint against the Company for Breach of Contract and to Foreclose Mechanic’s Lien.  On September 14, 2009, Akerman filed a Motion for Leave to Amend its complaint seeking judgment against the defendants, jointly and severally, in the sum of $875,969, plus interest thereon as well as reasonable attorney’s fees and costs of action.  The complaint further seeks an order foreclosing the plaintiff’s mechanic’s lien on the Wells and an order for the sale of the defendant’s interest in the wells, the improvements thereon and the defendant’s leasehold mineral interest therein to satisfy the amounts allegedly owing and due to Akerman.  Such Motion for Leave to Amend the complaint was granted on September 14, 2009.

The Company has engaged counsel to resolve the above claims and a pre-trial conference has been scheduled for April 23, 2010.

In May 12, 2009, M&M Pump & Supply, Inc., a subcontractor of Epicenter, filed a Mechanic’s Lien against Indigo, Epicenter and four other parties on the four wells drilled on the Dubois Field of Indiana for claims aggregating $125,160.  Such claim was predicated on Epicenter’s failure to pay obligations for the drilling costs.  The Company has engaged counsel to resolve these lien claims.  To date, no further action has been taken by M&M Pump & Supply Co.

Our address for service of process in Nevada is 2857 Sumter Valley Dr., Henderson, NV 89052.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

As of April 13, 2010, our common stock is quoted and traded under the symbol “IDGG” on the OTC Bulletin Board (“Bulletin Board”).

As of April 13, 2010, the closing price of our common stock was $0.05.

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

Below is the market information pertaining to the range of the high and low bid information of our common stock for each quarter since the year 2008. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	2008
	High	Low
First quarter	$0.35	$0.03
Second quarter	0.45	0.05
Third quarter	0.18	0.05
Fourth quarter	0.10	0.02

	2009
	High	Low
First quarter	$0.09	$0.03
Second quarter	0.07	0.03
Third quarter	0.05	0.02
Fourth quarter	0.05	0.01

	2010
	High	Low
First quarter	$0.08	0.02

Source: http://www.pinksheets.com

Holders

On April 13, 2010, there were 1,134 holders of record of our common stock.

Dividends

No cash dividend was declared in 2009.

Recent Sales of Unregistered Securities

In December 2009, the Company issued 1,000,000 shares of common stock as part of the consideration for a promissory note issued by the Company in the amount of $500,000.

In December 2009, the Company issued 300,000 shares of common stock for promissory note extensions.

In December 2009, the Company issued 1,650,000 shares of common stock for promissory note penalties.

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

We have incurred losses since our inception. We are delinquent on many of our obligations to our creditors. Our current liabilities exceed our current assets and we will need additional capital to fund operations. There are no assurances that we will receive funding to implement our business plan and our independent registered accountant indicated in their opinion on our 2009 annual financial statements that there was substantial doubt about our ability to continue as a going concern.

The Company has enjoyed substantial progress in development of its strategic operating plan as developed at the last shareholders meeting.  We had set target goals in three specific areas: (1) new drilling and operating wells: (2) improving our balance sheet and improving our cash flow: and (3) securing sufficient capital to move the Company forward through a combination of debt and equity instruments.
•
In new well development, we have drilled and completed 2 horizontal wells joining a 3rd vertical Hub for gas production.  That well is within weeks of production and early indications are very promising.  Also in the Dubois field within the Illinois basin, we have successfully drilled a vertical oil well which is just coming into production and should be generating revenue by the 2nd quarter of 2010.

•
As to balance sheet improvements, we have restructured a number of toxic promissory notes, worked out settlements with 2 of our 3 operating drillers to improve cash flow, and converted a number of notes to equity at a favorable exchange rate.  In the first quarter of 2010 the Company also did a roll up of 18 promissory notes of varying terms into a single longer term note with a 2 year window until first payments.  Additionally the almost half-million dollar obligation to Indigo-Energy LP’s 14 partners were converted to equity.

•
Regarding the search for partnership in development of additional drilling opportunities, the Company is in various stages of securing commitments to follow the successful Dubois drilling program with similar programs as well as acquisition of current operating field.

The Company needs to raise significant funds for future drilling and operating costs. Any fundraising conducted by the Company will most likely result in the issuance of additional shares of common stock which will dilute the ownership interests of the Company’s current shareholders. The Company’s expectation of its cash needs is approximately $11,100,000 to fund its current obligations under the various agreements to which the Company is a party.

During the next 12 months, we do not anticipate any significant changes in the number of our employees other than to add adequate field operating personnel to enable us to monitor and further develop our drilling and operating opportunities.

Results of Operations for the Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

We incurred a net loss for the year ended December 31, 2009 in the amount of $5,053,690 compared to a net loss of $17,128,014 for the year ended December 31, 2008. The decrease in net loss of $12,074,324 was primarily attributable to a $439,932 decrease in general and administrative expenses, a decrease of $6,904,148 in interest and forbearance expense, a reduction of $2,406,368 in loss on extinguishment of debt, a decrease in transaction costs related to a failed transaction of $400,000, and a reduction in settlement expenses of $899,392.  These were offset by a decrease in revenues of $537,204, an increase of $252,545 from impairment of oil and gas properties, $629,760 from a gain on the sale of oil and gas interests and a $985,498 unrealized gain on derivatives.

Revenues

We had revenue in the amount of $139,765 for the year ended December 31, 2009 compared to $676,969 in revenues for the year ended December 31, 2008. The decrease in revenue of $537,204 was primarily attributable to $221,098 of additional revenue included in the year ended December 31, 2008 that resulted from a Continuation Agreement with Dannic Energy Corporation, $95,025 of additional revenue included in the year ended December 31, 2008 that resulted from a Modification and Settlement Agreement with TAPO Energy, LLC, a general decline in both demand and prices paid for oil and gas products, as well as adjustments to previous production estimates.

Impairment of Oil and Gas Properties

Impairment cost of $252,545 related to oil and gas properties was incurred for the year ended December 31, 2009 as a result of our ceiling test on proved properties.

Depletion Expense

We recorded a depletion expense on our proved properties of $46,807 for the year ended December 31, 2009 compared to $125,912 for the year ended December 31, 2008. The decrease of $79,105 in depletion expense was primarily due to our decreased oil and gas carrying costs at December 31, 2009.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2009 were $4,171,194, compared to $4,611,126 for the year ended December 31, 2008. The decrease of $439,932 in general and administrative expenses was primarily due to a decrease in professional fees of $467,765. General and administrative expenses of $4,171,194 for the year ended December 31, 2009 were primarily comprised of $2,497,293 of consulting fees, $782,989 of accounting and auditing fees and $303,543 of legal fees.

Interest and Forbearance Expense

Interest expense for the year ended December 31, 2009 was $2,383,822 compared to $9,287,970 for the year ended December 31, 2008.   Interest expense of $2,383,822 for the year ended December 31, 2009 was primarily comprised of $2,116,555 of interest on various notes payable, including amortization of discounts on the notes in the amount of $1,122,384, and $235,947 of interest related to the amortization of the beneficial conversion feature on our Series 1 convertible notes.  Interest expense of $9,287,970 for the year ended December 31, 2008 was primarily comprised of $1,170,000 of interest related to drilling lease option extensions, $7,831,351 of interest on various notes payable, including amortization of discounts on the notes in the amount of $6,440,228, $217,426 of interest related to the amortization of the beneficial conversion feature on our Series 1 convertible notes.

Gain on Extinguishment of Debt

We incurred a gain on extinguishment of debt from various modifications and settlement agreements related to our notes payable for the year ended December 31, 2009 in the amount of $119,500 compared to a loss of $2,286,868 for the year ended December 31, 2008.

Gain on Sale of Oil and Gas Interest

During 2009, the Company recorded a gain on the sale of oil and gas interests in the amount of $629,760.

Unrealized Gain on Derivative

We incurred a gain on derivatives in the amount of $1,007,455 for the year ended December 31, 2009 compared to a gain on derivatives of $21,957 for the year ended December 31, 2008.

 Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of our common stock and the use of convertible debt. As of December 31, 2009, we had a cash balance of $411,042.

We require a minimum of approximately $11,100,000 for the next 12 months, which includes approximately $1,000,000 to pay for our outstanding professional fees, $1,700,000 to pay for the outstanding drilling costs to various drillers, $1,700,000 to pay our note payable obligations, including convertible notes as well as $200,000 to pay accrued interest and $1,500,000 fund other operating costs. In addition to the minimum amount required, the Company expects to spend an additional $5,000,000 for drilling activities. Moreover, in the event we locate additional prospects for acquisition, experience cost overruns at our current prospects or fail to generate projected revenues, we will also need additional funds during the next month. We currently do not have sufficient funds to fund our current operations or such capital calls, pay our debts and other liabilities, and operate at our current levels for the next twelve months. Accordingly, we need to raise additional funds through sales of our securities or otherwise, immediately.

If we are unable to obtain additional funds on terms favorable to us, if at all, we may be required to delay, scale back or eliminate some or all of our exploration and well development programs and may be required to relinquish our interest in one or more of our projects or in the extreme case, cease operations.

For the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Net cash used in operating activities was $1,712,216 for the year ended December 31, 2009 as compared to net cash used in operating activities of $4,634,215 for the year ended December 31, 2008. The $2,921,999 decrease in cash used in operating activities was primarily due to the decreased net loss incurred during the year.

The sales of natural gas is volatile and subject to upwards and downward changes in both volume and price.  Operators of gas field, pipelines, and processing centers buy gas from smaller operators like Indigo based on the market price of the gas at the street market price at the time of purchase.  A slow demand winter season will drive down both the need and price for natural gas.  Also outside the control of the Company is that lower demand is at the dictate of the pipeline operator as to which wells to “shut-in”.  While the Company is committed to gas production, and the USA is still very gas dependent, the demand, weather, operating conditions, and pricing are outside the control of the Company.

Net cash used in investing activities was $965,255 for the year ended December 31, 2009 as compared to net cash used in investing activities of $332,621 for the year ended December 31, 2008.

Net cash provided by financing activities was $2,463,290 for the year ended December 31, 2009 as compared to net cash provided by financing activities of $5,584,363 for the year ended December 31, 2008. The amounts in both periods represent net proceeds from sales of debt and equity securities.

At December 31, 2009, we had a working capital deficit of $7,916,760 compared to a working capital deficit of $4,422,717 at December 31, 2008. The increase in working capital deficit in the amount of $3,494,043 was due primarily to an increase in accounts payable and an increase in the current portion of notes payable.

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

Our most critical accounting policies are as follows:

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

In evaluating the accounting for the debt modifications and exchanges, management was required to make a determination as to whether the debt modifications and exchanges should be accounted for as a troubled debt restructuring (“TDR”) or as an extinguishment or modification of debt. The relevant accounting guidance required us to determine first whether the exchanges of debt instruments should be accounted for as a TDR. A TDR results when it is determined that the debtor is experiencing financial difficulties, and the creditors grant a concession; otherwise, such exchanges should be accounted for as an extinguishment or modification of debt. The assessment of this critical accounting estimate required management to apply a significant amount of judgment in evaluating the inputs, estimates, and internally generated forecast information to conclude on the accounting for the modifications and exchanges of debt.

The Company then evaluated if the debt modification constituted a material modification, in which case the debt modification would be accounted for as the extinguishment of the original debt and the creation of new debt, resulting in the recognition of a gain or loss on the extinguishment of debt. If it was determined that the debt modification was not a material modification, then there is no recognition of gain or loss on the extinguishment of debt, and the carrying amount of the debt is adjusted for any premium or discount that is amortized over the modification period.

Based on this analysis and after the consideration of the applicable accounting guidance, management concluded the some of the modifications and exchanges of debt were deemed to be TDRs, some were deemed as an extinguishment of old debt, while others were merely a modification of the original note.

 Asset Retirement Obligations

We recognize an estimated liability for the plugging and abandonment of our oil and gas wells and associated pipelines and equipment. The liability and the associated increase in the related long-lived asset are recorded in the period in which our asset retirement obligation (“ARO”) is incurred. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset.

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

Off Balance Sheet Reports

The Company had no off balance sheet transactions during the year ended December 31, 2009.

ITEM 8.  FINANCIAL STATEMENTS.

FINANCIAL STATEMENT TABLE OF CONTENT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Indigo-Energy, Inc.

We have audited the accompanying consolidated balance sheet of Indigo-Energy, Inc. as of December 31, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. Indigo-Energy, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We also have audited the adjustments described in Note 3 that were applied to restate the 2008 consolidated financial statements to correct errors. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2008 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2008 consolidated financial statements taken as whole.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Indigo-Energy, Inc. as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mark Bailey & Company, Ltd.
Reno, Nevada
April 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Indigo-Energy, Inc.
Henderson, Nevada

We have audited, before the effects of the immaterial adjustments (for the correction of an error described in Note 3, the accompanying consolidated balance sheet of Indigo-Energy, Inc. as of December 31, 2008, and the related consolidated statement of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indigo-Energy, Inc. as of December 31, 2008, and the results of its operations, changes in stockholders’ deficit and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company:  has incurred net losses since inception; had a working capital deficiency of $4,422,717 as of December 31, 2008; had a net loss in 2008 of $17,128,014; is delinquent on many of its obligations to its creditors; still owes certain parties payments for drilling wells for the Company; and does not currently have sufficient funds to execute its business plan or fund current operations or current capital commitments; and has been borrowing money and assigned its interests in certain property as collateral or consideration for these loans.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

L J SOLDINGER ASSOCIATES, LLC

Deer Park, Illinois
May 13, 2009

INDIGO-ENERGY, INC.
Consolidated Balance Sheets

	Year Ending December 31,
		2008
	2009	Restated
ASSETS
Current assets
Cash	$411,042	$625,222
Accounts receivable	7,960	208,147
Accounts receivable - related party	-	13,570
Prepaid expenses	9,825	186,301
Due from related parties	-	4,000

Total current assets	428,827	1,037,240

Proved oil and gas properties, net	426,635	725,987
Unproved oil and gas properties	3,743,736	442,403

Total oil and gas properties, net	4,170,371	1,168,390

Other assets
Deferred loan costs, net of accumulated amortization of $373,892
and $263,043 at December 31, 2009 and 2008, respectively	498,319	609,167

	$5,097,517	$2,814,797

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses (restated)	$3,617,056	$1,416,509
Accounts payable and accrued expenses - related party	493,569	233,774
Current portion of liability due to operator	83,767	81,917
Notes payable, net of discount	1,218,334	835,863
Notes payable, net of discount - related party	375,000	525,000
Convertible notes, net of discount	666,667	430,723
Current portion of long term notes payable - related party	987,761	-
Derivative liability (restated)	310,789	1,295,040
Due to related parties	-	244,500
Obligation to former non-controlling interest	262,660	175,787
Obligation to former non-controlling interest - related party	329,984	220,844

Total current liabilities	8,345,587	5,459,957

Long term liabilities
Liability due to operator, non-current	382,621	433,004
Accrued interest - related party	426,129	30,711
Notes payable, net of discount - related party (restated)	2,656,543	1,126,025
Asset retirement obligation (restated)	290,580	227,800
Obligation to former non-controlling interest	239,220	430,434
Obligation to former non-controlling interest - related party	300,536	540,762

Total long term liabilities	4,295,629	2,788,736

Total liabilities	12,641,216	8,248,693

Commitments and contingencies	-	-

Stockholders' deficit
Series C preferred stock; $0.001 par value; 100 shares authorized; 0 shares issued, and 0 and 75 shares issuable at December 31, 2009 and 2008, respectively	-	-
Liquidation preference; see Note 8
Common stock; $0.001 par value; 1,000,000,000 shares authorized; 700,251,299 and 562,346,488 issued and outstanding at December 31, 2009 and 2008, respectively; 0 and 2,994,811 shares issuable at December 31, 2009 and 2008, respectively	700,251	565,341
Additional paid-in capital (restated)	73,800,774	70,991,798
Accumulated deficit (restated)	(82,044,724)	(76,991,035)

Total stockholders' deficit	(7,543,699)	(5,433,896)

	$5,097,517	$2,814,797

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.
Consolidated Statements of Operations

	For the Years Ended
	December 31,
		2008
	2009	Restated

Revenues	$139,765	$578,063
Revenues - related party	-	98,906

Net revenues	139,765	676,969

Operating expenses
Impairment of oil and gas properties	252,545	-
Operating expenses	95,802	266,530
Operating expenses - related party	-	19,235
Depletion	46,807	125,912
General and administrative - related party	2,260,000	1,214,005
General and administrative	1,911,194	3,397,121

Total operating expenses	4,566,348	5,022,803

Loss from operations	(4,426,583)	(4,345,834)

Other income (expenses)
Interest and forbearance expense, net	(653,752)	(5,303,078)
Interest expense, net - related party (restated)	(1,730,070)	(3,984,892)
Gain on troubled debt restructuring	-	55,700
Gain on troubled debt restructuring - related party	-	58,528
Loss on extinguishment of debt	-	(1,546,792)
Gain (Loss) on extinguishment of debt - related party, net (restated)	119,500	(740,076)
Gain on sale of oil and gas interest	629,760	-
Gain on derivative (restated)	1,007,455	21,957
Failed transaction cost	-	(400,000)
Settlement expense	-	(398,611)
Settlement expense - related party	-	(500,781)

Total other expense, net	(627,107)	(12,738,045)

Net loss before pre-acquisition income	(5,053,690)	(17,083,879)

Pre-acquisition income	-	(44,135)

Net loss (restated)	$(5,053,690)	$(17,128,014)

Basic and diluted loss per common share	$(0.01)	$(0.07)

Basic and diluted weighted average common shares outstanding	658,957,957	256,497,728

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.
Consolidated Statements of Stockholders’ Deficit

	Common Stock		Preferred Series C
	Shares	Amount	Shares	Amount	Additional paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit

Balance, December 31, 2007	176,076,919	$176,077	-	$-	$53,089,578	$(59,857,466)	$(6,591,811)
Correction of common stock issued in prior periods	(1,000)	(1)	-	-	(404)	-	(405)
Common stock issued in connection with promissory notes (restated)	328,839,319	328,839	-	-	14,359,045	-	14,687,884
Common stock issued as non-employee compensation	10,426,061	10,426	-	-	1,685,710	-	1,696,136
Issuance of stock options & warrants	-	-	-	-	981,665	-	981,665
Cancellation of shares related to a settlement agreement	(2,000,000)	(2,000)	-	-	2,000	-	-
Preferred stock issued in connection with promissory notes	52,000,000	52,000	75	-	2,191,204	-	2,243,204
Derivative liability (restated)	-	-	-	-	(1,317,000)	-	(1,317,000)
Prior period adjustment	-	-	-	-	-	(5,555)	(5,555)
Net (Loss) for the year (restated)	-	-	-	-	-	(17,128,014)	(17,128,014)

Balance, December 31, 2008 (restated)	565,341,299	$565,341	75	$-	$70,991,798	$(76,991,035)	$(5,433,896)

Common stock issued in connection with promissory notes	19,910,000	19,910	-	-	923,976	-	943,887
Common stock issued as non-employee compensation	40,000,000	40,000	-	-	1,960,000	-	2,000,000
Preferred stock converted to common stock	75,000,000	75,000	(75)	-	(75,000)	-	-
Net (Loss) for the year	-	-	-	-	-	(5,053,690)	(5,053,690)

Balance, December 31, 2009	700,251,299	$700,251	-	$-	$73,800,774	$(82,044,724)	$(7,543,699)

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
		2008
	2009	Restated

Cash flows from operating activities
Net loss (restated)	$(5,053,690)	$(17,128,014)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation for consulting services	-	1,337,642

Share-based compensation for consulting services-related party	2,000,000	35,000
Stock options granted	-	119,290
Stock options granted - related party	-	954,410
Stock warrants issued - related party (restated)	20,000	-
Expense on forbearance agreements	-	300,000
Expense on forbearance agreements - related party	-	350,000
Amortization of deferred loan costs	110,849	19,332
Amortization of discount on notes	66,621	1,316,653
Amortization of discount on notes - related party (restated)	1,055,763	885,013
Amortization of discount on convertible notes	235,947	2,339,431
Amortization of discount on convertible notes - related party	-	2,116,557
Depletion expense	46,807	125,912
Settlement expense	-	398,611
Settlement expense - related party	-	500,781
Loss on extinguishment of debt	-	1,546,792
(Gain) loss on extinguishment of debt - related party (restated)	(119,500)	740,075
Gain on troubled debt restructuring	-	(55,700)
Gain on troubled debt restructuring-related party	-	(58,528)
Gain on sale of oil and gas interests	(629,760)	-
Unrealized gain on derivative (restated)	(1,007,455)	(21,957)
Impairment of oil and gas properties	252,545
Pre-acquisition income	-	44,135
Changes in assets and liabilities
Due from related party	4,000	-
Accounts receivable	200,187	(203,787)
Accounts receivable - related party	13,570	66,994
Prepaid expenses	176,476	(22,074)
Deposits	-	100,000
Accounts payable and accrued expenses	839,431	(878,153)
Accounts payable and accrued expenses - related party	248,643	242,570
Asset retirement obligation	62,780	194,800
Obligation to former non-controlling interest	(104,342)	-
Obligation to former non-controlling interest - related party	(131,087)	-

Net cash used in operating activities	(1,712,215)	(4,634,215)

Cash flows from investing activities
Tangible and intangible drilling costs for oil and gas properties	(1,595,015)	(332,921)
Proceeds from sale of oil & gas interests	629,760	-

Net cash used in investing activities	(965,255)	(332,921)

Cash flows from financing activities
Proceeds from issuance of debt	525,000	610,000
Proceeds from issuance of debt - related party	1,938,290	5,050,000
Repayment of debt	-	(49,137)
Repayment of debt - related party	-	(20,500)
Loan costs	-	(6,000)

Net cash provided by financing activities	2,463,290	5,584,363

Net increase (decrease) in cash	(214,180)	617,227

Cash, beginning of period	625,222	7,995

Cash, end of period	$411,042	$625,222

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND ABILITY TO CONTINUE AS A GOING CONCERN

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

The Company plans to raise funds from private offerings of equity and debt securities in order to fund its operations through December 31, 2010. The Company will need to raise additional funds in the event it locates additional prospects for acquisition, experiences cost overruns at its current prospects, or fails to generate projected revenues.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. From inception to December 31, 2008, the Company was deemed to be in the exploration stage. The Company ceased reporting as an exploration stage entity in 2009 since planned principal operations have commenced.

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

INDIGO-ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rivers West is an entity designed to merge oil and gas lease interests and operations with a financing source.  Steve Durdin, our CEO and President, is also a managing member of Rivers West.  The Company has determined that Rivers West is a VIE and, consequently, has consolidated the entity into its financial statements.

In April, July and September 2008, Indigo provided an aggregate of $715,000 to Rivers West under the belief it needed to preserve the lease rights to certain properties included in its planned drilling program with Epicenter Oil and Gas, LLC (“Epicenter”), which was to commence upon the Company’s obtaining of sufficient funding from an outside party.  The $715,000 payment was considered essentially a forbearance for the landholders and leaseholders to continue their patience giving Rivers West additional time to complete the payment and obtain the leases and therefore, was recorded as interest expense on the consolidated financial statements. Subsequently these expenditures were converted into a loan due to the Company (See Note 4).

In November and December 2008, the Company provided an aggregate of $550,000 to Rivers West to commence drilling operations in the Illinois Basin in southern Indiana, of which $332,921 was recorded as unproved properties at December 31, 2008, $80,917 as prepaid expenses, and $136,162 was expensed during 2008 (See Note 4).

In January and February 2009, the Company provided an aggregate of $650,000 to Rivers West in connection with its drilling operations in the Illinois Basin in Southern Indiana.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management periodically reviews its estimates, including those related to the determination of proved reserves, well completion percentage under the turnkey drilling programs, estimates of future dismantlement costs, estimates of average expected life and annual forfeitures of stock options and warrants, estimates of fair market value of debt used in evaluating whether the accounting for debt modifications should be accounted for as a troubled debt restructuring or as an extinguishment or modification of debt, estimates for the liability for variable conversion features on its convertible debt, estimates of future cash flows in valuing oil and gas properties, income taxes and litigation and estimates of the fair value of the derivatives associated with some of our warrants and certain non-employee stock options. Actual results could differ from those estimates.

Management believes that it is reasonably possible the following material estimates affecting the financial statements could significantly change in the coming year: (1) estimates of proved gas reserves and (2) estimates as to the expected future cash flows from proved gas properties (3) estimates of the fair value of the derivatives associated with certain warrants and non-employee stock options.

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas operations whereby all costs of exploring for and developing oil and gas reserves are initially capitalized on a country-by-country (cost center) basis. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling and overhead charges directly related to acquisition and exploration activities. We are concentrating our exploration activities only in the United States and therefore utilize a single cost center.

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

Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculations. These unevaluated properties are assessed periodically to ascertain whether impairment has occurred. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations.

INDIGO-ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If capitalized costs, less related accumulated amortization and deferred income taxes, exceed the “full cost ceiling” the excess is expensed in the period such excess occurs. The “full cost ceiling” is determined based on the present value of estimated future net revenues attributed to proved reserves.

Proceeds from a sale of petroleum and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center.

Troubled Debt Restructuring, Debt Extinguishments and Modifications

In evaluating the accounting for the debt modifications and exchanges, management was required to make a determination as to whether the debt modifications and exchanges should be accounted for as a troubled debt restructuring (“TDR”) or as an extinguishment or modification of debt. The relevant accounting guidance required us to determine first whether the exchanges of debt instruments should be accounted for as a TDR. A TDR results when it is determined that a debtor is experiencing financial difficulties and the creditors grant a concession; otherwise, such exchanges should be accounted for as an extinguishment or modification of debt. The assessment of this critical accounting estimate required management to apply a significant amount of judgment in evaluating the inputs, estimates, and internally generated forecast information to conclude on the accounting for the modifications and exchanges of debt.

The Company then evaluated if the debt modification constituted a material modification, in which case the debt modification would be accounted for as the extinguishment of the original debt and the creation of new debt, resulting in the recognition of a gain or loss on the extinguishment of debt. If it was determined that the debt modification was a TDR, then there is no recognition of gain or loss on the extinguishment of debt, and the carrying amount of the debt is adjusted for any premium or discount that is amortized over the modification period.

Based on this analysis and after the consideration of the applicable accounting guidance, management concluded the some of the modifications and exchanges of debt were deemed to be TDRs some were deemed to be a modification of the original note.

Impairment of Long-lived Assets

The carrying value of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. Impairment on the properties with unproved reserves is evaluated by considering criteria such as future drilling plans for the properties, the results of geographic and geologic data related to the unproved properties and the remaining term of the property leases. For the year ended December 31, 2009, the Company recorded an impairment to proved oil and gas properties in the amount of $252,545.

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

INDIGO-ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capitalization of Interest

We capitalize interest, including amortization of debt discounts, on expenditures for significant exploration projects while activities are in progress to bring the assets to their intended use. As costs are transferred to the full cost pool, the associated capitalized interest is also transferred to the full cost pool. For the year ended December 31, 2009 the Company recorded capitalized interest in the amount of $88,381.

Asset Retirement Obligations and Environmental Obligations

The Company recognizes transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. A liability is recognized for retirement obligations associated with tangible long-lived assets, such as producing well sites. The obligations are those for which a company faces a legal obligation. The initial measurement of the asset retirement obligation is to record a separate liability at its fair value with an offsetting asset retirement cost recorded as an increase to the related property and equipment on the consolidated balance sheet. The asset retirement cost will be depreciated using a systematic and rational method similar to that used for the associated property and equipment upon the establishment of proven reserves for the respective wells.

Cash

Cash includes cash on hand. The Company did not have any cash equivalents during the years ended December 31, 2009 and 2008.

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

Accounts Receivable

The Company establishes allowances for doubtful accounts based on a review of the credit profiles of customers, contractual terms and conditions, current economic trends and historical collection experience. The allowance for doubtful accounts is reassessed for each period. If different judgments and estimates were utilized is establishing the allowance, the amount or timing of bad debt expense or revenue recognized could differ materially from the amounts reported. In the Company’s limited historical experience, actual losses and credits related to accounts receivable have been consistent with the recorded provisions. If, however, actual future receipts differ materially from the current assessments due, among other things, to unexpected events or significant changes in trends, additional provisions may be necessary and future cash flows and statements of operations could be materially negatively impacted. Allowances for doubtful accounts as a percentage of revenues have been immaterial.

Financial Instruments

The carrying value of the notes payable is recorded at face value less unamortized discounts for beneficial conversion features, variable conversion features and alloction for the fair value of other consideration received by the lenders. The face value of the notes payable is disclosed in Note 5.

Income Taxes

Deferred tax assets and liabilities are recorded to reflect temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The tax rate used to determine the deferred tax assets and liabilities is the enacted tax rate for the year in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.

INDIGO-ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation Expense

Compensation cost relating to share-based payment transactions are recognized under fair value accounting and recorded in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).

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

For the year ending December 31, 2009, there was $2,020,000 of compensation cost related to warrants issued to consultants and shares of common stock issued to Steven Durdin and James Walter Sr., related parties, as compensation for consulting services. For the year ending December 31, 2008, there was $1,073,710 of compensation cost related to stock options we issued to our non-employee board members, consultants, and legal counsel. Since the Company has generated losses from its inception, no associated future income tax benefit was recognized for the year ended December 31, 2009 (see Preferred Stock and Shares Issued Pursuant to Various Consulting Agreements sections in Note 7 for more details).

Valuation of Derivative Instruments

US GAAP  requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants and non-employee stock-options to determine whether they should be considered a derivative liability and subject to re-measurement at their fair value. In estimating  the appropriate fair value, the Company uses a Black-Scholes option pricing model. At December 31, 2009, the Company adjusted its derivative liability to its fair value, and reflected the net decrease in the obligation of $1,007,455.

Fair Value Measurements

The Company applies the fair value hierarchy as established by US GAAP.  Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure the fair value as follows.

•	Level 1 – quoted prices in active markets for identical assets or liabilities.

•	Level 2 – other significant observable inputs for the assets or liabilities through corroboration with market data at the measurement date.

•	Level 3 – significant unobservable inputs that reflect management’s best estimate of what market participants would use to price the assets or liabilities at the measurement date.

The following table summarizes fair value measurements by level at December 31, 2009 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash	$411,042	$-	$-	$411,042
Notes payable, net of discount - related party	-	-	(2,796,528)	(2,796,528)
Derivative liability	-	-	(310,789)	(310,789)

INDIGO-ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative liability was valued under the Black-Scholes model, with the following assumptions:

Risk free interest rate	4.4%
Expected life	5.25 to 7.84 years
Dividend Yield	0%
Volatility	181%

The following table summarizes fair value measurements by level at December 31, 2008 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash	$625,222	$-	$-	$625,222
Notes payable, net of discount - related party	-	-	(1,126,025)	(1,126,025)
Derivative liability	-	-	(1,295,040)	(1,295,040)

Derivative liability was valued under the Black-Scholes model, with the following assumptions:

Risk free interest rate	4.4%
Expected life	6.25 to 8.84 years
Dividend Yield	0%
Volatility	181%

The following tables provides a reconciliation between beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3):

	Derivative	Notes Payable,
	Liability	Net of Discount

Balance at December 31, 2008	$(1,295,040)	$(1,126,025)

Additions to liability	(23,204)	(1,670,503)
Gain included in earnings	1,007,455	-

Balance at December 31, 2009	$(310,789)	$(2,796,528)

Loss Per Share

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

At December 31, 2009 and 2008, the Company had outstanding potentially dilutive shares of 142,966,667 and 104,471,429, respectively.

Reclassifications

Certain amounts reported in the prior periods have been reclassified to conform to the current period’s presentation.

INDIGO-ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - RESTATEMENTS TO PRIOR YEAR CONSOLIDATED FINANCIAL STATEMENTS

In the course of preparing our books and records for our 2009 audit, we became aware of several transactions that were not properly recorded for the year ended December 31, 2008.  Subsequently we evaluated the impact of the potential misstatements individually and in the aggregate, as well as both quantitatively and qualitatively.  We determined that the adjustments indicated were not material to the financial statements at December 31, 2008.  We found it necessary to correct the accounting treatments because of the potential material effect on the financial statements at December 31, 2009, which necessitated restating the balances at December 31, 2008 of certain accounts which are summarized in the following tables.

In certain cases, when considered separately in relation to individual line items or sub-totals, misstated amounts were numerically significant, however, because of their nature and the accounts affected when considered qualitatively they were not significant from an entity specific perspective.  Because of the homogenous nature of the errors, it is more appropriate to consider the impact to the financial statements in the aggregate.

The effect of the combined adjustments was to increase total liabilities 1.3%; reduce additional paid-in-capital 1.4%; reduce the net loss 4%; and, reduce the accumulated deficit 1.15% for the year ended December 31, 2008.

The net effects of the restatement on the balance sheets as of December 31, 2008 are as follows:

	Reported			Restated
	December 31,	Effect of		December 31,
	2008	Restatement		2008
Current liabilities
Accounts payable and accrued expenses	$1,820,309	$(176,000)	(a)
		(227,800)	(b)	$1,416,509
Derivative liability	-	1,295,040	(c)	1,295,040
Long term liabilities
Notes payable, net of discount - related party	2,139,320	(605,791)	(d)
		(407,504)	(e)	1,126,025
Asset retirement obligation (reclassification for presentation)	-	227,800	(b)	227,800

Total liabilities	8,142,948	105,745		8,248,693

Stockholders' deficit
Additional paid-in capital	71,993,326	(1,316,997)	(c)
		407,504	(e)
		(92,035)	(f)	70,991,798
Accumulated deficit	(77,886,818)	176,000	(a)
		21,957	(c)
		605,791	(d)
		92,035	(f)	(76,991,035)

Total stockholders' deficit	$(5,328,151)	$(105,745)		$(5,433,896)

INDIGO-ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net effects of the restatement on the consolidated statements of operations for the year ended December 31, 2008 are as follows:

	Reported			Restated
	For the			For the
	Year Ended			Year Ended
	December 31,	Effect of		December 31,
	2008	Restatement		2008

Other income (expenses)
Interest expense, net - related party	$(4,076,927)	$92,035	(f)	$(3,984,892)
(Loss) on extinguishment of debt - related party, net	(1,345,867)	605,791	(d)	(740,076)
Unrealized gain on derivative	-	21,957	(c)	21,957

Total other expense, net	(13,457,828)	719,783		(12,738,045)

Net loss	(17,847,797)	92,035	(f)
		605,791	(d)
		21,957	(c)	(17,128,014)

Basic and diluted loss per common share	$(0.07)	$0.00		$(0.07)

The net effects of the adjustments on the consolidated statements of cash flows for the year ended December 31, 2008 are as follows:

	Reported			Restated
	For the			For the
	Year Ended			Year Ended
	December 31,	Effect of		December 31,
	2008	Restatement		2008

Cash flows from operating activities
Net loss	$(17,847,797)	$719,783	(f)	$(17,128,014)
Adjustments to reconcile net loss to net cash used in operating activities
Stock warrants issued - related party	92,035	(92,035)	(f)	-
(Gain) loss on extinguishment of debt - related party	1,345,866	(605,791)	(d)	740,075
Unrealized gain on derivative	-	(21,957)	(d)	(21,957)

Net cash used in operating activities	(4,634,215)	-		(4,634,215)

The restatements were as follows:

a)
This restatement is to correct an error in the recording of a payroll tax liability that originated from Procare America, Inc., the public shell company that the Company recapitalized on December 15, 2005. As a result, the Company reduced its accounts payable and accrued expenses and increased its retained earnings by $176,000.

b)
This restatement is to correct an error in the classification of the Company’s asset retirement obligation. As a result, the Company reclassified $227,800 of its asset retirement obligation from current liabilities to long term liabilities.

c)
This restatement is to correct an error in the application of certain accounting principles related to the issuance of some of the Company’s previously issued and vested non-employee stock options and warrant transactions resulting from the Global Settlement Agreement with the former partners of Indigo-Energy Partners, LP in prior periods. These vested non-employee options and warrants were previously recorded in equity.  Due to the Company having other instruments outstanding that were convertible into an indeterminate number of shares of common stock at the grant date of the vested non-employee options and warrants, these options and warrants should have been classified as liabilities.

INDIGO-ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company reclassified the fair value of these previously issued vested non-employee options and warrants from additional paid-in capital to derivative liability accounts on the balance sheet.  At December 31, 2008, the effect of the restatement related to the Company’s options and warrants was to record a derivative liability in the amount of $1,295,040, an unrealized gain on derivative in the amount of $21,957, and a reduction in additional paid-in capital in the amount of $1,316,997.

d)
This restatement is to correct an error in the application of a discount rate to calculate the discount on the Company’s promissory note issued in December 2008 aggregating $2,861,218. At December 31, 2008, the effect of the restatement related to the Company’s discounts resulted in both an increase in the discount and a decrease in the loss on extinguishment of debt in the amount of $605,791.

e)
This restatement is to correct an error in the application of the valuation of the fair market value used to calculate the relative fair market value and the corresponding discount on some of the Company’s promissory notes issued in December 2008 aggregating $2,180,000. At December 31, 2008, the effect of the restatement related to the Company’s discounts resulted in both an increase in the discount and a decrease in additional paid-in capital in the amount of $407,504.

f)
Additionally, the Company previously recognized $92,035 of financing expenses during the year ended December 31, 2008 related to the issuance of contingent warrants.  Accounting principles require that when accounting for a security that becomes convertible only upon the occurrence of a future event outside the control of the holder, known as contingent beneficial conversion feature, the security should not be recognized in earnings until the contingency is resolved. As a result, the Company reversed its previous recording of this transaction by both decreasing interest expense and increasing additional paid-in capital by $92,035.

NOTE 4 - OIL AND GAS PROPERTIES

Oil and Gas Operations in Appalachian Basin

As of December 31, 2009, the Company had $426,636 of oil and gas property costs related to its proved wells, net of impairment and accumulated depletion. During the year ended December 31, 2009, the Company recorded revenue of $139,765 and depletion expense of $46,807 on its proved wells.

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

On March 31, 2008, the Company entered into a Global Settlement Agreement with all the other partners of Indigo LP pursuant to which the Company acquired the remaining 50% partnership interests from the other partners in exchange for 1) an aggregate monthly cash payment of $50,000 for a period of 36 months for a total amount of $1,800,000, which will be allocated proportionately to each of the other partners based on their respective ownership interest in Indigo LP, commencing upon the Company’s receiving of funding of $10,000,000 or more (Indigo LP Settlement Obligation) , and 2) the Company’s issuance of three warrants to each of the other partners for each dollar they originally invested, which resulted in the issuance of warrants to purchase a total of 13,200,000 shares of the Company’s common stock to all of the other partners at an exercise price of $0.25 per share (“Indigo LP Settlement Warrants”). These warrants vested on October 1, 2008 and will expire seven years from the grant date.

INDIGO-ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company commenced the required monthly payments of $50,000 in January 2009 and has paid an aggregate amount of $450,000 at December 31, 2009.   As of December 31, 2009 the Company was late on $150,000 of payments.  On February 26, 2010, the Company settled the remaining monthly payments aggregating $1,350,000 by issuing 54,000,000 shares of the Company’s common stock at $0.025 per share, a 50% discount to the closing share price on the date of the agreement. The shares were issued in March 2010.

The Company calculated the present value of the $1,800,000 aggregate cash settlement amount to be $1,178,756 on the date of the Global Settlement Agreement, of which $549,182 was ascribed to related parties due to Steve Durdin, the Company’s President, James Walter Sr., a former member of the Company’s Board of Directors, Jerry L. Braatz, Sr. and Kirsten K. Braatz (the “Braatz Family”) who became a related party in October 2008 when their combined holdings of the common stock of the Company exceeded 5% of the then outstanding stock of the Company, and their affiliates collectively owning 55.68% of the interest not owned by the Company in Indigo LP before the Global Settlement Agreement. The present value of the cash settlement amount was based on a 20% discount rate which is commensurate with the interest rate incurred on the Company’s borrowings in close proximity to the Global Settlement Agreement. The Company has ascribed a value of $907,000 to the Indigo LP Settlement Warrants, using the Black-Scholes model, assuming a volatility of 185.36%, a risk-free rate of 2.595% and an expected dividend yield of zero.

For the year ended December 31, 2009, the Company recorded interest expense of $214,573, $95,099 of which was ascribed to related parties, which represented interest on the cash installment payment due to the former noncontrolling interest.

Oil and Gas Interests and Operations

On April 2, 2008, the Company entered into a Modification and Settlement Agreement with TAPO Energy, LLC (“TAPO”) to settle its obligation due to TAPO in the amount of $671,598. Under the terms of the settlement agreement, the Company assigned all of its rights to receive revenue from the five TAPO wells for a period equal to the later of 48 months (commencing January 2008) or until the obligation to TAPO has been satisfied (“the Assignment Period”). Upon expiration of the Assignment Period, all rights assigned to TAPO will automatically revert back to the Company and a new carried interest in the five TAPO wells will be assigned to the Company. Under the settlement agreement, the Company also agreed to enter into a transportation agreement with TAPO, whereby TAPO will transport all gas produced and recovered from the five wells.  As a result of the settlement agreement, the Company’s obligation due to TAPO was reduced by $156,677 in 2008 and by $48,533 in 2009 to $466,388 as of December 31, 2009 due to the application of the Company’s revenue from the five TAPO wells for the twelve months ended December 31, 2009 against the Company’s settlement obligation due to TAPO.

On December 29, 2008, the Company entered into a Continuation Agreement with Mid-East Oil Company (“Mid-East”) and Mid-East’s advisor HUB to settle its obligation in the amount of $283,039 to Mid-East and $65,000 to HUB in accordance with the November 2007 Modification and Settlement Agreement with HUB, Mid-East, and Mark Thompson (Mid-East and HUB are under the common control of Mark Thompson). In addition, the Company paid Mid-East $18,000 for the completion of a well in September 2008. As consideration for the Continuation Agreement, Mid-East agreed to reduce the Company’s obligation by the amounts owed under previously suspended revenue checks in the amount of $138,553. As of December 31, 2008, the Company paid the remaining balance owed under the 2007 Modification and Settlement Agreement in the amount of $227,486.  The Continuation Agreement reaffirmed the Company’s 75% working interest in its five completed wells that it acknowledged are free of any additional encumbrance, lien or hindrance, or Department of Environmental Protection default or claim. In addition, Mid-East agreed to distribute to Indigo its proportionate share of monthly revenue within 10 days of its receipt of the production checks.

On December 30, 2008, The Company entered into a Continuation Agreement with Dannic Energy Corporation (“Dannic”) to settle its obligation in the amount of $381,824 to Dannic. Under the terms of the settlement agreement, Dannic agreed to release $180,186 of suspended revenue checks owed to the Company for well production through October 2008 in exchange for the payment of the outstanding obligation of $381,824 by the Company. The parties exchanged checks for their respective amounts owed on the date of the Continuation Agreement. In addition, Dannic agreed to assign the Company an additional 27% working interest in the wells, increasing the Company’s working interest in the wells to 60%.  On January 29, 2009, Dannic formally recorded the assignment of the 27% interest in the wells.  Dannic also agreed to distribute to Indigo its proportionate share of monthly revenue within 30 days of its receipt of the production checks.

INDIGO-ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On July 16, 2009, the Company entered into an Amended Purchase Sale Agreement (“Amended PSA”) with Bluestone Energy Partners, a West Virginia corporation (“Bluestone”) amending the terms of the PSA dated May 28, 2009. The Amended PSA provided for all of TAPO’s rights under the PSA to be assigned to Bluestone pursuant to an Assignment and Assumption Agreement dated June 1, 2009 between TAPO and Bluestone.  The Company closed the sale of Indigo Property with Bluestone for $630,000 on July 16, 2009. For the year ending December 31, 2009, the Company recorded a gain on sale of oil and gas interests in the amount of $629,760.

Oil and Gas Operations in Illinois Basin

During 2008, Indigo was under the belief it needed to preserve the lease rights to certain properties included in its planned drilling program with Epicenter Oil and Gas, LLC (“Epicenter”) for 2008. Given that a number of these leases were held by various interests, and that these development interests were commingled with the interests of Epicenter, the Company provided to Epicenter $840,000 in cash payments and 2,500,000 shares of its common stock as essentially a forbearance for the landholders and leaseholders to provide the Company additional time to complete the payment and obtain the leases. The 2,500,000 shares were valued at $0.12 per share based on the stock trading price of the Company on March 7, 2008, the date of the Company’s letter agreement with Epicenter for a total value of $300,000. All these amounts were expensed as forbearance costs in 2008 since the Company was not a named party on any lease agreements.

On February 16, 2009, Epicenter indicated it viewed the monies forwarded by the Company in 2008 as a loan and the Company entered into a promissory note with Epicenter in the amount of $940,000, which represented amounts including $840,000 the Company initially paid to Epicenter for the purpose to preserve the lease rights to certain properties (including a $715,000 payment the Company paid to Rivers West) and a $100,000 deposit paid to Epicenter against future development costs of oil and gas leases and purchases of oil field equipment. The promissory note matures on the earlier of (i) one year from its issuance; or (ii) five days after Epicenter receives any funding, whether through the issuance of debt or of equity, in the amount of at least $5,000,000. The promissory note provided for interest at 5% per annum. The $940,000 was primarily used as forbearance on options to purchase leases and equipment that expired before the Company could enter into the leases or acquire the equipment. The Company has recorded a loan loss provision equal to 100% of the value of the note receivable from Epicenter as of December 31, 2009 due to the Company’s belief that Epicenter has no ability to repay the loan.

In November 2008, the Company commenced its drilling program with Epicenter in the Dubois Field located in the Illinois Basin in southern Indiana. The drilling program was funded through the Global Financing Agreement (“GFA”) by Carr Miller Capital, LLC (“Carr Miller”) (See Global Financing Agreement – Note 5). As of December 31, 2009, the Company has incurred $3,743,736 of costs related to the drilling program which are recorded as unproved property costs, of which $1,633,380 was accrued at December 31, 2009.  On April 3, 2009, the Company announced that four wells had been completed.

On March 26, 2009, the Company entered into an agreement (the “Agreement”) with Epicenter wherein Epicenter acknowledged that, between February 20, 2009 and March 23, 2009, it had received an aggregate of $900,000 from the Company, which amount was utilized for drilling and other activities related to the four wells located in the Dubois Field, in the Illinois Basin. The Agreement contained a representation from Epicenter that it has the right to drill on the property and also contained an undertaking on the part of Epicenter to execute an assignment of working interest in the Wells in favor of the Company and to record such assignment in the appropriate Public Records in Dubois County, Indiana.

INDIGO-ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2009 the Company commenced testing operations on the completed wells within the Dubois field of the Illinois basin.  The wells were expected to have a high water cut, which is natural for the horizons drilled in the Illinois basin, and pumps were sourced and installed upon well completion meeting those specifications.  Unfortunately, the water cut was significantly less and the amount of gas flowing significantly higher on a percentage basis.  This change resulted in the pump failing, as without the high water cut it was unable to operate properly.  On February 16, 2010, the Company completed the installation of a new well pumps system. On March 4, 2010 the Company completed required high pressure tests on the transmission lines from the wells.  The Company still needs approval by the utilities regulatory commission before production can commence.

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

On March 15, 2010, the Company entered into a Memorandum of Understanding (“MOU”) with Epicenter (Epicenter together with the Company, the “Parties”) which supersedes all agreements between the Parties with respect to the four wells located in the Dubois field, in the Illinois Basin (“Wells”). Within 60 days after the execution of the MOU the Parties will execute a formal operating agreement patterned after the standard industry operating agreement as published by the American Petroleum Institute. The parties agreed that:

•	The Company provided to Epicenter an aggregate of $2,100,000 which was utilized for drilling and other activities related to the Wells.
•	The working interest revenue generated by the Wells shall be owned 75% by Indigo and 25% by Epicenter.
•
The working interests are subject to the customary 12.5% royalty interest due to the landowner and an overriding royalty interest of 8.25% of all gross revenues from oil and gas produced from the Wells.

•	The Company will provide funding to a maximum of $350,000 for completion efforts that are required to bring the Wells online and into production.
•
Working interest revenue, net of operational requirements, will be utilized to pay outstanding accounts payable incurred during the drilling and completion of the Wells beginning with mechanics lien holders.

Summary

Oil and gas properties consisted of the following:

	December 31,
	2009	2008
Acquisition, exploration and development costs	$13,510,144	$10,208,811
Impairment charge	(8,992,130)	(8,739,585)
Depletion	(347,643)	(300,836)
Total	$4,170,371	$1,168,390

INDIGO-ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A significant portion of the Company’s oil and gas assets in the Illinois Basin are subject to mechanics’ liens filed by certain oil and gas subcontractors (see Note 9 – Commitments and Contingencies – Not Disclosed Elsewhere).

NOTE 5 - NOTES PAYABLE

Convertible Notes - Series 1

In return for $400,000 received in 2006, we issued convertible notes. The notes had maturity dates three years from the date of issuance and bore interest at 8% per annum. The notes provided that the 8% interest is due and payable only if the trading price of our stock fell below $0.15625 in a given month, whereby we would then be responsible for paying interest on the outstanding balance of the notes for that month.  On October 1, 2008, upon the adoption of FASB ASC 470-20-65 and FASB ASC 480-10, the Company recorded an additional liability for variable conversion features on the notes and a corresponding discount in the amount of $266,667. As of December 31, 2009, the Company has recorded $78,100 of accrued interest on the remaining $400,000 of notes that are outstanding as a result of the stock price falling below $0.15625. As of December 31, 2009, the Company has failed to pay obligations amounting to $400,000 on this series of notes, and as such, was in default on the obligations

Notes - Series 2

In April and May 2007, we borrowed a total of $510,000 from various lenders and issued promissory notes to the lenders. In July 2007, $100,000 of these promissory notes was settled. On September 30, 2008, the Company settled five of the promissory notes aggregating $296,986, including $86,986 of accrued interest and penalties in exchange for 9,899,524 shares of common stock (See Promissory Note Settlement Agreements below). On November 30, 2008, the Company settled one of the promissory notes aggregating $110,910, including $35,910 of interest and late fees in exchange for 3,697,000 shares of common stock.

As of December 31, 2009, the Company failed to pay obligations amounting to $203,372, which includes $78,372 of accrued interest, on this series of notes, of which $121,870, which includes $46,870 of accrued interest, is due to the Braatz family, a related party, and as such, was in default on the obligations. On February 26, 2010, the lenders agreed to settle all outstanding obligations in exchange for 5,000,000 shares of the Company’s common stock. The shares were issued in March 2010.

Convertible Notes - Series 3

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

INDIGO-ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

This transaction has been accounted for in accordance with ASC 470-60 as a troubled debt restructuring because the creditor is deemed to have granted a concession if the debtor’s effective borrowing rate on the restructured debt is less than the effective borrowing rate of the old debt immediately prior to the restructuring. In addition, on the modification date  it was determined that the total future cash payments under the terms of the modified note were greater than the carrying amount of the original note. Accordingly, the effects of the restructuring were accounted for prospectively from the time of the restructuring, and the difference between the total future cash payments under the terms of the modified note and the carrying amount of the original note are being amortized to interest expense. The 1,550,000 shares of common stock issued to Carr Miller were valued at $93,000 based on the stock trading price on January 10, 2009, which was recorded as a note discount.

Convertible Notes - Series 4

In April and June 2008, we borrowed a total of $875,000 from various lenders and issued promissory notes of which $700,000 were due to related parties ($600,000 was due to Carr Miller and $100,000 was due to James Walter Sr.). In October 2008, Jerry L. Braatz, Sr. and Kirsten K. Braatz (collectively the “Braatz Family”) became a related party when their combined holdings of the common stock of the Company exceeded 5% of the then outstanding stock of the Company. As a result, their notes totaling $175,000 were classified as related party as of December 31, 2008. On September 30, 2008, the Company settled the $100,000 note due to James Walter, Sr., a related party, in addition to $19,524 of accrued interest and penalties in exchange for 3,984,141 shares of common stock (See Promissory Note Settlement Agreements below). On November 30, 2008, pursuant to the Global Financing Agreement (“GFA”), a promissory note in the amount of $500,000 due to Carr Miller was converted into 25,000,000 shares of common. Accrued interest on this note in the amount of $92,192 as of November 30, 2008 was included in the revised promissory note (see Global Financing Agreement section below).

On January 10, 2009, Carr Miller acquired the remaining unpaid Series 4 notes from the original noteholders, the Braatz Family, a related party, in the amount of $175,000. As part of the transaction, the noteholders agreed to waive all obligations including but not limited to interest, principal, and penalties owed by the Company, which totaled $41,569 as of the date of the refinance. Also on January 10, 2009, the Company issued replacement Series 4 notes to Carr Miller that provided for interest at 20% per annum with a maturity date of January 29, 2014. Consequently, the Company’s original Series 4 notes acquired by Carr Miller were canceled. Commencing February 6, 2010, the Company is required to make 48 equal monthly interest installment payments equal to the total interest due on the note. Within thirty days of refinancing of the Series 4 notes, Carr Miller is also to receive shares of the Company’s common stock equal to ten times the numerical dollars of the principal of the loan which was 1,750,000 shares of Company common stock.  These shares were issued in April 2009. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount and at the option of the Carr Miller, can be accelerated and due on demand.

This transaction has been accounted for in accordance with ASC 470-60 as a troubled debt restructuring because the creditor is deemed to have granted a concession if the debtor’s effective borrowing rate on the restructured debt is less than the effective borrowing rate of the old debt immediately prior to the restructuring. In addition, on the modification date it was determined that the total future cash payments under the terms of the modified note were greater than the carrying amount of the original note of $175,000. Accordingly, the effects of the restructuring were accounted for prospectively from the time of the restructuring, and the difference between the total future cash payments under the terms of the modified note and the carrying amount of the original note are being amortized to interest expense. The 1,750,000 shares of common stock issued to Carr Miller were valued at $105,000 based on the stock trading price on January 10, 2009, which was recorded as a note discount.

Convertible Notes - Series 5 – Related Party

In July and September 2008, we borrowed a total of $1,000,000 from Carr Miller, a related party. On November 30, 2008, pursuant to the GFA, this promissory note was replaced by a revised promissory note (see Global Financing Agreement section below).

Other Convertible Notes

On July 9, 2007, we borrowed $100,000 from an individual lender and issued a promissory note. On September 30, 2008, the Company settled this note, including $37,066 of accrued interest and penalties in exchange for 4,568,857 shares of common stock (See Promissory Note Settlement Agreements below).

INDIGO-ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2008, the Company borrowed $55,000 from two individual lenders and issued promissory notes. On September 30, 2008, the Company settled these notes aggregating $67,899, including $12,899 of accrued interest and penalties in exchange for 2,263,312 shares of common stock (See Promissory Note Settlement Agreements below).

Promissory Notes

Note Payable 1

On October 15, 2008, the Company entered into a settlement agreement on a promissory note in the amount of $450,000 whereby the parties agreed that 1) the total due to the lender is $450,000 of principal plus $46,250 of accrued interest, late charges, and net royalty interests; 2) the principal will accrue simple interest at 15% per annum via monthly payments of $5,625 commencing October 15th until paid; 3) if any monthly interest payment is not paid by the 25th of the month, a one-time late payment penalty of $250 will be applied and accrued; 4) the lender waives forever any and all claim against the revenues, ownership, net royalty interest and any claim against Indigo No. 3 well; 5) in the event that Indigo does not pay the balance by October 15, 2009 and the agreement is not automatically renewed per item 7 below, or Indigo declares bankruptcy, the lender’s rights to the net revenue interest in Indigo No. 3 well will revert to 100% for the life of the well; 6) the lender releases Indigo, its officers, directors and agents from any liability arising out of the replacement of this settlement agreement and terminating all prior agreements and notes including any and all defaults, fees, penalties and interest on any notes as well as any other claims that the lender may have against Indigo; and 7) this initial term is for one-year commencing October 15, 2008 and will automatically renew from year to year under the same terms and conditions unless terminated by either party after the initial term or payment in full of the balance. The note automatically renewed on October 15, 2009. As of December 31, 2009, the Company has not made three of the required monthly payments of $5,625 aggregating $16,875 which are included in accounts payable and accrued expenses. The note includes a clause, in the event of default, giving the Maker an option to accelerate the note and cause it to be immediately due on demand.

Note Payable 2 – Related Party

On January 19, 2007, we borrowed $200,000 from the Braatz Family, who became a related party in October 2008. On March 15, 2008, the Company entered into a Modification and Settlement Agreement with the noteholders whereby the Company was released from all its obligations under the original promissory note. Under the settlement agreement, since the Company did not pay the principal amount of the original note plus a 10% penalty fee on or before May 1, 2008 (“Due Date”), the Company was required to issue to the noteholder one share of its common stock for every dollar of the principal and penalty then outstanding for every month past the Due Date on which the note principal and penalty charge remain unpaid. In July 2009, the Company paid the lender the 10% penalty fee of $20,000 required by the Modification and Settlement Agreement. For the year ended December 31, 2009, the Company has issued 2,540,000 penalty shares to the noteholder. The shares were valued at $106,800 and recorded as interest expense. On February 26, 2010, the lender agreed to settle all outstanding obligations in exchange for 8,000,000 shares of the Company’s common stock. The shares were issued in March 2010.

Note Payable 3

On January 25, 2007, we borrowed $80,000 from an individual lender and issued a promissory note. On September 30, 2008, the Company settled this note, including $37,185 of accrued interest and penalties in exchange for 4,572,843 shares of common stock (See Promissory Note Settlement Agreements below).

Note Payable 4

On February 7, 2007, we borrowed $200,000 from an individual lender and issued a promissory note. On September 30, 2008, the Company settled the promissory note aggregating $220,000, including $20,000 of penalties in exchange for 7,333,333 shares of common stock (See Promissory Note Settlement Agreements below).

INDIGO-ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note Payable 5

On February 15, 2007, we borrowed $100,000 from an individual lender and issued a promissory note.  On March 15, 2008, the Company entered into a Modification and Settlement Agreement with the note holder whereby the Company was released from all its obligations under the original promissory note. Under the Modification and Settlement Agreement, since the Company did not pay the principal amount of the original note plus a 10% penalty fee on or before May 1, 2008 (“Due Date”), the Company was required to issue to the note holder one share of its common stock for every dollar of the principal and penalty then outstanding for every month past the Due Date on which the note principal and penalty charge remain unpaid. For the year ended December 31, 2009, the Company has issued 1,320,000 penalty shares to the noteholder. The penalty shares were valued at $55,000 and recorded as interest expense. On February 26, 2010, the lender agreed to settle all outstanding obligations in exchange for 4,400,000 shares of the Company’s common stock. The shares were issued in March 2010.

Other Promissory Notes

In 2007, we borrowed $300,000 from various individual lenders and issued promissory notes. On September 30, 2008, the Company settled the promissory notes aggregating $373,570, including $73,570 of accrued interest and penalties in exchange for 12,452,320 shares of common stock (See Promissory Note Settlement Agreements below).

In 2007, we borrowed $165,000 from various individual lenders and issued promissory notes. In January 2009, a note in the amount of $25,000 was extended for the seventh time to March 2009 in exchange for which we agreed to issue 150,000 shares to the lender. We valued the 150,000 shares at $9,000 based on the stock trading price on the note extension date. In April 2009, this note was extended for the eighth time to June 2009 in exchange for which we agreed to issue 150,000 shares to the lender. We valued the 150,000 shares at $7,500 based on the stock trading price on the note extension date. In July 2009, this note was extended for a ninth time to September 2009 in exchange for which we agreed to issue 150,000 shares to the lender. We valued the 150,000 shares at $4,500 based on the stock trading price on the note extension date. In December 2009, this note was extended for a tenth time to March 2010 in exchange for which we agreed to issue 300,000 shares to the lender. We valued the 150,000 shares at $9,000 based on the stock trading price on the note extension date. For the year ended December 31, 2009, the Company recorded interest expense for the amortization of discounts on the extensions in the amount of $25,500. As of December 31, 2009, the Company was in default on $140,000 of these notes. In February and March 2010, the lenders holding notes aggregating $75,000 agreed to settle all outstanding obligations in exchange for 3,000,000 shares of the Company’s common stock. The shares were issued in March 2010. As of April 10, 2010 the Company was in default on $90,000 of these notes.

On March 18, 2009, the Company borrowed $125,000 from two lenders, of which $100,000 was due to James C. Walter, Sr., a related party, and issued promissory notes that provided for interest at 12% per annum with a maturity date of December 23, 2009. Within thirty days of funding of the loan, the lenders are also to receive shares of the Company’s common stock equal to ten times the numerical dollars of the principal of the loan. These shares were issued in April 2009. In the event these notes are unpaid within ten days of their maturity date, the Company will incur a late charge equal to $625 for each 30 day period beyond the maturity date and at the option of the Maker, can be accelerated and due on demand. The funds are designated for two monthly settlement payments to the former partners of Indigo-Energy, LP and general working capital.

We valued the 1,250,000 shares at $60,000 based on our stock trading price on the date of the promissory notes. We allocated the proceeds from issuance of the two notes and common stock based on the proportional fair value for each item. Consequently, we recorded total discounts of $40,450 on the promissory notes, which are being amortized over the term of the notes. For the year ended December 31, 2009, amortization of the discounts amounted to $40,450, which was recorded as interest expense. The Company also recorded an additional interest expense of $11,745 during 2009 which was accrued at December 31, 2009. As of December 31, 2009 the Company was in default on these notes.  On February 26, 2010, a lender holding note in the amount of $100,000 agreed to settle all outstanding obligations in exchange for 4,000,000 shares of the Company’s common stock. The shares were issued in March 2010. On March 25, 2010, a lender holding note in the amount of $25,000 agreed to settle all outstanding obligations in exchange for 1,000,000 shares of the Company’s common stock. The shares were issued in March 2010.

INDIGO-ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 10, 2009, the Company borrowed $500,000 from an individual lender and issued promissory notes that provided for interest at 9% per annum with a maturity date of December 10, 2010. Within thirty days of funding of the loan, the lenders are also to receive shares of the Company’s common stock equal to two times the numerical dollars of the principal of the loan. These shares were issued in December 2009. The borrowed funds are to be utilized for the completion of the Company’s 4-well DuBois drilling program. In the event these notes are unpaid within ten days of their maturity date, the Company will incur a late charge equal to 10% of the note amount, and issue 5,000,000 shares within 30 days of default. In the event of default, up to 50% of the net revenue in the Company’s 4-well DuBois drilling program which is actually received by the Company, net of expenses, liens, and related obligations, shall be used to repay any remaining balance due under this note and at the option of the Maker, can be accelerated and due on demand.

We valued the 1,000,000 shares at $40,000 based on our stock trading price on the date of the promissory note. We allocated the proceeds from issuance of the note and common stock based on the proportional fair value for each item. Consequently, we recorded a discount of $37,000 on the promissory notes, which is being amortized over the term of the note. For the year ended December 31, 2009, amortization of the discount amounted to $2,051, which was recorded as interest expense. The Company also recorded an additional interest expense of $2,712 during 2009 which was accrued at December 31, 2009.

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

The total of the promissory notes, accrued interest, and late fees were settled at $0.03 per share of the Company’s common stock, which was below the Company’s stock trading price of $0.06 per share on the September 30, 2008 settlement date. The settlement of the convertible notes requires the debtor enterprise to recognize an expense equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms. Consequently, the Company recorded a net loss on extinguishment on convertible notes in the amount of $1,045,377 for the year ending December 31, 2008, of which $143,254 of loss on extinguishment is ascribed to related parties. The settlement of the non-convertible notes require the difference between the net carrying amount of the extinguished debt and the reacquisition price of the extinguished debt be recognized currently in income in the period of extinguishment. The Company recorded a loss on extinguishment on non-convertible notes in the amount of $730,755 for the period ending December 31, 2008, of which $137,185 is ascribed to a related party.

INDIGO-ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Term Notes Payable – Related Party

On December 5, 2008, pursuant to the GFA (See Global Financing Agreement below), promissory notes previously issued to Carr Miller in the aggregate principal amount of $2,450,000 and their accrued interest in the amount of $248,412, and accrued interest of $162,806 on three other Carr Miller notes with aggregate principle amount of $1,000,000, which were converted into Indigo’s common stock pursuant to the GFA, were amended and replaced by a new promissory note (“New Note”) totaling $2,861,218. The note required that commencing December 31, 2009, the Company is required to make equal monthly installment payments of principal and interest on the note.  The New Note is secured by all the assets of the Company, has a maturity date of November 30, 2013 and bears interest at the rate of 10% per annum. In the event of default principal and interest due shall become immediately due and payable. The new debt instruments were recorded with discounts amounting to $2,026,623, which are being amortized over the term of the New Note, and recorded as interest expense. Amortization of the discounts on this note for the year ended December 31, 2009 amounted to $401,154, which was recorded as interest expense. Additional interest expense on this note was recorded for the year ended December 31, 2009 in the amount of $286,122. As of December 31, 2009 the Company was delinquent on one payment of principal and interest in the amount of $79,642. On March 25, 2010, the Company entered into a Modification and Consolidation Agreement with Carr Miller whereby this note was consolidated with other Carr Miller notes into a new note (See Modification and Consolidation Agreement below).

On December 16, 2008, pursuant to the GFA, the Company borrowed $1,080,000 from Carr Miller and issued a promissory note that provided for interest at 10% per annum with a maturity date of December 16, 2010. This note represents the $1,000,000 of funding for the drilling of the initial two wells per the GFA. The additional $80,000 of funding represents a deposit on legal fees as outlined in the GFA that was paid to Pappas & Richardson, LLC, of which Hercules Pappas, a partner at the law firm, became a related party of the Company at the end of January 2008 upon his appointment as a Board Director. The note required that commencing January 16, 2009, the Company is required to make 12 equal monthly interest installment payments on the note, and commencing January 16, 2010, the Company is required to make 12 equal monthly payments equal to the interest plus an equal proportion of the principal amount. As of September 30, 2009, the Company has made the first three interest installment payments aggregating $27,592. The second three interest installment payments aggregating $27,592 plus the seventh interest installment payment in the amount of $9,197 were included in a promissory note from Carr Miller dated July 28, 2009 (See below). Payments not made within 10 days of their due date are subject to a late charge of 10% of said payment. As of December 31, 2009, the August through December installment payments were unpaid, and as a result the Company was in default on the note and incurred a late charges in the amount of $6,438, which was recorded as interest expense. On March 25, 2010, the Company entered into a Modification and Consolidation Agreement with Carr Miller whereby this note was consolidated with other Carr Miller notes into a new note (See Modification and Consolidation Agreement below).

Within thirty days of funding of the loan, the lender is also to receive 50,000,000 shares of the Company’s common stock. The shares were issued in December 2008. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. The Company valued the 50,000,000 shares at $2,666,667 based on its stock trading price on the date of promissory note. The Company allocated the proceeds from issuance of the note and common stock based on the proportionate fair value for each item. Consequently, we recorded a discount of $916,329, based on the ascribed value of the 50,000,000 shares of common stock issued to the lender. Amortization of the discounts on this note for the year ended December 31, 2009 amounted to $318,612, which was recorded as interest expense. Additional interest expense on this note and late payment penalties on scheduled interest payments were recorded for the year ended December 31, 2009 in the amount of $115,622. On March 25, 2010, the Company entered into a Modification and Consolidation Agreement with Carr Miller whereby this note was consolidated with other Carr Miller notes into a new note (See Modification and Consolidation Agreement below).

On December 30, 2008, the Company borrowed $900,000 from Carr Miller and issued two promissory notes that provided for interest at 20% per annum with maturity dates of December 30, 2013. One of the notes in the amount of $500,000 required that commencing January 5, 2010, the Company is required to make 48 equal monthly interest installment payments equal to the total interest due on the note. Another note in the amount of $400,000 required that commencing January 5, 2011, the Company is required to make 36 equal monthly interest installment payments equal to the total interest due on the note. Within thirty days of funding of the loans, the lender is also to receive shares of the Company’s common stock equal to fifty times the numerical dollars of the principal of the loans. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. The Company valued the 45,000,000 shares at $3,600,000 based on its stock trading price of $0.08 on the date of promissory notes. The Company allocated the proceeds from issuance of the notes and common stock based on the proportionate fair value for each item. Consequently, we recorded a discount of $851,324, based on the ascribed value of the 45,000,000 shares of common stock issued to the lender. The purpose of the loans is: (i) to procure an accounts payable settlement on ten operating wells previously drilled by the Company (ii) to provide the Company with the necessary funds to settle the Company’s obligations with certain professionals; and (iii) to provide the Company with the funding it requires to begin drilling a third well in the Dubois field, which well is, adjacent to, but separate and distinct from the two wells currently being drilled by the Company that were provided for in the Global Financing Agreement. Amortization of the discounts on these notes for the year ended December 31, 2009 amounted to $61,780, which was recorded as interest expense. Additional interest expense on this note was recorded for the year ended December 31, 2009 in the amount of $179,877. On March 25, 2010, the Company entered into a Modification and Consolidation Agreement with Carr Miller whereby this note was consolidated with other Carr Miller notes into a new note (See Modification and Consolidation Agreement below).

INDIGO-ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 31, 2008, the Company borrowed $200,000 from Carr Miller and issued promissory notes that provided for interest at 20% per annum with a maturity date of December 31, 2013. The note required that commencing January 6, 2010, the Company is required to make 48 equal monthly interest installment payments equal to the total interest due on the note. Within thirty days of funding of the loan, the lender is also to receive shares of the Company’s common stock equal to ten times the numerical dollars of the principal of the loan. The shares were issued in January 2009. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. The Company valued the 2,000,000 shares at $160,000 based on its stock trading price of $0.08 on the date of promissory note. The Company allocated the proceeds from issuance of the note and common stock based on the proportionate fair value for each item. Consequently, we recorded a discount of $151,730, based on the ascribed value of the 2,000,000 shares of common stock issued to the lender was recorded. Amortization of the discounts on this note for the year ended December 31, 2009 amounted to $4,830, which was recorded as interest expense. Additional interest expense on this note was recorded for the year ended December 31, 2009 in the amount of $40,000. On March 25, 2010, the Company entered into a Modification and Consolidation Agreement with Carr Miller whereby this note was consolidated with other Carr Miller notes into a new note (See Modification and Consolidation Agreement below).

In February 2009, the Company borrowed an aggregate of $300,000 from Carr Miller and issued promissory notes that provided for interest at 10% per annum with a maturity date in February 2014. Commencing February 2010, the Company is required to make 48 equal monthly interest installment payments equal to the total interest due on the note. Within thirty days of funding of the loan, the lender is also to receive shares of the Company’s common stock equal to ten times the numerical dollars of the principal of the loan. These shares were issued in April 2009. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount and at the option of the Maker, can be accelerated and due on demand. The Company valued the 3,000,000 shares at $235,000 based on the stock trading price on the dates of promissory notes. The Company allocated the proceeds from issuance of the note and common stock based on the proportionate fair value for each item. Consequently, we recorded a discount of $255,938, based on the ascribed value of the 3,000,000 shares of common stock issued to the lender. Amortization of the discounts on these notes for the year ended December 31, 2009 amounted to $7,105, which was recorded as interest expense. Additional interest expense on these notes was recorded for the year ended December 31, 2009 in the amount of $26,596. On March 25, 2010, the Company entered into a Modification and Consolidation Agreement with Carr Miller whereby this note was consolidated with other Carr Miller notes into a new note (See Modification and Consolidation Agreement below).

In February through June 2009, the Company borrowed an aggregate of $1,140,000 from Carr Miller and issued promissory notes that provided for interest at 10% per annum with a maturity dates in February through June of 2011. These notes represent the first and second traunch and part of the third traunch of the Additional Funding per the GFA (See Global Financing Agreement – Related Party section under Note 5). In the event these notes are unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount and at the option of the Maker, can be accelerated and due on demand. Interest expense on these notes was recorded for the year ended December 31, 2009 in the amount of $89,520. In July 2009, one of the notes was amended to change $25,000 of the note from being designated as Additional Funding per the GFA (See Global Financing Agreement – Related Party section under Note 5) to being designated for general and operating expenses. In exchange, the lender is to receive shares of the Company’s common stock equal to ten times the numerical dollars of the amended amount. The 250,000 shares were issued in July 2009. The Company valued the 250,000 shares at $10,000 based on the stock trading price on the dates of promissory notes. The Company allocated the proceeds from issuance of the $25,000 portion of the note and common stock based on the proportionate fair value for each item. Consequently, we recorded a discount of $7,150, based on the ascribed value of the 250,000 shares of common stock issued to the lender. Amortization of the discounts on these notes for the year ended December 31, 2009 amounted to $1,739, which was recorded as interest expense. On March 25, 2010, the Company entered into a Modification and Consolidation Agreement with Carr Miller whereby this note was consolidated with other Carr Miller notes into a new note (See Modification and Consolidation Agreement below).

INDIGO-ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 6, 2009, the Company borrowed $50,000 from Carr Miller and issued promissory notes that provided for interest at 10% per annum with a maturity date of May 6, 2014. The note required that commencing May 6, 2010, the Company is required to make 48 equal monthly interest installment payments equal to the total interest due on the note. Within thirty days of funding of the loan, the lender is also to receive shares of the Company’s common stock equal to ten times the numerical dollars of the principal of the loan. The shares were issued in July 2009. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount and at the option of the Maker, can be accelerated and due on demand. The Company valued the 500,000 shares at $20,000 based on its stock trading price of $0.04 on the date of promissory note. The Company allocated the proceeds from issuance of the note and common stock based on the proportionate fair value for each item. Consequently, we recorded a discount of $36,752, based on the ascribed value of the 500,000 shares of common stock issued to the lender was recorded. Amortization of the discounts on this note for the year ended December 31, 2009 amounted to $702, which was recorded as interest expense. Additional interest expense on this note was recorded for the year ended December 31, 2009 in the amount of $3,253. On March 25, 2010, the Company entered into a Modification and Consolidation Agreement with Carr Miller whereby this note was consolidated with other Carr Miller notes into a new note (See Modification and Consolidation Agreement below).

On July 16, 2009, the Company borrowed $15,000 from Carr Miller and issued a promissory note that provided for interest at 10% per annum with a maturity date of July 16, 2011. This note represents part of the third traunch of the Additional Funding per the GFA (See Global Financing Agreement – Related Party section under Note 5). In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount and at the option of the Maker, can be accelerated and due on demand.. Interest expense on this note was recorded for the year ended December 31, 2009 in the amount of $687. On March 25, 2010, the Company entered into a Modification and Consolidation Agreement with Carr Miller whereby this note was consolidated with other Carr Miller notes into a new note (See Modification and Consolidation Agreement below).

On July 28, 2009, the Company borrowed $370,000 from Carr Miller and issued a promissory note that provided for interest at 10% per annum with a maturity date of July 28, 2011. This note represents final part of the third traunch of the Additional Funding per the GFA (See Global Financing Agreement – Related Party section under Note 5) and includes $36,789 for unpaid interest as required under a promissory note with Carr Miller dated December 16, 2008 (See above). In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount and at the option of the Maker, can be accelerated and due on demand. Interest expense on this note was recorded for the year ended December 31, 2009 in the amount of $15,721. On March 25, 2010, the Company entered into a Modification and Consolidation Agreement with Carr Miller whereby this note was consolidated with other Carr Miller notes into a new note (See Modification and Consolidation Agreement below).

On March 3, 2010, the Company borrowed $75,000 from Carr Miller and issued a promissory note that provided for interest at 10% per annum with a maturity date of March 3, 2012. This note represents part of the fourth traunch of the Additional Funding per the GFA (See Global Financing Agreement – Related Party section under Note 5). In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount and at the option of the Maker, can be accelerated and due on demand. Interest expense on this note was recorded for the year ended December 31, 2009 in the amount of $4,264. On March 25, 2010, the Company entered into a Modification and Consolidation Agreement with Carr Miller whereby this note was consolidated with other Carr Miller notes into a new note (See Modification and Consolidation Agreement below).

INDIGO-ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Modification and Consolidation Agreement – Related Party

On March 25, 2010, the Company entered into a Modification and Consolidation Agreement with Carr Miller whereby all outstanding Carr Miller promissory notes in the aggregate principal amount of $7,321,218 plus any accrued interest and penalties thereon were consolidated into one new promissory note (“New Note”). The New Note has a principal amount of $8,376,169 and requires that commencing March 25, 2012, the Company is required to make equal monthly installment payments of principal and interest on the note. The New Note has a maturity date of March 25, 2014 and bears interest at the rate of 10% per annum. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. As an inducement to enter into the Modification and Consolidation Agreement, within thirty days of the agreement, the lender is also to receive shares of the Company’s common stock equal one share for each dollar of the principal of the loan. These shares were issued in March 2010.

Global Financing Agreement (“GFA”) – Related Party

On December 5, 2008, the Company entered into a Global Financing Agreement (the “GFA” or “Agreement”) with Carr Miller (“CMC”) and together with the Company, the “Parties”), wherein CMC agreed to restructure the Company’s existing debt obligations to CMC and to provide the Company, subject to the terms and conditions set forth in the Agreement, with funding to finance and institute a new drilling program for the Company.

Under the terms of the Agreement, CMC irrevocably agreed to provide the Company with funding in the amount of up to $1,000,000 to be used exclusively for the Company’s drilling activities (the “Funding”).  The Company received this funding in November and December of 2008 (See Long-Term Notes Payable – Related Party section above). Upon the completion of the drilling activities, CMC also committed to provide the Company with additional funding in the amount of $500,000 each month for a period of 6 months, which amount shall be used to meet the Company’s objective of one new well drilled each month and to fund other reasonable expenses (the “Additional Funding”). The Additional Funding will be in the form of promissory notes with two year maturities and an interest rate of 10%. The first traunch of this funding was received in February 2009, the second traunch of this funding was received in March and April 2009, third traunch of this funding was received in June and July 2009, and part of the fourth tranche of this funding was received in March 2010.

On March 12, 2010, the Parties agreed to enter into a Global Financing Agreement Extension, whereby CMC’s commitment to provide the Company with the remaining funding shall be extended to June 30, 2010. In satisfaction of its commitment under the GFA, CMC shall, prior to June 30, 2010, have the option to (a) return an aggregate of 15,000,000 shares of the Company’s common stock currently registered under CMC’s name to the Company for cancellation; (b) cancel and forgive certain debts owed by the Company to CMC in the amount of $1,500,000; or (c) provide the Company with the remaining funding as set forth under the GFA.

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

INDIGO-ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

d.
In consideration of the commitment for the Additional Funding, the Company shall issue to CMC 10 shares of Common Stock for every dollar committed to the Company from such Additional Funding, which equals an aggregate of 30,000,000 shares.  The number of shares issuable to CMC upon the occurrence of the Additional Funding was arrived at using the same formula the Company has used for similar funding activities throughout 2008.  The Company valued the 30,000,000 shares at $600,000 based on its stock trading price of $0.02 on the date of the agreement, and recorded the amount to deferred loan fees. The Company recorded amortization expense of deferred loan fees in the amount of $101,682 for the year ending December 31, 2009 based on receiving the first, second and third traunch of the Additional Funding.

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

On March 25, 2010, the Company entered into a Modification and Consolidation Agreement with Carr Miller whereby this note was consolidated with other Carr Miller notes into a new note (See Modification and Consolidation Agreement above).

Summary

The following summarizes the Company’s notes and loan payable as of December 31, 2009:

INDIGO-ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Instrument	Maturity Dates	Principal Amount Owed	Debt Discount	Amount Reflected on Balance Sheet
Convertible Notes
Convertible Notes Series 1	September-October 2009	$666,667	$-	$666,667
Non-Convertible Notes
Note Series 2	Settled February 2010	50,000	-	50,000
Note Series 2 - related party	Settled February 2010	75,000	-	75,000
Note Payable 1	October 2009	417,783	-	417,783
Note Payable 2 - related party	Settled February 2010	200,000	-	200,000
Note Payable 5	Settled February 2010	100,000	-	100,000
Other Promissory Notes	January 2008 - Dec. 2010	615,000	(39,449)	575,551
	Settled February 2010	75,000	-	75,000
Other Promissory Notes -
related party	Settled February 2010	100,000	-	100,000
Long-Term Notes Payable -
related party	March 2014	7,246,218	(3,601,914)	3,644,304

Total		$9,545,668	$(3,641,363)	$5,904,305

		Less long-term portion		2,656,543
		Current portion		$3,247,762

These notes carried effective interest rates ranging between 9% and 162% based on various factors including the Company’s effective borrowing rates at the date of issue and discounts based on amounts allocated to equity shares issued and other beneficial conversion features arising in conjunction with certain of these notes at their issue date.

The following summarizes the Company’s notes and loan payable as of December 31, 2008:

Instrument	Maturity Dates as of April 2009	Principal Amount Owed	Debt Discount	Amount Reflected on Balance Sheet
Convertible Notes
Convertible Notes Series 1	September-October 2009	$666,667	$(235,944)	$430,723
Non-Convertible Notes
Convertible Notes Series 2
(conversion option later
eliminated)	October 2007	50,000	-	50,000
Convertible Notes Series 2 -
related party (conversion
option later eliminated)	December 31, 2008	75,000	-	75,000
Convertible Notes Series 3
(conversion option later
eliminated)	February-March 2008	80,000	-	80,000
Convertible Notes Series 3 -
related party (conversion
option later eliminated)	February 2008	75,000	-	75,000
Convertible Notes Series 4 -
related party (conversion
option later eliminated)	August 2008	175,000	-	175,000
Note Payable 1	October 2009	440,863	-	440,863
Note Payable 2 – Related Party	December 2008	200,000	-	200,000
Notes Payable 5	May 2008	100,000	-	100,000
Other Promissory Notes	January2008-June 2009	165,000	-	165,000
Notes Payable – Related Party	November 2013	2,861,218	(2,007,332)	853,886
Notes Payable – Related Party	December 2010 and
	December 2013	2,180,000	(1,907,861)	272,139
Total		$7,068,748	$(4,151,137)	$2,917,611

		Less long-term portion		1,126,025
		Current portion		$1,791,586

INDIGO-ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The current portion is reflected in the balance sheet as follows:

	December 31,
	2009	2008
Notes payable, net	$1,218,334	$835,863
Notes payable, net – related party	375,000	525,000
Convertible notes, net	666,667	430,723
Current portion of long term notes payable – related party	987,761	-
	$3,247,762	$1,791,586

The following is a schedule by year of the future minimum payments required under the Company’s notes payable.**

Year Ending December 31:

2010	$5,539,714
2011	2,260,319
2012	1,480,292
2013	2,740,649
2014	355,208

Total principal and interest due	12,376,183

Less amounts due within one year	(5,539,714)

Noncurrent Portion	$6,836,468

**This schedule includes both principal and interest due, and excludes discount amortization and the additional liability for variable conversion features on our Series 1 Convertible notes (see Convertible Notes - Series 1 section above.)

INDIGO-ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest expense related to the amortization of discounts on notes payable, value of penalty shares and shares issued in connection with amended notes for the year ended December 31, 2009 was $1,046,629, of which $720,984 was from related parties. Additional interest on notes payable pursuant to the rates charged on the notes for the year ended December 31, 2009 was $1,817,194 of which $1,694,157 was from related parties. Accrued interest at December 31, 2009 was $1,205,878, of which $928,152 was due to related parties.

NOTE 6 - DUE TO RELATED PARTY

On September 3, 2005, we entered into a agreement with one of our then principal stockholders, Leo Moore, to redeem his entire interest in the Company. At the time of the agreement, he held a 33⅓ interest in our common stock.  On May 18, 2009, the Company entered into a Global Settlement Agreement with Leo Moore whereby Leo Moore agreed to release his rights to outstanding debt of approximately $199,500, including accrued interest of $35,000, in exchange for 3,000,000 shares of the Company’s stock.

On May 18, 2009, the Company entered into a Global Settlement Agreement with the Moore Family. The Moore Family agreed to release their rights to outstanding debt of approximately $100,000, including accrued interest of $20,000, in exchange for 3,000,000 shares of the Company’s stock. The Moore Family had originally received 49,100,000 of our shares of common stock and became the majority shareholder of us on December 15, 2005 during the recapitalization of the Company in 2005. Under the terms of an earlier settlement agreement, the Moore Family agreed to surrender to us 28,485,000 shares of our common stock, in exchange for which we agreed to pay Moore Family a total of $150,000 in installment payments.

The Company valued the aggregate 6,000,000 shares issued to Leo Moore and Moore Family pursuant to the Global Settlement Agreements as described above at $180,000 based on its stock trading price of $0.03 on the date of the Global Settlement Agreements.  Accordingly, the Company recorded a gain on extinguishment of debt in the amount of $119,500 for the year ending December 31, 2009.

NOTE 7 - STOCKHOLDERS’ EQUITY - NOT DISCLOSED ELSEWHERE

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

In January 2009, we issued an aggregate of 75 shares of the Series C Preferred Stock to Carr Miller, consisting of 30 shares related the additional funding in the amount of $500,000 each month for a period of 6 months provided for in the GFA (See Global Financial Agreement – Related Party section under Note 5), 25 shares related to a $500,000 promissory note dated December 30, 2008, and 20 shares related to a $400,000 promissory note dated December 30, 2008 (See Notes Payable – Related Party section under Note 5). On April 21, 2009, upon the increase in the Company’s authorized common stock from 600,000,000 to 1,000,000,000 shares (see Common Stock section below), the 75 shares of Series C Preferred Stock automatically converted into 75,000,000 shares of common stock, which were issued on April 22, 2009.

Common Stock

In April 2008, the Company issued 56,250 shares of common stock for legal services performed in 2006 valued at $0.21 per share.

INDIGO-ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In November 2008, the Company entered into a voting rights agreement with Carr Miller and related party stockholders of the corporation (“Related Stockholders”) (James Walter Sr., who became one of our Board Members in October 2007 and James Walter, Jr. and Tammy Walter, family members of James Walter Sr. who then collectively owned 33,119,454 shares of common stock; and Steve Durdin, the Company’s CEO and President who then owned 3,959,031 shares of common stock), whereby the Related Stockholders agreed to assign Carr Miller all the voting rights attributable to the 37,078,485 shares of common stock then held by them for a period of 5 years. 1/5th of the voting rights shall be released back to the Related Stockholders from Carr Miller at the end of each year for a period of 5 years. The combination of the shares assigned under this voting rights agreement and the shares issued or to be issued under the GFA (See Global Financial Agreement section under Note 5) gave Carr Miller control of the majority of the common stock of the Company.

On December 24, 2008, our Board of Directors approved an increase in authorized common stock of the Company from its existing 600,000,000 shares to 1,000,000,000 shares. Subsequently, stockholders representing 53.6% of the Company’s outstanding common stock as of January 14, 2009 (the "Majority Stockholders") executed a written consent to effect the increase in authorized common stock. On January 20, 2009, the Company filed a Schedule 14C Definitive Information Statement with the SEC (“Schedule 14C”). On March 30, 2009, the SEC approved the Schedule 14C. On April 21, 2009, the Company filed its Certificate of Amendment to its Article of Incorporation with the State of Nevada increasing the total number of shares of common stock which the Company has the authority to issue to 1,000,000,000 shares with a par value of $0.001 per share.

On January 12, 2009, the Company issued 384,811 shares of common stock to Gersten Savage for legal services performed in 2008 valued at $0.06 per share.

On March 10, 2009, the Company’s Board of Directors approved the issuance of 20,000,000 shares of the Company’s common stock to each of Mr. Steven Durdin and Mr. James Walter Jr., which were valued at an aggregate of $2,000,000 based on the Company’s stock trading price of $0.05 per share on March 10, 2009.  This consulting expense is reflected under the caption general and administrative expense – related party in the statement of operations.  The shares were issued on April 22, 2009.The issuance of the shares to both Mr. Durdin and Mr. Walter are in consideration for the extensive efforts extended by each of them in relation to the completion of the drilling on the wells in the Dubois Field and for their continued efforts in preparation for other drilling activities in the Illinois Basin.

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

On June 1, 2008, the Company entered into a Consulting Agreement with Karl Schmidt (“Schmidt”), whereby, for compensation in the amount of 12,000,000 restricted shares of the Company’s common stock and reimbursement for all approved related business expenses, Schmidt will provide consulting services to the Company for a term of one-quarter commencing on June 1, 2008. The shares were issued on June 24, 2008. On June 30, 2008, the parties agreed that the shares issued were partial consideration for a loan agreement with International Financial Corporation, LLC. They further agreed that if the Company did not receive gross loan proceeds of at least $30,000,000 prior to the end of business on July 3, 2008, Schmidt would return the shares to the Company for cancellation. The Company did not receive the loan proceeds prior to the end of business on July 3, 2008, and as a result the shares were returned and assigned no value as of December 31, 2008.

On June 1, 2008, the Company entered into a Consulting Agreement with D&P Development LLC (“D&P”), a Florida corporation, whereby, for compensation in the amount of 5,000,000 restricted shares of the Company’s common stock and reimbursement for all approved related business expenses, D&P will provide consulting services to the Company for a term of one-quarter commencing on June 1, 2008. The shares were issued on June 24, 2008. On June 30, 2008, the parties agreed that the shares issued were partial consideration for a loan agreement with International Financial Corporation, LLC. They further agreed that if the Company did not receive gross loan proceeds of at least $30,000,000 prior to the end of business on July 3, 2008, D&P would return the shares to the Company for cancellation. The Company did not receive the loan proceeds prior to the end of business on July 3, 2008, and as a result the shares were returned and assigned no value as of December 31, 2008.

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

On February 1, 2009, the Company entered into a consulting agreement with James T. Dunn III (“Dunn”) to provide consulting services and support for the Company’s business development, assist in development of the Company’s strategic marketing and business plan and to handle other duties as assigned by Company’s management.  The term of this consulting agreement was for a one month period commencing February 1, 2009.  As compensation, a warrant to purchase 200,000 shares of the Company’s common stock was issued to Mr. Dunn. The warrant will have an exercise price of $0.05 per share, vest immediately, and expire in five years. The warrant was issued on March 13, 2009 and ascribed a value of $10,000, using the Black-Scholes model, assuming a volatility of 248.55%, a risk-free rate of 1.875% and an expected dividend yield of zero, resulting in consulting expense of $10,000 in the year ended December 31, 2009.

On February 1, 2009, the Company entered into a consulting agreement with Denny Ramos (“Ramos”) to provide consulting services and support for the Company’s business development, assist in development of the Company’s strategic marketing and business plan and to handle other duties as assigned by Company’s management. The term of this consulting agreement was for a one month period commencing February 1, 2009.  As compensation, a warrant to purchase 200,000 shares of the Company’s common stock was issued to Mr. Ramos. The warrant has an exercise price of $0.05 per share, vest immediately, and expire in five years. The warrant was issued on March 13, 2009 and ascribed a value of $10,000, using the Black-Scholes model, assuming a volatility of 248.55%, a risk-free rate of 1.875% and an expected dividend yield of zero, resulting in consulting expense of $10,000 in the year ended December 31, 2009.

Stock Options Granted

On October 29, 2007, the Board of Directors approved the issuance of stock options to the individuals named below in accordance with the 2007 Stock Option Plan. The options vested immediately.

	Number of
	Stock Options
Name of Optionee	Issued	Exercise Price	Expiration

Steven P. Durdin (CEO and President)	10,000,000	$0.25	October 16, 2017
Stanley L. Teeple (Board Director)	5,000,000	$0.25	October 16, 2017
Stacey Yonkus (Former Board Director)	250,000	$0.25	October 16, 2017
John Hurley (Former Board Director)	250,000	$0.25	October 16, 2017
James C. Walter, Sr. (Former Board Director)	250,000	$0.25	October 16, 2017

The estimated fair value of the aforementioned options was calculated using the Black-Scholes model. Consequently, the Company recorded a share-based compensation expense of $1,873,700 for the year ended December 31, 2007. The following table summarizes the weighted average of the assumptions used in the method.

INDIGO-ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ending December 31,
2007
Expected volatility	170%
Dividend yield	0%
Expected terms (in years)	10
Risk-free rate	4.35%

On February 26, 2008, the Company’s Board of Directors approved the issuance of non-qualified stock options to the following individuals in accordance with the 2007 Stock Option Plan. The options vested immediately.

Name of Optionee	Number of Stock Options Issued	Exercise Price	Expiration
Everett Miller (consulting service)	2,500,000	$0.25	October 16, 2017
Stanley L. Teeple (Board Director)	5,000,000	$0.25	October 16, 2017
Hercules Pappas (Board Director)	250,000	$0.25	October 16, 2017
Everett Miller (Board Director)	250,000	$0.25	October 16, 2017
Gersten Savage (legal service)	1,000,000	$0.25	October 16, 2017

The estimated fair value of the aforementioned options was calculated using the Black-Scholes model. Consequently, the Company recorded a share-based compensation expense of $1,073,700 for the twelve months ended December 31, 2008. The following table summarizes the weighted average of the assumptions used in the method.

	Year Ending
	December 31,
	2008	2007
Expected volatility	181%	n/a
Dividend yield	0%	n/a
Expected terms (in years)	10	n/a
Risk-free rate	4.35%	n/a

The following table summarizes the Company’s stock option activity and related information:

Number of
Shares

Balance as of December 31, 2007	15,750,000
Granted	9,000,000
Exercised	-
Expired/forfeit	-
Balance as of December 31, 2008	24,750,000
Granted	-
Exercised	-
Expired/forfeit	-
Balance as of December 31, 2009	24,750,000

INDIGO-ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	OPTIONS OUTSTANDING December 31, 2009				OPTIONS EXERCISABLE
	Number of	Weighted
	Outstanding	Average	Weighted		Number	Weighted
Range of	Shares at	Remaining	Average	Aggregate	Exercisable at	Average	Aggregate
Exercise	December 31,	Contract	Exercise	Intrinsic	December 31,	Exercise	Intrinsic
Prices	2009	Life	Price	Value	2009	Price	Value

$0.25	24,750,000	8.80 years	$0.25	$-	24,750,000	$0.25	$-

NOTE 8 - ASSET RETIREMENT OBLIGATIONS

Total future asset retirement obligations were estimated by management based on the Company’s net ownership interest, estimated costs to reclaim and abandon the wells and the estimated timing of the costs to be incurred in future periods. The Company has estimated the net present value of its total assets retirement obligations at December 31, 2009 to be $290,580.

	2009	2008

Balance as of January 1	$227,800	$208,000
Additional liabilities incurred	40,000	-
Liabilities settled	-	-
Accretion expense	22,780	19,800
Revision of estimates	-	-
Balance as of December 31	$290,580	$227,800

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

INDIGO-ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of August 2008 the Company was in default on all of its insurance policies including, but not limited to, its policies covering general and excess liability, directors and officers, errors and omissions, as well as sudden and accidental coverage on the wells. The occurrence of an uninsured event which may result in financial damage to the Company could have a material adverse effect on our financial condition and results of operations. Management intends to have all of these policies reinstated. On September 18, 2008, the Company obtained a new policy for directors and officers insurance and was current on this policy through September 17, 2009. As of April 10, 2010, most policies have not been reinstated, and management is unaware of any uninsured event which may result in financial damages to the Company.

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

Other

On April 25, 2008, the Company entered into a Letter of Intent (“LOI”) with International Financial Corporation, LLC, a Nevada Limited Liability Company (“International”) whereby both parties agreed to become members of  Rivers West Energy, LLC. Under the LOI, International also agreed to provide the Company, upon the execution of a definitive agreement governing the understanding between the Company and International, with funds for capital expenditures specified in the agreement and general working capital of the Company. The Company did not receive the funds that International committed to deliver.

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

INDIGO-ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 6, 2009, Akerman Construction Co., Inc. (“Akerman”), a subcontractor of Epicenter, filed a Mechanic’s Lien against Indigo and two other parties on the four wells drilled by the subcontractor on the Dubois Field of Indiana (see Oil and Gas Operations in Illinois Basin section under Note 5) for claims aggregating $875,969, due to Epicenter’s failure to pay obligations for the drilling costs.  The Company has engaged counsel to resolve these lien claims, which were still pending as of April 10, 2010.

In May 12, 2009, M&M Pump & Supply, Inc. (“M&M”), a subcontractor of Epicenter, filed a Mechanic’s Lien against Indigo, Epicenter and four other parties on the four wells drilled on the Dubois Field of Indiana (see Oil and Gas Operations in Illinois Basin section under Note 5) for claims aggregating $125,160, due to Epicenter’s failure to pay obligations for the drilling costs.  The Company has engaged counsel to resolve these lien claims, which were still pending as of April 10, 2010.

On May 15, 2009, the Company entered into a consulting agreement with Dr. Larry Stowe (“Stowe”) to 1) assist in the Company’s interim fundraising efforts for the Company’s drilling activities in the Dubois field in Indiana (“Wells”), 2) develop a 45 day completion strategy to ensure the Company’s completion of the Wells to full production capacity, 3) represent the Company’s interests in discussions and negotiations with field personnel, and 4) provide direct assistance in the execution of the completion strategy described above. As compensation, Stowe will receive $5,000 by May 15, 2009 and $5,000 by May 22, 2009 for items 1 through 3 above; and $25,000 for the completion of item 4 above subject to receipt of funding from any source for the completion of the Wells. The term of this agreement is for 45 days commencing May 15, 2009. As of April 10, 2010, Stowe has received an aggregate of $10,000 for items 1 through 3 above, and item 4 remains uncompleted.

NOTE 10 - INCOME TAXES

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

	2009	2008
Deferred tax assets
Tax benefit arising from net operating loss carryforward	$11,900,000	$5,314,000
Settlement expenses	396,000	396,000
Impairment of oil and gas properties	111,000	-
Share based compensation	1,297,000	1,337,000
	13,704,000	7,047,000

Deferred tax liabilities
Intangible drilling costs	1,588,000	191,000
Unrealized gain on derivative	443,000	-
Depreciation and depletion	110,000	33,000
Capitalized interest	42,000	3,000
	2,183,000	227,000

Net deferred assets	11,521,000	6,820,000
Less valuation allowance	(11,521,000)	(6,820,000)

Net deferred tax asset	$-	$-

As of December 31, 2009 and 2008, the Company had losses which resulted in net operating loss carryforwards for tax purposes amounting to approximately $27,000,000 and $18,000,000, respectively, that may be offset against future taxable income. These NOL carryforwards expire beginning 2027 through 2030. However, these carryforwards may be significantly limited due to changes in the ownership of the Company as a result of past and future equity offerings.

INDIGO-ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recognition of the benefits of the deferred tax assets will require that the Company generate future taxable income. There can be no assurance that the Company will generate any earnings or any specific level of earnings in future years. Therefore, the Company has established a valuation allowance for deferred tax assets (net of liabilities) of approximately $11,521,000 and $6,820,000 as of December 31, 2009 and 2008, respectively.

The following table presents the principal reasons for the difference between the Company’s effective tax rates and the United States federal statutory income tax rate of 35%.

	2009	2008

Federal income tax benefit at statutory rate	$1,769,000	$6,247,000
State income tax benefit	455,000	1,606,000
Permanent differences	(43,000)	(5,021,000)
Impairment expenses	111,000	-
Intangible drilling costs	(1,396,000)	-
Unrealized gains	(443,000)	-
Other temporary differences	97,000	-
Net operating loss carryforward	4,151,000	-
Change in valuation allowance	(4,701,000)	(2,832,000)
Income tax benefit	$-	$-
Effective income tax rate	0%	0%

Tax Uncertainties

Uncertainty in income taxes arise from tax positions taken or expected to be taken in the Company’s tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. The periods subject to examination for the Company’s tax returns are for the years from 2006 to 2009. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

The Company is subject to U.S. federal income tax including state and local jurisdictions. Currently, no federal or state income tax returns are under examination by the respective taxing jurisdictions.

The Company’s accounting policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company has not accrued interest for any periods.

NOTE 11 - RELATED PARTY TRANSACTIONS - NOT DISCLOSED ELSEWHERE

In January 2008, John Hurley resigned as our Board Director and Everett Miller and Hercules Pappas were elected to fill in the two vacancies of our Board of Directors. As compensation for their services as members of our Board of Directors, Mr. Miller and Mr. Pappas each received an option to purchase 250,000 shares of our common stock pursuant to our 2007 Stock Option Plan. The options vested immediately on the option grant date, have an exercise price of $0.25 per share and expire on October 16, 2017 (see Stock Option Granted section under Note 7). During the twelve months ended December 31, 2008, we recorded an aggregate consulting expense of $59,660 for the options issued to Messrs. Miller and Pappas.

INDIGO-ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2008, the Company entered into a consulting agreement with Everett Miller, our Board Member and a related party, to provide consulting services and support for business development of energy related properties, assist in development of the Company’s strategic marketing and business plan and to handle other duties as assigned by Company management. As compensation, the Company was required to issue a non-qualified stock option to Mr. Miller under its 2007 Stock Option Plan to purchase 2,500,000 shares of the Company’s common stock with an exercise price of $0.25 per share. This option was issued by the Company on February 26, 2008 (see Stock Options Granted section under Note 7). The Company recorded consulting expense in the amount of $298,250 related to this option in the twelve month period ending December 31, 2008. The term of this agreement was for a three month period commencing January 1, 2008 and is subject to cancellation by either party with 30-day written notice.

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

NOTE 12 - SUBSEQUENT EVENTS NOT DISCLOSED ELSEWHERE

The Company has evaluated subsequent events through April 13, 2010, which is the date they issued their financial statements, and concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

NOTE 13 - SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest expense and income taxes for 2009 were as follows:

	2009	2008

Interest	$105,882	$156,724
Income taxes	$-	$-

Non-Cash Investing and Financing Transactions:

For the year ended December 31, 2008, the Company recorded capitalized interest of $7,531 related to interest incurred on the promissory notes.

During 2008, the Company acquired oil and gas properties in the total amount of $442,403, of which $109,482 was accrued for at December 31, 2008.

At December 31, 2008, the Company had 30 shares of Series C Preferred Stock issuable to Carr Miller in connection with the GFA, which were valued at $600,000 and recorded as a deferred loan fee.

In February 2008, a noteholder converted the principal and interest of his note of $27,542 into 285,110 shares of the Company’s common stock.

In December 2008, pursuant to the GFA, Carr Miller converted $1,000,000 of its promissory notes into 50,000,000 shares of the Company’s common stock.

INDIGO-ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has recorded asset retirement obligations in the aggregate amount of $290,580 as of December 31, 2009 and increased oil and gas properties for $40,000 in 2009.

For the year ended December 31, 2009 the Company recorded capitalized interest of $88,381 related to interest incurred on the promissory notes.

During 2009, the Company acquired oil and gas properties in the total amount of $3,301,333, of which $1,633,380 was accrued for at December 31, 2009.

On January 12, 2009, the Company issued 384,811 shares of common stock to Gersten Savage for legal services performed in 2008 valued at $0.06 per share.

In February 2009, the Company issued warrants to purchase 400,000 shares of the Company’s common stock to two consultants, which were valued at $20,000 and recorded as interest expense.

In March 2009, the Company issued an aggregate of 40,000,000 shares of common stock to Steven Durdin and James Walter Jr., which were valued at $2,000,000 and recorded as interest expense.

In April 2009, 75 shares of Series C Preferred Stock issued to Carr Miller in connection with the GFA were converted into 75,000,000 shares of the Company’s common stock.

In May 2009, the Company settled its outstanding obligation to Leo Moore and the Moore Family with 6,000,000 shares of the Company’s common stock, which were valued at $180,000.

During 2009, the Company issued a total of 13,910,000 shares of common stock to various lenders in connection with the issuance, amendment, or penalty shares of promissory notes. The value of these shares together with the value assigned to the beneficial conversion feature or variable conversion feature on certain of the convertible notes were valued at $620,300 and recorded as discounts on the notes.

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

INDIGO-ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In 2008, Wright & Company, Inc. performed an evaluation to estimate proved reserves and cash flow for the Company’s oil and gas properties. Wright & Co. specializes in petroleum consulting and related property evaluations, economic reviews/forcasts, SEC reports, and other services required by the Oil and Gas Industry. D. Randall Wright, the founder of Wright & Company, is a Registered Professional Engineer in the State of Texas. In 2009, the Company revised these estimates using average, first-day-of-the-month price during the 12-month period before the end of the year rather than the year-end price when estimating whether reserve quantities as required by the SEC Modernization of Oil and Gas Reporting rules, which were issued by the SEC at the end of 2008 (more fully described below).

The following table presents estimates of the Company's net proved developed gas reserves:

	December 31,
	2009	2008

Proved reserves (mmcf), beginning of year	572.0	392.4

Discovery of proved developed reserves (mmcf)	-	-
Revisions of previous estimates	-	241.7
Production	(35.8)	(62.1)

Proved developed reserves (mmcf), end of year	536.2	572.0

Capitalized Costs Relating to Gas Producing Activities:

	December 31,
	2009	2008

Unproved oil and gas properties (1)	$3,743,736	$442,403
Proved oil and gas properties	9,766,409	9,766,409
Total capitalized costs	13,510,145	10,208,812

Accumulated depletion	(347,643)	(300,837)
Impairment of oil and gas properties	(8,992,131)	(8,739,585)

Net capitalized costs	$4,170,371	$1,168,390

INDIGO-ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Costs Incurred in Gas Property Acquisition, Exploration and Development Activities for the Years Ended December 31:
	December 31,
	2009	2008
Acquisition of properties
Proved	$-	$-
Unproved (1)	3,301,333	442,403
Exploration costs	-	-

Total	$3,301,333	$442,403

(1)  These amounts represent costs incurred by the Company in the Dubois Field in Indiana and are excluded from the amortization base until proved reserves are established or impairment is determined.

Results of Operations for Gas Producing Activities for the Years Ended December 31:

	December 31,
	2009	2008

Gas sales	$139,765	$676,969
Operating costs	(95,802)	(285,765)
Depreciation, depletion and amortization	(46,807)	(125,912)
Proved property impairment	(252,545)	-

Results of operations	$(255,389)	$265,292

Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

In December 2009, the Company adopted revised oil and gas reserve estimation and disclosure requirements. The primary impact of the new disclosures is to conform the definition of proved reserves with the SEC Modernization of Oil and Gas Reporting rules, which were issued by the SEC at the end of 2008. The accounting standards update revised the definition of proved oil and gas reserves to require that the average, first-day-of-the-month price during the 12-month period before the end of the year rather than the year-end price, must be used when estimating whether reserve quantities are economical to produce. This same 12-month average price is also used in calculating the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future net cash flows. The rules also allow for the use of reliable technology to estimate proved oil and gas reserves if those technologies have been demonstrated to result in reliable conclusions about reserve volumes. The unaudited supplemental information on oil and gas exploration and production activities for 2009 has been presented in accordance with the new reserve estimation and disclosure rules, which may not be applied retrospectively. The 2008 data is presented in accordance with FASB oil and gas disclosure requirements effective during those periods.

The supplemental unaudited presentation of proved reserve quantities and related standardized measure of discounted future net cash flows provides estimates only and does not purport to reflect realizable values or fair market values of the Company’s reserves. Volumes reported for proved reserves are based on reasonable estimates. These estimates are consistent with current knowledge of the characteristics and production history of the reserves.

The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, significant changes to these estimates can be expected as future information becomes available.

Proved reserves are those estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.

INDIGO-ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reserve estimates have been prepared by the Company from data prepared by an independent petroleum engineer in respect to certain producing properties.  Revisions in previous estimates as set forth above resulted from analysis of new information, as well as from additional production experience or from a change in economic factors.

The reserve estimates are believed to be reasonable and consistent with presently known physical data concerning size and character of the reservoirs and are subject to change as additional knowledge concerning the reservoirs becomes available.

Future cash inflows and future production and development costs are determined by applying year-end prices and costs to the estimated quantities of gas to be produced.  Estimated future income taxes are computed using current statutory income tax rates for where production occurs.  The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.

The following summary sets forth the Company's future net cash flows relating to proved gas reserves.

	December 31, (In Thousands)
	2009	2008
Future cash inflows	$2,296,400	$3,168,100
Future production costs	(1,219,400)	(1,293,200)

Future net cash flows (undiscounted)	1,077,000	1,874,900

Annual discount of 10% for estimated timing	650,200	874,700

Standardized measure of future net	$426,800	$1,000,200

Changes in Standardized Measure (Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows at December 31 in thousands:

	2009	2008

Standardized measure, beginning of period	$1,000	$852
Net changes in prices and production costs	(488)	(142)
Development costs incurred during the period	-	-
Revisions of previous quantity estimates	(396)	145
Additions to proved reserves resulting from extensions,
discoveries and improved recovery	-	-
Purchase (sale) of reserves in place	-	-
Sale of gas, net of production costs	(81)	(391)
Accretion of discount	47	60
Changes in income taxes, net	-	-
Change in production timing and other	345	476
Standardized measure, end of period	$427	$1,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

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

During the Company’s two most recent fiscal years and through the effective date of Mark Bailey & Company, Ltd.’s appointment, the Company did not have any reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K except that LJ Soldinger Associates LLC have advised the Company of numerous material weaknesses in internal controls over financial reporting necessary for the registrant to develop reliable financial statements.

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

(b) MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining internal controls over financial reporting and disclosure controls. Internal Control Over Financial Reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that as of December 31, 2009 it had material weaknesses in its internal control procedures over financial reporting.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

As of December 31, 2009, we have concluded that our internal control over financial reporting was ineffective as of December 31, 2009.

The Company’s assessment identified certain material weaknesses which are set forth below:

Financial Statement Close Process

There are insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

There is insufficient supervision and review by our corporate management, particularly relating to complex transactions relating to equity and debt instruments.

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

These weaknesses restrict the Company's ability to timely gather, analyze and report information relative to the financial statements.  However, the Company utilizes the services of a recognized accounting firm that specialized in public companies engaged in the oil and gas business for accounting activities and oversight.

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

There are no human resource policies or controls in place to address the risks of fraud nor are there:  procedures for background checks on hiring and promotions; formal Board of director and audit committee oversight parameters; or a Risk Assessment policy in concurrence with its securities counsel and insurance carrier.  During the year 2008, the Company implemented a code of ethics and conduct and a hotline/whistleblower program in the event an employee or outsider discovers fraudulent or questionable activities taking place.

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

The Company’s size (1 full time employee/CEO plus 1 consultant/CFO) dictates that most policies are self policing and adjusted on-the-fly as required so formal policies are essentially not formed and recorded.

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

Because of the small size of the Company, the limited nature of its activities, and its inadequate financial resources, there are limited or no written policies or procedures in place for various areas, which is a material weakness in the company’s control activities.

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

(c) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the fiscal quarter ending December 31, 2009.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our bylaws provide that we have at least one director. The number of Directors which shall constitute the whole board shall be five (5). The number of Directors may from time to time be increased or decreased to not less than one nor more than seven (7) by action of the Board of Directors. The Directors shall be elected at the annual meeting of the stockholders and each Director elected shall hold office until his successor is elected and qualified. Directors need not be stockholders. Vacancies in the Board of Directors including those caused by an increase in the number of directors, may be filled by a majority of the remaining Directors, though less than a quorum, or by a sole remaining Director, and each Director so elected shall hold office until his successor is elected at an annual or a special meeting of the stockholders. The holders of two-thirds of the outstanding shares of stock entitled to vote may at any time peremptorily terminate the term of office of all or any of the Directors by vote at a meeting called for such purpose or by a written statement filed with the secretary or, in his absence, with any other officer. Such removal shall be effective immediately, even if successors are not elected simultaneously and the vacancies on the Board of Directors resulting there from shall only be filled from the stockholders.

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

No reduction of the authorized number of Directors shall have the effect of removing any Director prior to the expiration of his term of office.

The directors and executive officers of the Company currently serving are as follows:

Name	Age	Office
Steven P. Durdin	44	Director, President and Chief Executive Officer
Stanley L. Teeple	61	Director and Chief Financial Officer
Everett Miller	40	Director and Chief Operating Officer
Hercules Pappas	39	Director
Brad Hoffman	39	Director

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

Everett Miller – Mr. Miller joined the Company in January 2008. He has been in the investment banking, venture capital and securities business for more than 25 years. He started and operated Carr Miller Capital, LLC in November of 2006, a developer of real estate, banking and securities funding techniques, which has since partnered with global financial companies such as ICA Investment Group and Fortis Bank. From March 2005 until June 2006, he operated Everett Miller Financial, a developer of funding techniques. He also operated Millenium Brokerage LLC from June 2002 to January 2005. Mr. Miller has several securities licenses, including the Series 55 Equity Floor trader and Series 24 General Principal. He is a member of both the New Jersey Energy Traders and the Securities and Trading Advisory Board of Seton Hall University, where he acts as a mentor and advisory teacher of securities and financial software and real time operations/practices. Mr. Miller attended college at University of Maryland and Embry-Riddle Aeronautical College in Florida. He lived in Europe for several years, has worked for the United States DOD as a GS-12 rated employee, has a Paralegal Certification in New Jersey and Pennsylvania.

Hercules Pappas– Mr. Pappas joined the Company in January 2008. Mr. Pappas formed the law firm of Pappas & Richardson, LLC in October 1998 and is currently the firm’s Managing Partner  His practice since opening the firm has primarily been in the business litigation related practice fields.  The firm changed ownership to Pappas & Wolf in 2009, with the addition of Captain Matthew S. Wolf, Esquire.  Mr. Pappas currently holds licenses to practice in New Jersey, Pennsylvania, New York, the United States Court in the Eastern District of Pennsylvania and the District of New Jersey.  He is also admitted to practice in the Supreme Court of the United States.  As well as his litigation practice, Mr. Pappas is also a Court approved mediator and maintains a private practice offering economic mediation services as an alternative to business and commercial litigation.  He also acts as the General Legal Counsel to Carr Miller Capital and has held the position of Economic Advisor to ICA Investments. Mr. Pappas has advised many business entities throughout his career and has partnered with several real estate developers for residential and commercial real estate development projects in the Northeast.  Mr. Pappas obtained his Bachelor of Arts degree in Economics and Political Science from East Stroudsburg University and earned his Juris Doctor from Widener University School of Law.

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

Involvement in certain legal proceedings

No director, person nominated to become a director, executive officer, promoter or control person of the Company has, during the last ten years: (i) been convicted in or is currently subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any Federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our common stock must report on their ownership of the common stock and any changes in that ownership to the Commission. Specific due dates for these reports have been established. During the fiscal year ended December 31, 2009, we believe that all reports required to be filed by Section 16(a) were filed.

ITEM 11. EXECUTIVE COMPENSATION

Executives and Directors Compensation

The following table provides certain summary information concerning compensation paid to or accrued by the executive officers named below during the fiscal years ended December 31, 2009 and 2008.
		Salary	Bonus	Stock Awards	Option Awards	Non- equity Incentive Plan Comp	Non- qualified Deferred Comp. Earnings	All Other Comp	Total
Name	Year	($)	($)	($)	($)	($)	($)	($)	($)

Steven P. Durdin (1)	2008	114,000	-	-	-	-	-	9,000	123,000
	2009	210,333	-	1,000,000	-	-	-	-	1,210,333

Stanley Teeple (2)	2008	260,000	-	-	596,500	-	-		856,500
	2009	260,000	-	-	-	-	-	-	260,000

Everett Miller (3)	2008	-	-	-	328,080	-	-	-	328,080
	2009	-	-	-	-	-	-	-	-

Hercules Pappas (4)	2008	-	-	17,500	29,830	-	-	-	47,330
	2009	-	-	-	-	-	-	-	-

Brad Hoffman (5)	2008	-	-	17,500	-	-	-	-	17,500
	2009	-	-	-	-	-	-	-	-

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

On April 2, 2009, pursuant to the recommendation of the Company’s Compensation Committee, the Company increased the base salary of its Chief Executive Officer, Steven Durdin, to $250,000 a year. Mr. Durdin has agreed that the Company shall only pay such portion of the base salary, as increased, permitted by the Company’s current cash flow.  Any balance thereof shall be accrued until the Company has sufficient positive cash flow to allow an additional payment of Mr. Durdin’s base salary.  The Company also issued 20 shares of the Company’s Series D to Mr. Durdin. On April 21, 2009, upon the increase in the Company’s authorized common stock from 600,000,000 to 1,000,000,000 shares, the 40 shares of Series D Preferred Stock automatically converted into 40,000,000 shares of common stock, which were issued on April 22, 2009.The increase in Mr. Durdin’s base salary, as well as the issuance of Series D to Mr. Durdin are in consideration for his extensive efforts extended in relation to the completion of the drilling on the Wells and for his continued efforts in preparation for other drilling activities in the Illinois Basin.

(2)
On December 21, 2006, we entered into a third consulting agreement with Stanley Teeple, Inc. (“STI”), an entity affiliated with Stanley Teeple, our then Secretary and Treasurer and Board Director, pursuant to which we agreed to pay STI a weekly consulting fee of $5,000, and issue to STI options or cashless exercise warrants during the first quarter of 2007 to acquire a minimum of 5,000,000 shares of our common stock at terms to be determined by our Board of Directors. The agreement was effective on January 1, 2007 for a two-year period and would be automatically renewed for consecutive one-year periods unless terminated by either party. On March 8, 2007, the Company entered into a fourth consulting agreement with STI, which superseded but provided for the identical terms of cash compensation as STI’s agreement of December 21, 2006. In addition, STI is to be reimbursed for certain medical and dental insurance coverage, an auto allowance of $1,000 per month, and certain other fringe benefits. STI was also entitled to receive options or cashless warrants to acquire 20,000,000 shares of our common stock at prices to be determined by the terms of a stock option plan to be adopted by the Company. In 2007, STI waived its rights to 10,000,000 of the options to acquire our common stock. Mr. Teeple currently owns options to purchase 10,000,000 shares of the Company’s common stock personally of which 5,000,000 options were granted in 2007, at an exercise price of $0.25 per share, and 5,000,000 options were granted in April 2008, pursuant to the Company’s Stock Option Plan.

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

Outstanding Equity Awards at Fiscal Year End

The table below sets forth the options and stock awards received by the executive officers of the Company as of December 31, 2009.

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

The following table sets forth information, as of April 1, 2010, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock, by each of the Company’s officers and directors, and by the officers and directors of the Company as a group.

Name and Address of Stockholders*	Shares Beneficially Owned (1)		Percentage Ownership(1)

Beneficial Owners
James Walter, Sr. (Former Director)	47,941,400	(2)	5.78%

Officers and Directors
Steve Durdin (CEO, Director)	35,859,031	(3)	4.33%
Stan Teeple (CFO, Director)	10,000,000	(4)	1.20%
Everett Miller (COO, Director)	345,153,457	(5)	41.64%
Hercules Pappas (Director)	20,500,000	(6)	2.47%
Brad Hoffman (Director)	250,000	(7)	**
Officers and Directors as a group (5) persons	411,762,488		49.68%

*Each stockholder’s address is c/o Indigo Energy, Inc. 701 N. Green Valley Pkwy, Suite 200, Henderson, Nevada 89074
** Less than 1%
(1)	Based on an aggregate of 828,861,382 shares outstanding as of April 1, 2010.

(2)
Consists of 250,000 stock options pursuant to the Company’s 2007 Stock Option Plan, 2,400,000 warrants issued in the name of James Walter, Sr. and 1,950,000 warrants issued in the name of Tammy Walter, a family member of James Walter, Sr., 25,000,000 shares of common stock issued to James Walter, Sr., 7,975,800 shares of common stock issued to Tammy Walter, and 10,365,600 shares of common stock issued to Infinity Investments, LLC an entity controlled by James Walter Sr.

(3)
Consists of 10,000,000 stock options pursuant to the Company’s 2007 Stock Option Plan, 1,800,000 warrants, and 23,959,031 shares of common stock issued in the name of Mr. Durdin and 100,000 shares of common stock issued in the name of S. Durdin Insurance Agency, Inc, an entity of which Mr. Durdin is the controlling person.

4)	Consists of options pursuant to the Company’s 2007 Stock Option Plan.

(5)
Consists of 2,750,000 stock options pursuant to the Company’s 2007 Stock Option Plan, 37,950,000 warrants to purchase shares of the Company’s common stock issued pursuant to a Global Financing Agreement and 304,453,457 shares of common stock that have been issued to Carr Miller Capital, LLC and which are beneficially owned by Mr. Miller as a principal of Carr Miller Capital, LLC.

(6)	Consists of 250,000 stock options pursuant to the Company’s 2007 Stock Option Plan and 20,250,000 shares of Common Stock.

(7)	Consists of 250,000 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Other than as disclosed below, none of the following persons have, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

☐	Any person proposed as a nominee for election as a director;

☐	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

☐	Any of our promoters;

☐	Any relative or spouse of any of the foregoing persons who has the same house as such person.

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

On April 2, 2009, pursuant to the recommendation of the Company’s Compensation Committee, the Company increased the base salary of its Chief Executive Officer, Steven Durdin, to $250,000 a year. Mr. Durdin has agreed that the Company shall only pay such portion of the base salary, as increased, permitted by the Company’s current cash flow.  Any balance thereof shall be accrued until the Company has sufficient positive cash flow to allow an additional payment of Mr. Durdin’s base salary.  The Company also issued 20 shares of the Company’s Series D to Mr. Durdin. On April 21, 2009, upon the increase in the Company’s authorized common stock from 600,000,000 to 1,000,000,000 shares, the 40 shares of Series D Preferred Stock automatically converted into 40,000,000 shares of common stock, which were issued on April 22, 2009.The increase in Mr. Durdin’s base salary, as well as the issuance of Series D to Mr. Durdin are in consideration for his extensive efforts extended in relation to the completion of the drilling on the Wells and for his continued efforts in preparation for other drilling activities in the Illinois Basin.

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

In February through June 2009, the Company borrowed an aggregate of $1,140,000 from Carr Miller and issued promissory notes that provided for interest at 10% per annum with a maturity dates in February through June of 2011. These notes represent the first and second tranche and part of the third tranche of the Additional Funding per the GFA. In the event these notes are unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. Interest expense on these notes was recorded for the year ended December 31, 2009 in the amount of $89,520 In July 2009, one of the notes was amended to change $25,000 of the note from being designated as Additional Funding per the GFA to being designated for general and operating expenses. In exchange, the lender received shares of the Company’s common stock equal to ten times the numerical dollars of the amended amount. The 250,000 shares were issued in July 2009.

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

On July 16, 2009, the Company borrowed $15,000 from Carr Miller and issued a promissory note that provided for interest at 10% per annum with a maturity date of July 16, 2011. This note represents part of the third tranche of the Additional Funding per the GFA. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount.

On July 28, 2009, the Company borrowed $370,000 from Carr Miller and issued a promissory note that provided for interest at 10% per annum with a maturity date of July 28, 2011. This note represents final part of the third tranche of the Additional Funding per the GFA and includes $36,789 for unpaid interest as required under a promissory note with Carr Miller dated December 16, 2008. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount.

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

The following table presents fees for professional services rendered by our auditors for the calendar years 2009 and 2008:

Services Performed	2009	2008
Audit Fees	$325,000	$451,000
Audit-Related Fees	$-	51,000
Tax Fees	$25,000	39,000
All Other Fees	-	-
Total Fees	$350,000	$541,000

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Exhibits and Index of Exhibits
Exhibit No.	Identification of Exhibit

2.1	Exchange Agreement dated December 15, 2005 (1)

2.2	Amended Exchange Agreement dated December 15, 2005 (1)

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment dated November 8, 1982 (1)

3.3	Certificate of Amendment to Articles of Incorporation dated May 29, 1987 (1)

3.4	Articles of Amendment dated December 4, 1987 (1)

3.5	Certificate of Amendment dated February 25, 1999 (1)

3.6	Certificate of Amendment dated January 11, 2006 (1)

3.7	By-Laws dated January 25, 2006 (1)

4.1	Form of Specimen of Common Stock (1)

10.1	Agreement between Epicenter Oil & Gas and Indigo-Energy, Inc. dated March 26, 2009 (1)

10.2	Promissory Note dated October 10, 2009 in favor of Oliver/Polycomp

10.3	Promissory Note Extension dated December 2009 in favor of Janelle M. Anderson

10.4	Global Financing Agreement between Carr Miller Capital, LLC and Indigo-Energy, Inc. (1)

10.5	Global Financing Agreement Extension between Carr Miller Capital, LLC and Indigo-Energy, Inc. dated February 22, 2010

10.6	Memorandum of Understanding by and among Indigo-Energy, Inc., Epicenter Oil & Gas LLC and Reef, LLC dated March 17, 2010

10.7	Agreement with consultant dated March 24, 2010

10.8	Agreement between Everett Miller and Indigo-Energy, Inc. dated March 25, 2010

31.1	Sarbanes Oxley Section 302 Certification

31.2	Sarbanes Oxley Section 302 Certification

32.1	Sarbanes Oxley Section 906 Certification

32.2	Sarbanes Oxley Section 906 Certification

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

NAME	TITLE	DATE
/s/ Steven Durdin	Chief Executive Officer, President and Director	April 15, 2010
Steven Durdin

/s/ Stanley L. Teeple	Chief Financial Officer and Director	April 15, 2010
Stanley L. Teeple

/s/ Everett Miller Everett Miller	Chief Operating Officer and Director	April 15, 2010

/s/Hercules Pappas	Director	April 15, 2010
Hercules Pappas

/s/Brad Hoffman	Director	April 15, 2010
Brad Hoffman

Exhibits and Index of Exhibits
Exhibit No.	Identification of Exhibit

2.1	Exchange Agreement dated December 15, 2005 (1)

2.2	Amended Exchange Agreement dated December 15, 2005 (1)

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment dated November 8, 1982 (1)

3.3	Certificate of Amendment to Articles of Incorporation dated May 29, 1987 (1)

3.4	Articles of Amendment dated December 4, 1987 (1)

3.5	Certificate of Amendment dated February 25, 1999 (1)

3.6	Certificate of Amendment dated January 11, 2006 (1)

3.7	By-Laws dated January 25, 2006 (1)

4.1	Form of Specimen of Common Stock (1)

10.1	Agreement between Epicenter Oil & Gas and Indigo-Energy, Inc. dated March 26, 2009 (1)

10.2	Promissory Note dated October 10, 2009 in favor of Oliver/Polycomp

10.3	Promissory Note Extension dated December 2009 in favor of Janelle M. Anderson

10.4	Global Financing Agreement between Carr Miller Capital, LLC and Indigo-Energy, Inc. (1)

10.5	Global Financing Agreement Extension between Carr Miller Capital, LLC and Indigo-Energy, Inc. dated February 22, 2010

10.6	Memorandum of Understanding by and among Indigo-Energy, Inc., Epicenter Oil & Gas LLC and Reef, LLC dated March 17, 2010

10.7	Consulting Agreement with J. Cory Martelli dated March 24, 2010

10.8	Agreement between Everett Miller and Indigo-Energy, Inc. dated March 25, 2010

31.1	Sarbanes Oxley Section 302 Certification

31.2	Sarbanes Oxley Section 302 Certification

32.1	Sarbanes Oxley Section 906 Certification

32.2	Sarbanes Oxley Section 906 Certification

 (1) Previously filed.