Form 10-Q
period 2010-03-31
Indigo-Energy, Inc.
filed 2010-05-17
CIK 356870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 13, 2010
Common stock, $.001 par value	845,981,985

TABLE OF CONTENTS

i

PART I     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Index to Financial Statements

Condensed Balance Sheets (Unaudited)	F–1

Condensed Statements of Operations (Unaudited)	F–2

Condensed Statements of Cash Flows (Unaudited)	F–3

Notes to Unaudited Condensed Financial Statements	F–4

INDIGO-ENERGY, INC.
Condensed Balance Sheets
(Unaudited)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash	$281,812	$411,042
Accounts receivable	10,341	7,960
Prepaid expenses	14,429	9,825
Deferred loan costs, net	50,000	-
Deferred loan costs, net - related party	285,000	-

Total current assets	641,582	428,827

Proved oil and gas properties, net	420,612	426,635
Unproved oil and gas properties	4,011,837	3,743,736

Total oil and gas properties, net	4,432,449	4,170,371

Other assets
Deferred loan costs, net - related party	-	498,319

Total assets	$5,074,031	$5,097,517

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$3,650,023	$3,617,056
Accounts payable and accrued expenses - related party	70,000	493,569
Liability due to operator	67,177	83,767
Notes payable, net of discount	992,431	1,218,334
Notes payable, net of discount - related party	-	375,000
Convertible notes, net of discount	666,667	666,667
Current portion of long term notes payable - related party	-	987,761
Derivative liability	1,146,330	310,789
Obligation to former noncontrolling interest	-	262,660
Obligation to former noncontrolling interest - related party	-	329,984

Total current liabilities	6,592,628	8,345,587

Long term liabilities
Liability due to operator	391,147	382,621
Accrued interest - related party	11,634	426,129
Notes payable, net of discount - related party	4,503,774	2,656,543
Asset retirement obligation	296,845	290,580
Obligation to former noncontrolling interest	-	239,220
Obligation to former noncontrolling interest - related party	-	300,536

Total long term liabilities	5,203,400	4,295,629

Total liabilities	11,796,028	12,641,216

Commitments and contingencies	-	-

Stockholders' deficit
Common stock; $0.001 par value; 1,000,000,000 shares authorized; 822,050,406 and 700,251,299 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	822,050	700,251
Additional paid-in capital	77,912,754	73,800,774
Accumulated deficit	(85,456,801)	(82,044,724)

Total stockholders' deficit	(6,721,997)	(7,543,699)

Total liabilities and stockholders' deficit	$5,074,031	$5,097,517

See notes to these condensed financial statements.

INDIGO-ENERGY, INC.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2010	2009
		Restated

Revenues	$30,372	$74,818
Revenues - related party	-	19,271

Net revenues	30,372	94,089

Operating expenses
Operating expenses	16,950	19,840
Operating expenses - related party	-	5,604
Depletion	6,024	16,720
General and administrative - related party	65,000	2,065,000
General and administrative	503,422	498,417

Total operating expenses	591,396	2,605,581

Loss from operations	(561,022)	(2,511,492)

Other income (expenses)
Interest and forbearance expense, net	(376,857)	(177,989)
Interest expense, net - related party	(666,842)	(497,913)
Loss on settlement of payable	(625,990)	-
Loss on extinguishment of debt	(182,277)	-
Loss on extinguishment of debt - related party, net	(318,418)	-
(Loss) gain on derivative (restated)	(579,409)	499,909
Excess derivative value expense	(101,260)	-

Total other expense, net (restated)	(2,851,053)	(175,993)

Net loss (restated)	$(3,412,077)	$(2,687,485)

Basic and diluted loss per common share (restated)	$-	$-

Basic and diluted weighted average common shares outstanding	728,550,876	570,920,743

See notes to these condensed financial statements.

INDIGO-ENERGY, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2010	2009
		Restated

Cash flows from operating activities
Net loss (restated)	$(3,412,077)	$(2,687,485)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation for consulting services	65,000	-
Stock warrants issued - related party	-	2,020,000
Amortization of deferred loan costs	234,151	3,333
Amortization of deferred loan costs - related party	213,318	7,295
Amortization of discount on notes	45,797	25,613
Amortization of discount on notes - related party	384,084	168,328
Amortization of discount on convertible notes	-	71,424
Depletion expense	6,024	16,720
Share-based interest expense - related party	-	198,000
Loss on settlement of payable	625,990	-
Loss on extinguishment of debt	182,277	-
Loss on extinguishment of debt - related party	318,418	-
Loss (gain) on deravitive (restated)	579,409	(499,909)
Excess derivative value expense	101,260	-
Settlement expense	-	28,578
Settlement expense - related party	-	35,903
Changes in assets and liabilities
Accounts receivable	(2,381)	127,949
Accounts receivable - related party	-	(3,149)
Prepaid expenses	(3,508)	24,776
Accounts payable and accrued expenses	12,030	(81,173)
Accounts payable and accrued expenses - related party	37,712	190,931
Obligation to former noncontrolling interest	16,727	(88,640)
Obligation to former noncontrolling interest - related party	13,314	(111,360)
Asset retirement obligation	6,265	45,695

Net cash used in operating activities	(576,190)	(507,171)

Cash flows from investing activities
Tangible and intangible drilling costs for oil and gas properties	(302,540)	(792,283)

Net cash used in investing activities	(302,540)	(792,283)

Cash flows from financing activities
Proceeds from issuance of debt	-	25,000
Proceeds from issuance of debt - related party	75,000	725,000
Proceeds from issuance of convertible debt	624,500	-
Proceeds from issuance of convertible debt - related party	50,000	-

Net cash provided by financing activities	749,500	750,000

Net (decrease) in cash	(129,230)	(549,454)

Cash, beginning of period	411,042	625,222

Cash, end of period	$281,812	$75,768

See notes to these condensed financial statements.

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed financial statements included herein have been prepared by Indigo-Energy, Inc. (the “Company” or “Indigo”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature except the modification of certain notes payable that were accounted for as a Troubled Debt Restructuring (see Note 4) and in 2009, the modification of certain notes payable that were accounted for as a Troubled Debt Restructuring. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2010. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2010.

For comparability purposes, certain figures for the prior periods have been reclassified where appropriate to conform to the financial statements presentation used in the current reporting period.  These reclassifications have no effect on the reported net loss, except as may be disclosed in Note 2.

Selected Accounting Policies

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management periodically reviews its estimates, including those related to the determination of proved reserves, well completion percentage under the drilling program, estimates of future dismantlement costs, estimates of average expected life and annual forfeitures of stock options and warrants, estimates of fair market value of debt used in evaluating whether the accounting for debt modifications should be accounted for as a troubled debt restructuring or as an extinguishment or modification of debt, estimates for the liability for variable conversion features on its convertible debt, estimates of future cash flows in valuing oil and gas properties, income taxes and litigation and estimates of the fair value of the derivatives associated with some of our warrants and certain non-employee stock options. Actual results could differ from those estimates.

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

Based on this analysis and after the consideration of the applicable accounting guidance, management concluded that the modifications and exchanges of certain debt instruments with related parties were deemed to be TDRs.  Please see Note 4.

Cash

Cash includes cash on hand. The Company did not have any cash equivalents during the three months ended March 31, 2010 and the year ended December 31, 2009.

Valuation of Derivative Instruments

US GAAP requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants and non-employee stock-options to determine whether they should be considered a derivative liability and subject to re-measurement at their fair value. In estimating the appropriate fair value, the Company uses a Black-Scholes option pricing model. At March 31, 2010, the Company adjusted its derivative liability to its fair value, and reflected the net increase in the obligation of $835,541.

Fair Value Measurements

The Company applies the fair value hierarchy as established by US GAAP.  Assets and liabilities recorded at fair value in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure the fair value as follows.

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

The following table summarizes fair value measurements by level at March 31, 2010 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash	$281,812	$-	$-	$281,812
Convertible notes, net of discount	-	-	(666,667)	(666,667)
Derivative liability	-	-	(1,146,330)	(1,146,330)

Derivative liability was valued under the Black-Scholes model, with the following assumptions:

Risk free interest rate	0.4
Expected life	0.08 to 7.59 years
Dividend yield	0%
Volatility	170% to 181%

The following tables provides a reconciliation between beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3):

	Derivative	Notes Payable,
	Liability	Net of Discount

Balance at December 31, 2009	$(310,789)	$(2,796,528)

Additions to liability	(775,760)	-
Subtractions from liability	519,628	2,129,861
Loss included in earnings	(579,409)	-

Balance at March 31, 2010	$(1,146,330)	$(666,667)

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

At March 31, 2010 and 2009, the Company had outstanding instruments convertible into 90,585,714 and 92,966,667 shares of common stock, respectively, that were anti-dilutive.

Reclassifications

Certain amounts reported in the prior periods have been reclassified to conform to the current period’s presentation.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that we expect to have a material impact on our financial statements.

NOTE 2 - RESTATEMENT TO PRIOR QUARTER CONSOLIDATED FINANCIAL STATEMENTS

This restatement is to correct an error in the application of certain accounting principles related to the issuance of some of the Company’s previously issued and vested non-employee stock options and warrant transactions resulting from the Global Settlement Agreement with the former partners of Indigo-Energy Partners, LP in prior periods. These vested non-employee options and warrants were previously recorded in equity.  Due to the Company having other instruments outstanding that were convertible into an indeterminate number of shares of common stock at the grant date of the vested non-employee options and warrants, these options and warrants should have been classified as liabilities. The net effect of the restatement on the balance sheet as of March 31, 2009 is not material.

The net effect of the restatement related to valuation adjustments of the derivative liabilities on the consolidated statements of operations for the three months ended March 31, 2009 is as follows:

	Reported		Restated
	For the		For the
	Three Months		Three Months
	Ended		Ended
	March 31,	Effect of	March 31,
	2009	Restatement	2009

Other income (expenses)
Gain on derivative	$-	$499,909	$499,909

Total other expense, net	(675,902)	499,909	(175,993)

Net loss	$(3,187,394)	$499,909	$(2,687,485)

Basic and diluted loss per common share	$(0.01)	$0.01	$-

The net effect of the restatement on the consolidated statements of cash flows for the three months ended March 31, 2009 was a decrease in net loss of $499,909 and an increase in gain on derivative of $499,909 resulting in no change to our previously reported cash used in operations, investing, or financing activities.

NOTE 3 - OIL AND GAS PROPERTIES

Oil and Gas Operations in Appalachian Basin

Indigo-Energy Partners, LP (“Indigo LP”)

Prior to March 31, 2008, the Company owned a 50% ownership interest in Indigo LP, which was consolidated with the Company. On March 31, 2008, the Company entered into a Global Settlement Agreement with all the other partners of Indigo LP pursuant to which the Company acquired the remaining 50% partnership interests from the other partners in exchange for 1) an aggregate monthly cash payment of $50,000 for a period of 36 months for a total amount of $1,800,000, which will be allocated proportionately to each of the other partners based on their respective ownership interest in Indigo LP, and 2) the Company’s issuance of three warrants to each of the other partners for each dollar they originally invested, which resulted in the issuance of warrants to purchase a total of 13,200,000 shares of the Company’s common stock to all of the other partners at an exercise price of $0.25 per share (“Indigo LP Settlement Warrants”). These warrants vested on October 1, 2008 and will expire seven years from the grant date.

The Company commenced the required monthly payments of $50,000 in January 2009 and has paid an aggregate amount of $450,000.  On February 26, 2010, the Company settled the remaining monthly payments aggregating $1,350,000 by issuing 54,000,000 shares of the Company’s common stock at $0.025 per share, a 50% discount to the closing share price on the date of the agreement. The shares were issued in March 2010.

Oil and Gas Interests and Operations

On April 2, 2008, the Company entered into a Modification and Settlement Agreement with TAPO Energy, LLC (“TAPO”) to settle its obligation due to TAPO in the amount of $671,598. Under the terms of the settlement agreement, the Company assigned all of its rights to receive revenue from the five TAPO wells for a period equal to the later of 48 months (commencing January 2008) or until the obligation to TAPO has been satisfied (“the Assignment Period”). Upon expiration of the Assignment Period, all rights assigned to TAPO will automatically revert back to the Company and a new carried interest in the five TAPO wells will be assigned to the Company. As a result of the settlement agreement, the Company’s obligation due to TAPO was reduced by $156,677 in 2008 and by $48,533 in 2009 and by $8,064 in 2010 to $458,324 as of March 31, 2010 due to the application of the Company’s revenue from the five TAPO wells against the Company’s settlement obligation due to TAPO.

Oil and Gas Operations in Illinois Basin

In November 2008, the Company commenced its drilling program with Epicenter in the Dubois Field located in the Illinois Basin in southern Indiana. The drilling program was funded through the Global Financing Agreement (“GFA”) by Carr Miller Capital, LLC (“Carr Miller” or “CMC”), a related party, (See Carr Miller Modification and Consolidation Agreement – Note 4). As of March 31, 2010, the Company has incurred $4,011,837 of costs related to the drilling program which are recorded as unproved property costs at March 31, 2010.

In April 2009 the Company commenced testing operations on the completed wells within the Dubois field of the Illinois basin.  The wells were expected to have a high water cut, which is natural for the horizons drilled in the Illinois basin, and pumps were sourced and installed upon well completion meeting those specifications.  Unfortunately, the water cut was significantly less and the amount of gas flowing significantly higher on a percentage basis.  This change resulted in the pump failing, as without the high water cut it was unable to operate properly.  On February 16, 2010, the Company completed the installation of a new well pump system. On March 4, 2010 the Company completed required high pressure tests on the transmission lines from the wells.  The Company still needs approval by the utilities regulatory commission before production can commence.

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

Summary

Oil and gas properties consisted of the following:

	March 31,	December 31,
	2010	2009
Acquisition, exploration and development costs	$13,778,246	$13,510,144
Impairment charge	(8,992,130)	(8,992,130)
Depletion	(353,667)	(347,643)
Total	$4,432,449	$4,170,371

A significant portion of the Company’s oil and gas assets in the Illinois Basin are subject to mechanics’ liens filed by certain oil and gas subcontractors (see Note 6 – Commitments and Contingencies – Not Disclosed Elsewhere).

NOTE 4 - NOTES PAYABLE

Convertible Notes - Series 1

In return for $400,000 received in 2006, we issued convertible notes. The notes had maturity dates three years from the date of issuance and bore interest at 8% per annum. The notes provided that the 8% interest is due and payable only if the trading price of our stock fell below $0.15625 in a given month, whereby we would then be responsible for paying interest on the outstanding balance of the notes for that month.  On October 1, 2008, upon the adoption of FASB ASC 470-20-65 and FASB ASC 480-10, the Company recorded an additional liability for variable conversion features on the notes and a corresponding discount in the amount of $266,667. As of March 31, 2010, the Company has recorded $95,783 of accrued interest on the remaining $400,000 of notes that are outstanding as a result of the stock price falling below $0.15625. As of March 31, 2010, the Company has failed to pay obligations on this series of notes, and as such, was in default on the obligations.

Other Convertible Notes

In March 2010, the Company borrowed $674,500 from various lenders, of which $50,000 was due from an entity controlled by Jim Walter, Jr., a related party, and issued promissory notes that provided for interest at 9% per annum on $424,500 of notes and 12% per annum on $250,000 of notes, with a maturity dates in March 2011. The lenders have the option to convert the principal and then outstanding interest at $0.025 per share of common stock prior to April 1, 2010 and $0.05 per share of common stock between April 1, 2010 and the due date of the notes. Within thirty days of the funding of the loan, the lender is also to receive shares of the Company’s common stock equal to ten times and four times the numerical dollars of the principal of the loan on $424,500 and $250,000 of notes, respectively. The shares were issued in March 2010. At the option of the Company, the due date of the notes may be extended for one year. If the notes are extended, the Company shall make an interest payment equal to the accrued interest payable at the due date. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount and on $424,500 of notes the Company will be required to issue 5,000,000 shares per note of the Company’s common stock within thirty days of default, and on $250,000 of notes the Company will be required to pay a late payment penalty of $3,000 every 60 days after the due date until the obligation is paid. In March 2010, lenders holding an aggregate of $424,500 of notes converted their notes into 16,980,000 shares of the Company’s common stock. The shares were issued in March 2010.

We valued the 5,245,000 shares issued with the notes at $284,150 based on our stock trading price on the dates of the promissory notes and recorded the amount to deferred loan fees. For the three months ended March 31, 2010, we recorded amortization of deferred loan fees in the amount of $234,150.

Since other outstanding convertible notes were potentially convertible into an unlimited number of shares that could exceed the Company’s authorized shares, the Company recorded a derivative liability related to the conversion feature of the new notes. Upon the issuance of the convertible notes, the Company has ascribed a value of the derivative liability in the amount of $775,760 of which $101,260 exceeded the total proceeds of the notes and has been recognized as excess derivative value expense.

Notes - Series 2

On February 26, 2010, the lenders on this series of notes agreed to settle all outstanding obligations amounting to $207,276, which includes $82,276 of accrued interest, on this series of notes, of which $124,212, which includes $49,212 of accrued interest, is due to the Braatz family, a related party, in exchange for 5,000,000 shares of the Company’s common stock. The shares were issued in March 2010. For the three months ending March 31, 2010, the Company recorded a loss on extinguishment of debt in the amount of $46,683, of which $30,582 is due to a related party.

Promissory Notes

Note Payable 1

On October 15, 2008, the Company entered into a settlement agreement on a promissory note in the amount of $450,000 whereby the parties agreed that 1) the total due to the lender is $450,000 of principal plus $46,250 of accrued interest, late charges, and net royalty interests; 2) the principal will accrue simple interest at 15% per annum via monthly payments of $5,625 commencing October 15th until paid; 3) if any monthly interest payment is not paid by the 25th of the month, a one-time late payment penalty of $250 will be applied and accrued; 4) the lender waives forever any and all claim against the revenues, ownership, net royalty interest and any claim against Indigo No. 3 well; 5) in the event that Indigo does not pay the balance by October 15, 2009 and the agreement is not automatically renewed per item 7 below, or Indigo declares bankruptcy, the lender’s rights to the net revenue interest in Indigo No. 3 well will revert to 100% for the life of the well; 6) the lender releases Indigo, its officers, directors and agents from any liability arising out of the replacement of this settlement agreement and terminating all prior agreements and notes including any and all defaults, fees, penalties and interest on any notes as well as any other claims that the lender may have against Indigo; and 7) this initial term is for one-year commencing October 15, 2008 and will automatically renew from year to year under the same terms and conditions unless terminated by either party after the initial term or payment in full of the balance. The note automatically renewed on October 15, 2009. As of March 31, 2010, the Company has not made six of the required monthly payments of $5,625 aggregating $33,750 which are included in accounts payable and accrued expenses. The note includes a clause, in the event of default, giving the Maker an option to accelerate the note and cause it to be immediately due on demand. On April 20, 2010, the lender agreed to settle all outstanding obligations in exchange for 10,000,000 shares of the Company’s common stock. The shares were issued in April 2010.

Note Payable 2 – Related Party

On January 19, 2007, we borrowed $200,000 from the Braatz Family, who became a related party in October 2008. On March 15, 2008, the Company entered into a Modification and Settlement Agreement with the noteholders whereby the Company was released from all its obligations under the original promissory note. Under the settlement agreement, since the Company did not pay the principal amount of the original note plus a 10% penalty fee on or before May 1, 2008 (“Due Date”), the Company was required to issue to the noteholder one share of its common stock for every dollar of the principal and penalty then outstanding for every month past the Due Date on which the note principal and penalty charge remain unpaid. In July 2009, the Company paid the lender the 10% penalty fee of $20,000 required by the Modification and Settlement Agreement. For the three months ended March 31, 2010, the Company has issued 400,000 penalty shares to the noteholder which were valued at $14,000 and recorded as interest expense. On February 26, 2010, the lender agreed to settle all outstanding obligations amounting to $200,000 in exchange for 8,000,000 shares of the Company’s common stock. The shares were issued in March 2010. For the three months ending March 31, 2010, the Company recorded a loss on extinguishment of debt, related party, in the amount of $200,000.

Note Payable 5

On February 15, 2007, we borrowed $100,000 from an individual lender and issued a promissory note.  On March 15, 2008, the Company entered into a Modification and Settlement Agreement with the note holder whereby the Company was released from all its obligations under the original promissory note. Under the Modification and Settlement Agreement, since the Company did not pay the principal amount of the original note plus a 10% penalty fee on or before May 1, 2008 (“Due Date”), the Company was required to issue to the note holder one share of its common stock for every dollar of the principal and penalty then outstanding for every month past the Due Date on which the note principal and penalty charge remain unpaid. For the three months ended March 31, 2010, the Company has issued 220,000 penalty shares to the noteholder which were valued at $7,700 and recorded as interest expense. On February 26, 2010, the lender agreed to settle all outstanding obligations amounting to $110,000, which includes $10,000 of accrued interest, in exchange for 4,400,000 shares of the Company’s common stock. The shares were issued in March 2010. For the three months ending March 31, 2010, the Company recorded a loss on extinguishment of debt in the amount of $110,000.

Other Promissory Notes

In 2007, we borrowed $165,000 from various individual lenders and issued promissory notes. In February and March 2010, the lenders holding notes aggregating $75,000 agreed to settle all outstanding obligations including $40,857 of accrued interest, in exchange for 3,000,000 shares of the Company’s common stock. The shares were issued in March 2010. For the three months ending March 31, 2010, the Company recorded a loss on extinguishment of debt in the amount of $34,143. As of March 31 and May 17, 2010 the Company was in default on $90,000 of these notes.

On March 18, 2009, the Company borrowed $125,000 from two lenders, of which $100,000 was due to James C. Walter, Sr., a related party, and issued promissory notes that provided for interest at 12% per annum with a maturity date of December 23, 2009. On February 26, 2010, a lender holding a note in the amount of $100,000 agreed to settle all outstanding obligations including $12,164 of accrued interest in exchange for 4,000,000 shares of the Company’s common stock. The shares were issued in March 2010. For the three months ending March 31, 2010, the Company recorded a loss on extinguishment of debt, related party, in the amount of $87,836. On March 25, 2010, the lender holding a note in the amount of $25,000 agreed to settle all outstanding obligations amounting to $27,967 in exchange for 1,000,000 shares of the Company’s common stock. The shares were issued in April 2010. For the three months ending March 31, 2010, the Company recorded a loss on extinguishment of debt in the amount of $22,033.

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

We valued the 1,000,000 shares issued with the note at $40,000 based on our stock trading price on the date of the promissory note. We allocated the proceeds from issuance of the note and common stock based on the proportional fair value for each item. Consequently, we recorded a discount of $37,000 on the promissory notes, which is being amortized over the term of the note. For the three months ended March 31, 2010, amortization of the discount amounted to $9,009, which was recorded as interest expense. The Company also recorded an additional interest expense of $11,250 during 2010 which was accrued at March 31, 2010.

Carr Miller Modification and Consolidation Agreement – Related Party

As of December 31, 2009 the Company had obligations due to Carr Miller aggregating $7,246,218 under multiple agreements, the details of which are included in our Form 10-K for the year ended December 31, 2009 filed on April 15, 2010.  Prior to the Modification and Consolidation Agreement discussed below, the Company recognized amortization and interest related to these Carr Miller obligations totaling $716,867 for the three months ended March 31, 2010.

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

This transaction has been accounted for as a Troubled Debt Restructuring (“TDR”).  The transaction was determined to be a TDR based on the creditor being deemed to have granted a concession since the debtor’s effective borrowing rate on the restructured debt is less than the effective borrowing rate of the old debt immediately prior to the restructuring. In addition, on the modification date it was determined that the total future cash payments under the terms of the modified note were greater than the carrying amount of the original note. Accordingly, the effects of the restructuring were accounted for prospectively from the time of the restructuring, and the difference between the total future cash payments under the terms of the modified note and the carrying amount of the original note were amortized to interest expense. Accordingly, the Company recorded interest expense in the amount of $14,018 for the three months ending March 31, 2010.

Additionally, on March 12, 2010, the Parties agreed to enter into a Global Financing Agreement Extension, whereby CMC’s commitment to provide the Company with the remaining funding shall be extended to June 30, 2010. In satisfaction of its commitment under the GFA, CMC shall, prior to June 30, 2010, have the option to (a) return an aggregate of 15,000,000 shares of the Company’s common stock currently registered under CMC’s name to the Company for cancellation; (b) cancel and forgive certain debts owed by the Company to CMC in the amount of $1,500,000; or (c) provide the Company with the remaining funding as set forth under the December 2008 GFA.

Summary

The following summarizes the Company’s notes and loan payable as of March 31, 2010:

Instrument	Maturity Dates	Principal Amount Owed	Debt Discount	Amount Reflected on Balance Sheet
Convertible Notes
Convertible Notes Series 1	September-October 2009	$666,667	$-	$666,667
Other Convertible Notes	March 2011	250,000	(250,000)	-
Non-Convertible Notes
Note Payable 1	October 2010	428,370	-	428,370
Other Promissory Notes	January 2008 - Dec. 2010	590,000	(25,939)	564,061
Long-Term Notes Payable - related party	March 2014	8,376,169	(3,872,395)	4,503,774

Total		$10,311,206	$(4,148,334)	$6,162,872

		Less long-term portion		4,503,774
		Current portion		$1,659,098

The current portion is reflected in the balance sheet as follows:
	March 31,	December 31,
	2010	2009
Notes payable, net	$992,431	$1,218,334
Notes payable, net – related party	-	375,000
Convertible notes, net	666,667	666,667
Current portion of long term notes payable – related party	-	987,761
	$1,659,098	$3,247,762

NOTE 5 - STOCKHOLDERS’ EQUITY - NOT DISCLOSED ELSEWHERE

Common Stock

In February 2010, the Company issued 803,137 shares of common stock for legal services performed in 2009 valued at $0.02 per share.

Shares Issued Pursuant to Various Consulting Agreements

On January 5, 2010, the Company entered into an agreement with a consultant to provide various services including assisting in the development of the Company’s Strategic Marketing and Business Plan. As compensation, the consultant will be reimbursed for all approved business-related expenses. In addition, within thirty days of this agreement, the Company was required to issue to the consultant 1,000,000 shares of its restricted common stock. The term of this agreement is three months commencing January 1, 2010. The shares were issued in March 2010. For the three months ending March 31, 2010, the Company recorded $60,000 of general and administrative expenses.

On March 24, 2010, the Company entered into an agreement with a consultant to provide various services including assisting in the raising short and long-term financing and the development of the Company’s Strategic Marketing and Business Plan. As compensation, the consultant will be reimbursed for all approved business-related expenses. In addition, the consultant will receive a consulting fee of $20,000 for each three month period. In addition, within thirty days of this agreement, the Company was required to issue to the consultant 250,000 shares of its restricted common stock. The shares were issued in April 2010. The term of this agreement is three months commencing March 1, 2010 and shall automatically renew for subsequent three month terms unless terminated with 30 days notice by either party. For the three months ending March 31, 2010, the Company recorded $11,666 of general and administrative expenses.

NOTE 6 - COMMITMENTS AND CONTINGENCIES - NOT DISCLOSED ELSEWHERE

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

 As of August 2008 the Company was in default on all of its insurance policies including, but not limited to, its policies covering general and excess liability, directors and officers, errors and omissions, as well as sudden and accidental coverage on the wells. The occurrence of an uninsured event which may result in financial damage to the Company could have a material adverse effect on our financial condition and results of operations. Management intends to have all of these policies reinstated. On September 18, 2008, the Company obtained a new policy for directors and officers insurance and was current on this policy through September 17, 2009. As of May 17, 2010, most policies have not been reinstated, and management is unaware of any uninsured event which may result in financial damages to the Company.

Other

On May 6, 2009, Akerman Construction Co., Inc. (“Akerman”), a subcontractor of Epicenter, filed a Mechanic’s Lien against Indigo and two other parties on the four wells drilled by the subcontractor on the Dubois Field of Indiana (see Oil and Gas Operations in Illinois Basin section under Note 3) for claims aggregating $875,969, due to Epicenter’s failure to pay obligations for the drilling costs.  The Company has engaged counsel to resolve these lien claims, which were still pending as of May 17, 2010.

On May 12, 2009, M&M Pump & Supply, Inc. (“M&M”), a subcontractor of Epicenter, filed a Mechanic’s Lien against Indigo, Epicenter and four other parties on the four wells drilled on the Dubois Field of Indiana (see Oil and Gas Operations in Illinois Basin section under Note 3) for claims aggregating $125,160, due to Epicenter’s failure to pay obligations for the drilling costs.  The Company has engaged counsel to resolve these lien claims, which were still pending as of May 17, 2010.

NOTE 7- GOING CONCERN

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

The Company plans to raise funds from private offerings of equity and debt securities in addition to expected revenue from its gas wells in order to fund its operations through March 31, 2011. The Company will need to raise additional funds in the event it locates additional prospects for acquisition, experiences cost overruns at its current prospects, or fails to generate projected revenues.

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

NOTE 8 - RELATED PARTY TRANSACTIONS - NOT DISCLOSED ELSEWHERE

On March 25, 2010, the Company entered into an agreement with Everett Miller to provide various services including assisting in the raising short and long-term financing, the development of the Company’s Strategic Marketing and Business Plan, and other duties in his role as Chief Operating Officer. As compensation, Everett Miller will be reimbursed for all approved business-related expenses. In addition, he will receive an annual consulting fee of $250,000, which will be phased in accordance with available cash flow and operational considerations. The term of this agreement is six months commencing April 1, 2010 and shall automatically renew for subsequent three month terms unless terminated with 30 days notice by either party.

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

The Company has enjoyed substantial progress in development of its strategic operating plan as developed at the last shareholders meeting.  We had set target goals in three specific areas: (1) new drilling and operating wells; (2) improving our balance sheet and improving our cash flow; and (3) securing sufficient capital to move the Company forward through a combination of debt and equity instruments.

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

•
As to balance sheet improvements, we have restructured a number of toxic promissory notes, worked out settlements with 2 of our 3 operating drillers to improve cash flow, and converted a number of notes to equity at a favorable exchange rate.  In the first quarter of 2010 the Company also did a roll up of 18 promissory notes of varying terms into a single longer term note with a 2 year window until first payments.  Additionally the almost half-million dollar obligation to Indigo-Energy LP’s 14 partners was converted to equity.

•
Regarding the search for partnership in development of additional drilling opportunities, the Company is in various stages of securing commitments to follow the successful Dubois drilling program with similar programs as well as the acquisition of a current operating field.

The Company needs to raise significant funds for future drilling and operating costs. Any fundraising conducted by the Company will most likely result in the issuance of additional shares of common stock which will dilute the ownership interests of the Company’s current shareholders. The Company’s expectation of its cash needs is approximately $9,400,000 to fund its current obligations under the various agreements to which the Company is a party.

During the next 12 months, we do not anticipate any significant changes in the number of our employees other than to add adequate field operating personnel to enable us to monitor and further develop our drilling and operating opportunities.

Results of Operations for the Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

We incurred a net loss for the three months ended March 31, 2010 in the amount of $3,412,077 compared to a net loss of $2,687,485 for the three months ended March 31, 2009. The increase in net loss of $724,592 was primarily attributable to a $1,994,995 decrease in general and administrative expenses offset by an increase of $367,797 in interest and forbearance expense, an increase of $625,990 in loss on settlement of payables, an increase of $500,695 on loss on extinguishment of debt, an increase of $1,079,318 in loss on derivative and an increase of $101,260 in excess derivative value expense.

Revenues

We had revenue in the amount of $30,372 for the three months ended March 31, 2010 compared to $94,089 for the three months ended March 31, 2009. The decrease in revenue of $63,717 was primarily attributable to reduced oil and gas production as well as a decrease in the demand and pricing for gas from the operating wells.

Depletion Expense

We recorded a depletion expense on our proved properties of $6,024 for the three months ended March 31, 2010 compared to $16,720 for the three months ended March 31, 2009. The decrease of $10,696 in depletion expense was primarily due to our reduced oil and gas production as well as our decreased oil and gas carrying costs at March 31, 2010.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2010 was $568,422 compared to $2,563,417 for the three months ended March 31, 2009. The decrease of $1,944,995 in general and administrative expenses was primarily due to a decrease in professional fees to a related party of $2,000,000. General and administrative expenses of $568,422 for the three month ended March 31, 2010 were primarily comprised of $136,000 of consulting fees and $341,653 of accounting and auditing fees.

Interest and Forbearance Expense

Interest expense for the three months ended March 31, 2010 was $1,043,699 compared to $675,902 for the three months ended March 31, 2009.  Interest expense of $1,043,699 for the three months ended March 31, 2010 was primarily comprised of $447,469 on amortization of deferred loan fees and $544,348 of interest on various notes payable, including amortization of discounts on the notes.

Loss on the Settlement of Payable

Loss on the settlement of payable for the three months ended March 31, 2010 was $625,990 compared to $0 for the three months ended March 31, 2009.  The loss related to the settlement of accounts payable through the exchange of common stock.

Loss on Extinguishment of Debt

Loss on the extinguishment of debt for the three months ended March 31, 2010 was $500,695 compared to $0 for the three months ended March 31, 2009.  The loss was the result of extinguishment of notes payable and other debt through the exchange of common stock.

Gain / Loss on Derivative

We incurred a loss on derivative in the amount of $579,409 for the three months ended March 31, 2010 compared to a gain on derivative in the amount of $499,909 for the three months ended March 31, 2009. The change in value is a result of the change in the quoted market price for our common stock partially offset by the shortening of the remaining term for conversion.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of our common stock and the use of convertible debt. As of March 31, 2010 we had a cash balance of $281,812.

We require a minimum of approximately $9,400,000 for the next 12 months, which includes approximately $700,000 to pay for our outstanding professional fees, $1,600,000 to pay for outstanding drilling costs to various drillers, $1,700,000 to pay our notes payable obligations, including convertible notes as well as $300,000 to pay accrued interest, and $500,000 fund other operating costs. In addition to the minimum amount required, the Company expects to spend an additional $4,600,000 for drilling activities. Moreover, in the event we locate additional prospects for acquisition, experience cost overruns at our current prospects or fail to generate projected revenues, we will also need additional funds during the next month. We currently do not have sufficient resources to fund our current operations or capital calls, pay our debts and other liabilities, and operate at our current levels for the next twelve months. Accordingly, we need to raise additional funds through sales of our securities or otherwise, immediately.

If we are unable to obtain additional funds on terms favorable to us, if at all, we may be required to delay, scale back or eliminate some or all of our exploration and well development programs and may be required to relinquish our interest in one or more of our projects or, in the extreme case, cease operations.

Critical Accounting Estimates

There have been no material changes in our critical estimates from those contained in our Form 10-K for the year ended December 31, 2009 filed on April 15, 2010.

Off Balance Sheet Reports

The Company had no off balance sheet transactions during the quarter ended March 31, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

There have been no significant changes in our market risks since the year ended December 31, 2009. For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on April 15, 2010.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2010.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure

Material Weaknesses

In our Form 10-K for the fiscal year ended December 31, 2009 under Item 9-A- Controls and Procedures, we identified material weaknesses in our system of internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the fiscal quarter ending March 31, 2010.

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

On July 30, 2009, Akerman filed a Complaint against the Company for Breach of Contract and to Foreclose Mechanic’s Lien.  On September 14, 2009, Akerman filed a Motion for Leave to Amend its complaint seeking judgment against the defendants, jointly and severally, in the sum of $875,969, plus interest thereon as well as reasonable attorney’s fees and costs of action.  The complaint further seeks an order foreclosing the plaintiff’s mechanic’s lien on the Wells and an order for the sale of the defendant’s interest therein, the improvements thereon and the defendant’s leasehold mineral interest to satisfy the amounts allegedly owing and due to Akerman.  Such Motion for Leave to Amend the complaint was granted on September 14, 2009.

The Company has engaged counsel to resolve the above claims and a trial date has been set for December 2010.

On May 12, 2009, M&M Pump & Supply, Inc., a subcontractor of Epicenter, filed a Mechanic’s Lien against Indigo, Epicenter and four other parties on the four wells drilled on the Dubois Field of Indiana for claims aggregating $125,160.  Such claim was predicated on Epicenter’s failure to pay obligations for the drilling costs.  The Company has engaged counsel to resolve these lien claims.  To date, no further action has been taken by M&M Pump & Supply Co.

Our address for service of process in Nevada is 2857 Sumter Valley Dr., Henderson, NV 89052.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In February and March 2010, the Company issued 7,488,914 shares of common stock to settle outstanding professional fees in the amount of $166,063.

In March 2010, the Company issued 5,245,000 shares of common stock as part of the consideration for convertible promissory notes previously issued by the Company in the amount of $674,500.

In March 2010, the Company issued 16,980,000 shares of common stock to convert convertible promissory notes previously issued by the Company in the amount of $424,500.

In March 2010, the Company issued 8,376,169 shares of common stock as part of the consideration for the modification and consolidation of promissory notes previously issued by the Company in the amount of $7,321,218.

In March 2010, the Company issued 520,000 shares of common stock for promissory note penalties.

In March 2010, the Company issued 24,400,000 shares of common stock to settle promissory notes previously issued by the Company in the amount of $600,000.

In March 2010, the Company issued 54,000,000 shares of common stock to settle the Company’s outstanding obligation to the former partners of Indigo-Energy Partners, LP in the amount of $1,350,000.

In March 2010, the Company issued 1,000,000 shares of common stock as part of the consideration for a consulting agreement.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As of May 10, 2010, the Company was in default of the following senior securities:

Name of Debtor	Type of Obligation	Principal Amount	Amount Outstanding As of May 10, 2010

Convertibles Note - Series 1
James Walgreen	Promissory Note	$300,000	$371,673
Mary Walgreen	Promissory Note	$100,000	$124,110

Other Promissory Notes
Antoinette Davis	Promissory Note	$25,000	$26,267
Robert Rosania	Promissory Note	$25,000	$35,452
Raymond & Gerri Garonski	Promissory Note	$40,000	$65,611

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

On May 12, 2010, the Company entered into a non-exclusive Strategic Finder’s Fee Agreement (the “Finder’s Agreement”) with Brad Hoffman, a director for the Company.  Pursuant to the terms of the Finder’s Agreement, Mr. Hoffman was engaged to assist the Company in seeking funds necessary for the Company to execute its business plan.

In consideration for the services rendered by Mr. Hoffman, the Company has agreed to pay a fee equal to ten percent (10%) of the gross amounts raised by Mr. Hoffman and actually received by the Company.  In addition, the Company has agreed to grant Mr. Hoffman one share of the Company’s common stock for every ten dollars ($10) in equity, debt or both, raised by him.

The Finder’s Agreement has a term of six (6) months commencing on the date of the execution of such agreement and thereafter, shall continue month-to-month until terminated.  After expiration of the initial six (6) month period, the Finder’s Agreement may be terminated by either party, with or without cause, upon thirty (30) days’ notice of termination to the other party.

ITEM 6.	EXHIBITS

Exhibit No.	Identification of Exhibit

3.1	Articles of Incorporation*

3.2	By-Laws*

10.1	Strategic Finder’s Fee Agreement between Indigo-Energy, Inc. and Brad Hoffman dated May 12, 2010

31.1	Sarbanes Oxley Section 302 Certification

31.2	Sarbanes Oxley Section 302 Certification

32.1	Sarbanes Oxley Section 906 Certification

32.2	Sarbanes Oxley Section 906 Certification

*	Previously filed

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

INDIGO-ENERGY, INC.

By:	/s/ Steven P. Durdin
Steven P. Durdin
President and Chief Executive Officer

Date: May 17, 2010

Exhibit Index

Exhibit No.	Identification of Exhibit

3.1	Articles of Incorporation*

3.2	By-Laws*

10.1	Strategic Finder’s Fee Agreement between Indigo-Energy, Inc. and Brad Hoffman dated May 12, 2010

31.1	Sarbanes Oxley Section 302 Certification

31.2	Sarbanes Oxley Section 302 Certification

32.1	Sarbanes Oxley Section 906 Certification

32.2	Sarbanes Oxley Section 906 Certification

* Previously filed