Form 10-Q
period 2010-06-30
Indigo-Energy, Inc.
filed 2010-08-16
CIK 356870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:_________________ to: ________________

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 13, 2010
Common stock, $.001 par value	891,193,045

i

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Index to Financial Statements

Condensed Balance Sheets (Unaudited)	F–1
Condensed Statements of Operations (Unaudited)	F–2
Condensed Statements of Cash Flows (Unaudited)	F–3
Notes to Unaudited Condensed Financial Statements	F–4

INDIGO-ENERGY, INC.
Condensed Balance Sheets
 (Unaudited)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash	$127,028	$411,042
Accounts receivable	2,955	7,960
Prepaid expenses	5,697	9,825
Deferred loan costs, net	101,250	-

Total current assets	236,930	428,827

Proved oil and gas properties, net	412,914	426,635
Unproved oil and gas properties	4,232,946	3,743,736

Total oil and gas properties, net	4,645,860	4,170,371

Other assets
Deferred loan costs, net - related party	-	498,319

Total assets	$4,882,790	$5,097,517

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$3,121,302	$3,617,056
Accounts payable and accrued expenses - related party	112,500	493,569
Liability due to operator	67,177	83,767
Notes payable, net of discount	548,244	1,218,334
Notes payable, net of discount - related party	-	375,000
Convertible notes, net of discount	766,667	666,667
Current portion of long term notes payable - related party	-	987,761
Derivative liability	525,754	310,789
Obligation to former noncontrolling interest	-	262,660
Obligation to former noncontrolling interest - related party	-	329,984

Total current liabilities	5,141,644	8,345,587

Long term liabilities
Liability due to operator	373,673	382,621
Accrued interest - related party	81,435	426,129
Notes payable, net of discount - related party	4,587,879	2,656,543
Asset retirement obligation	303,109	290,580
Obligation to former noncontrolling interest	-	239,220
Obligation to former noncontrolling interest - related party	-	300,536

Total long term liabilities	5,346,096	4,295,629

Total liabilities	10,487,740	12,641,216

Commitments and contingencies	-	-

Stockholders' deficit
Common stock; $0.001 par value; 2,000,000,000 shares authorized;
881,193,045 and 700,251,299 issued and outstanding at June 30, 2010
and December 31, 2009, respectively	881,193	700,251
Additional paid-in capital	79,476,413	73,800,774
Accumulated deficit	(85,962,556)	(82,044,724)

Total stockholders' deficit	(5,604,950)	(7,543,699)

Total liabilities and stockholders' deficit	$4,882,790	$5,097,517

See notes to these condensed financial statements.

INDIGO-ENERGY, INC.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		Restated		Restated

Revenues	$99,599	$15,487	$129,971	$90,305
Revenues - related party	-	-	-	19,271

Net revenues	99,599	15,487	129,971	109,576

Operating expenses
Operating expenses	26,538	16,725	43,488	36,565
Operating expenses - related party	-	-	-	5,604
Depletion	7,698	10,749	13,722	27,469
General and administrative - related party	297,500	80,000	362,500	2,145,000
General and administrative	329,160	386,876	832,582	895,921

Total operating expenses	660,896	494,350	1,252,292	3,110,559

Loss from operations	(561,297)	(478,863)	(1,122,321)	(3,000,983)

Other income (expenses)
Interest and forbearance expense, net	(280,683)	(149,411)	(657,540)	(324,067)
Interest expense, net - related party	(153,905)	(407,591)	(820,747)	(898,209)
Loss on settlement of payable	(146,172)	-	(772,162)	-
Loss on extinguishment of debt	(230,594)	-	(412,871)	-
(Loss) gain on extinguishment of debt - related party, net	-	119,500	(318,418)	119,500
Gain on derivative (restated)	876,708	170,921	297,299	670,830
Excess derivative value expense	(9,811)	-	(111,071)	-

Total other expense, net	55,543	(266,581)	(2,795,510)	(431,946)

Net loss	$(505,754)	$(745,444)	$(3,917,831)	$(3,432,929)

Basic and diluted loss per common share	$-	$-	$-	$(0.01)

Basic and diluted weighted average common shares outstanding	835,129,687	666,511,629	782,234,146	618,980,249

See notes to these condensed financial statements.

INDIGO-ENERGY, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2010	2009
		Restated
Cash flows from operating activities
Net loss (restated)	$(3,917,831)	$(3,432,929)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation for consulting services	252,500	-
Stock warrants issued - related party	-	2,020,000
Amortization of deferred loan costs	355,350	6,667
Amortization of deferred loan costs - related party	213,318	31,260
Amortization of discount on notes	54,980	42,973
Amortization of discount on notes - related party	468,188	338,709
Amortization of discount on convertible notes	100,000	152,770
Depletion expense	13,722	27,469
Share-based interest expense - related party	-	198,000
Loss on settlement of payable	772,162	-
Loss on extinguishment of debt	412,871	-
(Gain) loss on extinguishment of debt - related party	318,418	(119,500)
Gain on deravitive (restated)	(297,299)	(670,830)
Excess derivative value expense	111,071	-
Settlement expense	-	2,246
Settlement expense - related party	-	2,822
Changes in assets and liabilities
Advances to related party	-	(425)
Accounts receivable	5,005	183,816
Accounts receivable - related party	-	13,570
Prepaid expenses	9,825	98,283
Accounts payable and accrued expenses	(169,798)	(4,773)
Accounts payable and accrued expenses - related party	150,015	410,543
Obligation to former noncontrolling interest	16,727	(88,640)
Obligation to former noncontrolling interest - related party	13,314	(111,360)
Asset retirement obligation	12,529	51,390
Net cash used in operating activities	(1,104,933)	(847,939)
Cash flows from investing activities
Tangible and intangible drilling costs for oil and gas properties	(540,581)	(792,283)
Net cash used in investing activities	(540,581)	(792,283)
Cash flows from financing activities
Proceeds from issuance of debt	-	25,000
Proceeds from issuance of debt - related party	75,000	990,000
Proceeds from issuance of convertible debt	1,136,500	-
Proceeds from issuance of convertible debt - related party	150,000	-
Net cash provided by financing activities	1,361,500	1,015,000
Net (decrease) in cash	(284,014)	(625,222)
Cash, beginning of period	411,042	625,222

Cash, end of period	$127,028	$-

See notes to these condensed financial statements.

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed financial statements included herein have been prepared by Indigo-Energy, Inc. (the “Company” or “Indigo”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature, except the modification of certain notes payable that were accounted for as a Troubled Debt Restructuring (see Note 4) and in 2009, the modification of certain notes payable that were accounted for as a Troubled Debt Restructuring. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2010. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or for the entire fiscal year ending December 31, 2010.

For comparability purposes, certain figures for the prior periods have been reclassified where appropriate to conform to the financial statements presentation used in the current reporting period.  These reclassifications have no effect on the reported net loss, except as disclosed in Note 2.

Selected Accounting Policies

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management periodically reviews its estimates, including those related to the determination of proved reserves, well completion percentage under the drilling program, estimates of future dismantlement costs, estimates of average expected life and annual forfeitures of stock options and warrants, estimates of fair market value of debt used in evaluating whether the accounting for debt modifications should be accounted for as a troubled debt restructuring or as an extinguishment or modification of debt, estimates for the liability for variable conversion features on its convertible debt, estimates of future cash flows in valuing oil and gas properties, income taxes and litigation and estimates of the fair value of the derivatives associated with some of our warrants, certain non-employee stock options, and convertible debt instruments. Actual results could differ from those estimates.

Management believes that it is reasonably possible the following material estimates affecting the financial statements could significantly change in the coming year: (1) estimates of proved gas reserves and (2) estimates as to the expected future cash flows from proved gas properties (3) estimates of the fair value of the derivatives associated with certain warrants, non-employee stock options, and convertible debt instruments.

Cash

Cash includes cash on hand. The Company did not have any cash equivalents during the six months ended June 30, 2010 and the year ended December 31, 2009.

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

The following table summarizes fair value measurements by level at June 30, 2010 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash	$127,028	$-	$-	$127,028
Convertible notes, net of discount	-	-	(766,667)	(766,667)
Derivative liability	-	-	(525,754)	(525,754)

Derivative liability was valued under the Black-Scholes model, with the following assumptions:

Risk free interest rate	0.4%
Expected life	0.08 to 7.34 years
Dividend yield	0%
Volatility	170% to 181%

The following tables provides a reconciliation between beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3):

		Notes
		Payable,
	Derivative	Net of
	Liability	Discount

Balance at December 31, 2009	$(310,789)	$(2,796,528)

Additions to liability	(1,285,746)	(500,000)
Subtractions from liability	773,482	2,529,861
Gain included in earnings	297,299	-

Balance at June 30, 2010	$(525,754)	$(766,667)

Recent Accounting Pronouncements

There are no recent accounting pronouncements that we expect to have a material impact on our financial statements.

NOTE 2 - RESTATEMENT TO PRIOR CONSOLIDATED FINANCIAL STATEMENTS

This restatement is to correct an error in the application of certain accounting principles related to the issuance of some of the Company’s previously issued and vested non-employee stock options and warrant transactions resulting from the Global Settlement Agreement with the former partners of Indigo-Energy Partners, LP which occurred during prior periods. These vested non-employee options and warrants were previously recorded in equity.  Due to the Company having other instruments outstanding that were convertible into an indeterminate number of shares of common stock at the grant date of the vested non-employee options and warrants, these options and warrants should have been classified as liabilities. The net effect of the restatement on the balance sheet as of June 30, 2009 is not material.

The net effect of the restatement related to valuation adjustments of the derivative liabilities on the consolidated statements of operations for the three months ended June 30, 2009 is as follows:

	Reported		Restated
	For the		For the
	Three Months		Three Months
	Ended		Ended
	June 30,	Effect of	June 30,
	2009	Restatement	2009
Other income (expenses)
Gain on derivative	$-	$170,921	$170,921

Total other expense, net	(437,502)	170,921	(266,581)

Net loss	$(916,365)	$170,921	$(745,444)

Basic and diluted loss per common share	$-	$-	$-

The net effect of the restatement related to valuation adjustments of the derivative liabilities on the consolidated statements of operations for the six months ended June 30, 2009 is as follows:

	Reported		Restated
	For the		For the
	Six Months		Six Months
	Ended		Ended
	June 30,	Effect of	June 30,
	2009	Restatement	2009
Other income (expenses)
Gain on derivative	$-	$670,830	$670,830

Total other expense, net	(1,102,776)	670,830	(431,946)

Net loss	$(4,103,759)	$670,830	$(3,432,929)

Basic and diluted loss per common share	$(0.01)	$-	$(0.01)

The net effect of the restatement on the consolidated statements of cash flows for the six months ended June 30, 2009 was a decrease in net loss of $670,830 and an increase in gain on derivative of $670,830 resulting in no change to our previously reported cash used in operations, investing, or financing activities.

NOTE 3 - OIL AND GAS PROPERTIES

Oil and gas properties consisted of the following:

	June 30,	December 31,
	2010	2009
Acquisition, exploration and development costs	$13,999,355	$13,510,144
Impairment charge	(8,992,130)	(8,992,130)
Depletion	(361,365)	(347,643)
Total	$4,645,860	$4,170,371

A significant portion of the Company’s oil and gas assets located in the Illinois Basin are subject to mechanics’ liens filed by certain oil and gas subcontractors.

NOTE 4 - NOTES PAYABLE

We have significant notes payable obligations with various parties, the additional details of which are included in the financial statements and the notes thereto included in the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2010.

Convertible Notes - Series 1

As of June 30, 2010, the Company has $666,667 of convertible notes, which includes $266,667 of liability for variable conversion features on the notes, and $114,324 of accrued interest which is recorded in accounts payable and accrued expenses. The convertible notes were originally due in September and October of 2009. As of June 30, 2010, the Company has failed to pay its obligations on this series of notes, and as such, was in default on the obligations.

Other Convertible Notes

In March 2010, the Company borrowed $674,500 from various lenders, of which $50,000 was due to an entity controlled by James Walter, Jr., a related party, and issued promissory notes in the amount of $424,500 with interest at 9% per annum, and promissory notes in the amount of $250,000 with interest at 12% per annum.  These promissory notes have a maturity date of March 2011. Under the terms of these promissory notes, the lenders have the option to convert the principal and then outstanding interest thereon at a conversion rate of $0.025 per share of common stock prior to April 1, 2010, and $0.05 per share of common stock between April 1, 2010 and the due date of the notes. Within thirty days of the funding of the loan, the lender is also entitled to receive shares of the Company’s common stock equal to ten times and four times, respectively, of the numerical dollars of the principal of such promissory notes. The shares were issued in March 2010. At the option of the Company, the due date of the notes may be extended for one year on an aggregate of $424,500 of notes. If the notes are extended, the Company shall make an interest payment equal to the accrued interest payable at the due date. In the event the notes are unpaid within ten days of their maturity date, the Company will incur a late charge equal to 10% of the amount outstanding on the notes and on $424,500 of notes the Company will be required to issue 5,000,000 shares of the Company’s common stock per note within thirty days of default, and on $250,000 of notes the Company will be required to pay a late payment penalty of $3,000 for every 60 days after the due date until the obligation is paid. In March 2010, lenders holding an aggregate of $424,500 of notes converted their notes into 16,980,000 shares of the Company’s common stock. The shares were issued in March 2010. As of June 30, 2010, $250,000 of these notes was still outstanding.

In April, May and June 2010, the Company borrowed $612,000 from various lenders, of which $100,000 was due to James C. Walter, Sr., a related party, and issued promissory notes that provided for interest at 9% per annum on $412,000 of notes and 12% per annum on $200,000 of notes, with a maturity dates in April, May and June 2011. The lenders have the option to convert the principal and then outstanding interest at between $0.015 and $0.030 per share of common stock, depending on the particular note, prior to approximately one month from the date of the note and between $0.04 and $0.05 per share of common stock, depending on the particular note, after approximately one month from the date of the note until the due date of the notes. Within thirty days of the funding of the loan, the lender is also entitled to receive shares of the Company’s common stock equal to between zero and ten times, depending on the particular note, the numerical dollars of the principal of the loan. The shares were issued in April, May and June 2010. At the option of the Company, the due date of the notes may be extended for one year on an aggregate of $412,000 of notes. If the notes are extended, the Company shall make an interest payment equal to the accrued interest payable at the due date. In the event the notes are unpaid within ten days of their maturity date, the Company will incur a late charge equal to 10% of the amount outstanding on the notes and on $577,000 of notes the Company will be required to issue 5,000,000 shares per note of the Company’s common stock within thirty days of default, and on $35,000 of notes the Company will be required to pay a late payment penalty of $3,000 for every 60 days after the due date until the obligation is paid. In May and June 2010, lenders holding an aggregate of $362,000 of notes converted their notes into 17,983,333 shares of the Company’s common stock. The shares were issued in May and June 2010. As of June 30, 2010, $250,000 of these notes was still outstanding.

We valued the 9,750,000 shares issued with the notes at $456,600 based on our stock trading price on the dates of the promissory notes and recorded the amount to deferred loan fees. For the six months ended June 30, 2010, we recorded amortization of deferred loan fees in the amount of $355,350.

Since other outstanding convertible notes were potentially convertible into an unlimited number of shares that could exceed the Company’s authorized shares, the Company recorded a derivative liability related to the conversion feature of the new notes. Upon the issuance of the convertible notes, the Company has ascribed a value of the derivative liability in the amount of $1,285,746 of which $111,072 exceeded the total proceeds of the notes and has been recognized as excess derivative value expense.

Notes - Series 2

On February 26, 2010, the lenders on this series of notes agreed to settle all outstanding obligations amounting to $207,276, which includes $82,276 of accrued interest, of which $124,212, which includes $49,212 of accrued interest, is due to the Braatz family, a related party, in exchange for 5,000,000 shares of the Company’s common stock. The shares were issued in March 2010. For the six months ending June 30, 2010, the Company recorded a loss on extinguishment of debt in the amount of $42,721, of which $25,788 was due to a related party.

Promissory Notes

Note Payable 1

On April 20, 2010, the lender on this note agreed to settle all outstanding obligations amounting to $428,370, which includes $100,317 of accrued interest, in exchange for 15,000,000 shares of the Company’s common stock, 10,000,000 of which are to be issued within 14 days of the agreement and 5,000,000 of which were to be issued on or before June 30, 2010. The 10,000,000 shares were issued in April 2010 and 5,000,000 shares were issued in June 2010. For the six months ending June 30, 2010, the Company recorded a loss on extinguishment of debt in the amount of $221,313.

Note Payable 2 – Related Party

On February 26, 2010, the lender, a related party, agreed to settle all outstanding obligations amounting to $200,000 in exchange for 8,000,000 shares of the Company’s common stock. The shares were issued in March 2010. For the six months ending June 30, 2010, the Company recorded a loss on extinguishment of debt to a related party, in the amount of $200,000, and issued 400,000 penalty shares to the noteholder which were valued at $14,000 and recorded as an interest expense.

Note Payable 5

On February 26, 2010, the lender agreed to settle all outstanding obligations amounting to $110,000, which includes $10,000 of accrued interest, in exchange for 4,400,000 shares of the Company’s common stock. The shares were issued in March 2010. For the six months ending June 30, 2010, the Company recorded a loss on extinguishment of debt in the amount of $110,000, and issued 220,000 penalty shares to the noteholder, which were valued at $7,700 and recorded as an interest expense.

Other Promissory Notes

In 2007, we borrowed $165,000 from various individual lenders and issued promissory notes. In February and March 2010, lenders holding notes in the aggregate amount of $75,000 agreed to settle all outstanding obligations, including $40,857 of accrued interest, in exchange for 3,000,000 shares of the Company’s common stock. The shares were issued in March 2010. In May 2010, a lender holding a note in the amount of $25,000 agreed to settle all outstanding obligations including $1,719 of accrued interest, in exchange for 900,000 shares of the Company’s common stock. The shares were issued in May 2010. For the six months ending June 30, 2010, the Company recorded a loss on extinguishment of debt in the amount of $43,424. As of June 30, 2010, the Company was in default on $65,000 of these notes.

On March 18, 2009, the Company borrowed $125,000 from two lenders, of which $100,000 was due to James C. Walter, Sr., a related party. During the first quarter of 2010, the lenders agreed to settle all outstanding obligations including $15,131 of accrued interest in exchange for 5,000,000 shares of the Company’s common stock. The shares were issued in March and April of 2010. For the six months ending June 30, 2010, the Company recorded a loss on extinguishment of debt in the amount of $109,869, of which $87,836 was ascribed to a related party.

On December 10, 2009, the Company borrowed $500,000 from an individual lender and issued promissory notes that provided for interest at 9% per annum with a maturity date of December 10, 2010. As part of consideration for the note, the Company issued 1,000,000 shares of its common stock to the lender. These shares were issued in December 2009. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount, and issue 5,000,000 shares within 30 days of default. In the event of default, up to 50% of the net revenue in the Company’s 4-well DuBois drilling program which is actually received by the Company, net of expenses, liens, and related obligations, shall be used to repay any remaining balance due under this note and at the option of the Maker, can be accelerated and due on demand.

We valued the 1,000,000 shares issued with the note at $40,000 based on our stock trading price on the date of the promissory note. We allocated the proceeds from the issuance of the note and common stock based on the proportional fair value for each item. Consequently, we recorded a discount of $37,000 on the promissory notes, which is being amortized over the term of the note. For the six months ended June 30, 2010, amortization of the discount amounted to $18,193, which was recorded as interest expense. The Company also recorded an additional interest expense of $22,500 during 2010 which was accrued at June 30, 2010.

Carr Miller Modification and Consolidation Agreement – Related Party

As of December 31, 2009 the Company had obligations due to Carr Miller Capital, LLC (“Carr Miller”) aggregating $7,246,218 under multiple agreements previously entered into with Carr Miller, the details of which are included in our Form 10-K for the year ended December 31, 2009 filed on April 15, 2010.  Prior to the Modification and Consolidation Agreement discussed below, the Company recognized amortization and interest related to these Carr Miller obligations totaling $716,867 for the six months ended June 30, 2010.

On March 12, 2010, the Parties agreed to enter into a Global Financing Agreement Extension with Carr Miller, whereby Carr Miller’s commitment to provide the Company with the remaining funding shall be extended to June 30, 2010. In satisfaction of its commitment under the GFA, Carr Miller shall, prior to June 30, 2010, have the option to (a) return an aggregate of 14,250,000 shares of the Company’s common stock currently registered under Carr Miller’s name to the Company for cancellation; (b) cancel and forgive certain debts owed by the Company to Carr Miller in the amount of $1,425,000; or (c) provide the Company with the remaining funding as set forth under the December 2008 GFA. On July 30, 2010, Carr Miller agreed to return the 14,250,000 shares of the Company’s common stock and the Parties agreed that Carr Miller will return the shares no later than September 30, 2010.

Additionally, on March 25, 2010, the Company entered into a Modification and Consolidation Agreement with Carr Miller whereby all outstanding Carr Miller promissory notes in the aggregate principal amount of $7,321,218, plus all accrued interest and penalties thereon, were consolidated into one new promissory note (“New Note”). The New Note has a principal amount of $8,376,169 and states that commencing March 25, 2012, the Company is required to make equal monthly installment payments of principal and interest on the note. The New Note has a maturity date of March 25, 2014 and bears interest at the rate of 10% per annum. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount. As an inducement to enter into the Modification and Consolidation Agreement, within thirty days of the agreement, the lender is also to receive one share of the Company’s common stock for every dollar of the principal amount of the loan.  In accordance therewith, Carr Miller was issued 8,376,169 shares of the Company’s common stock in March 2010.

This transaction has been accounted for as a Troubled Debt Restructuring (“TDR”).  The transaction was determined to be a TDR based on the creditor being deemed to have granted a concession since the debtor’s effective borrowing rate on the restructured debt is less than the effective borrowing rate of the old debt immediately prior to the restructuring. In addition, on the modification date it was determined that the total future cash payments under the terms of the modified note were greater than the carrying amount of the original note. Accordingly, the effects of the restructuring were accounted for prospectively from the time of the restructuring, and the difference between the total future cash payments under the terms of the modified note and the carrying amount of the original note were amortized to interest expense. Accordingly, the Company recorded interest expense in the amount of $98,125 for the six months ending June 30, 2010.

Summary

The following summarizes the Company’s notes and loan payable as of June 30, 2010:

Instrument	Maturity Dates	Principal Amount Owed	Debt Discount	Amount Reflected on Balance Sheet
Convertible Notes
Convertible Notes Series 1	September - October 2009	$666,667	$-	$666,667
Other Convertible Notes	March - June 2011	500,000	(400,000)	100,000
Non-Convertible Notes
Other Promissory Notes	January 2008 - December 2010	565,000	(16,756)	548,244
Long-Term Notes Payable
- related party	March 2014	8,376,169	(3,788,290)	4,587,879

Total		$10,107,836	$(4,205,046)	$5,902,790
	Less long-term portion			4,587,879
	Current portion			$1,314,911

The current portion is reflected in the balance sheet as follows:

	June 30,	December 31,
	2010	2009
Notes payable, net	$548,244	$1,218,334
Notes payable, net – related party	-	375,000
Convertible notes, net	766,667	666,667
Current portion of long term notes payable – related party	-	987,761
	$1,314,911	$3,247,762

NOTE 5 - STOCKHOLDERS’ EQUITY - NOT DISCLOSED ELSEWHERE

Common Stock

In February 2010, the Company issued 803,137 shares of common stock for legal services performed in 2009 valued at $0.02 per share.

On February 26, 2010, the Company settled the remaining monthly payments to the partners of Indigo-Energy Partners, LP aggregating $1,350,000 by issuing 54,000,000 shares of the Company’s common stock at $0.025 per share, a 50% discount to the closing share price on the date of the agreement. The shares were issued in March 2010.

On June 17, 2010, the Company issued 250,000 shares of common stock to certain of its board members, Brad Hoffman, Everett Miller and Hercules Pappas. The shares were valued based on the closing price of the Company’s common stock on the date of issuance resulting in a compensation expense of $22,500 for the six months ended June 30, 2010.

During the six months ended June 30, 2010, the Company issued an aggregate of 19,029,107 shares of common stock to settle outstanding professional fees.

Shares Issued Pursuant to Various Consulting Agreements

On January 5, 2010, the Company entered into an agreement with a consultant to provide various services in exchange for 1,000,000 shares of its restricted common stock. The term of this agreement is three months commencing January 1, 2010. The shares were issued in March 2010. For the six months ending June 30, 2010, the Company recorded $60,000 of general and administrative expenses related to such issuance.

On March 24, 2010, the Company entered into an agreement with a consultant to provide various services in exchange for a consulting fee of $20,000 for each three month period and 250,000 shares of its restricted common stock. The shares were issued in April 2010. The term of this agreement is three months commencing March 1, 2010 and shall automatically renew for subsequent three month terms unless terminated with 30 days notice by either party. For the six months ending June 30, 2010, the Company recorded $35,000 of general and administrative expenses.

On April 20, 2010, the Company entered into an agreement with a consultant to provide various services in exchange for a consulting fee of $500 per month and 100,000 shares of its restricted common stock. The shares were issued in April 2010. The term of this agreement is three months commencing April 21, 2010 and shall automatically renew month to month unless terminated with 30 days notice by either party. For the six months ending June 30, 2010, the Company recorded $6,000 of general and administrative expenses related thereto.

NOTE 8 - GOING CONCERN

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

The Company plans to raise funds from private offerings of equity and debt securities in addition to expected revenue from its gas wells in order to fund its operations through June 30, 2011. The Company will need to raise additional funds in the event it locates additional prospects for acquisition, experiences cost overruns at its current prospects, or fails to generate projected revenues.

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

NOTE 8 - RELATED PARTY TRANSACTIONS - NOT DISCLOSED ELSEWHERE

On March 25, 2010, the Company entered into an agreement with Everett Miller to provide various services including assisting in the raising short and long-term financing, the development of the Company’s Strategic Marketing and Business Plan, and other duties in his role as Chief Operating Officer. As compensation, Everett Miller will be reimbursed for all approved business-related expenses. In addition, he will receive an annual consulting fee of $250,000, which will be phased in, in accordance with available cash flow and operational considerations. The term of this agreement is six months commencing April 1, 2010 and shall automatically renew for subsequent three month terms unless terminated with 30 days notice by either party. For the six months ended June 30, 2010, the company recorded compensation expense and a corresponding accrued expense in the amount of $62,500.

On June 15, 2010, the Company entered into an agreement with Infinity Investments, LLC (“Infinity”), an entity controlled by James Walter, Jr., to provide various services including assisting in the raising of short and long-term financing, and acting as a liaison with key shareholders and investors of the Company. As compensation, Infinity will be reimbursed for all approved business-related expenses. In addition, Infinity will receive 10,000,000 of the Company’s restricted common stock. The shares were issued in June 2010. The term of this agreement is six months commencing April 1, 2010. For the six months ended June 30, 2010, the company recorded compensation expense in the amount of $150,000.

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

The Company has enjoyed substantial progress in development of its strategic operating plan as developed at the last shareholders’ meeting.  We had set target goals in three specific areas: (1) new drilling and operating wells; (2) improving our balance sheet and improving our cash flow; and (3) securing sufficient capital to move the Company forward through a combination of debt and equity instruments.

•
In new well development, our hub and spoke gas well is in the final stages of completion.  We have connected the wells to the gas cleaning plant which is also connected to the purchasing pipeline. We believe this well is within weeks of production and early indications are very promising. Also in the Dubois field in the Illinois basin, we have successfully drilled a vertical oil well which is just coming into production and is generating revenue.

•
As to balance sheet improvements, we have restructured a number of toxic promissory notes, worked out settlements with 2 of our 3 operating drillers to improve cash flow, and converted a number of notes to equity at a favorable exchange rate.  The Company continues to restructure notes and obligations to favorable longer term liabilities.

•
Regarding the search for partnership in development of additional drilling opportunities, the Company is in various stages of securing commitments to follow the successful Dubois drilling program with similar programs as well as the potential acquisition of a current operating field.

The Company needs to raise significant funds for future drilling and operating costs. Any fundraising conducted by the Company will most likely result in the issuance of additional shares of common stock which will dilute the ownership interests of the Company’s current shareholders. The Company’s expectation of its cash needs is approximately $9,000,000 to fund its current obligations under the various agreements to which the Company is a party.

During the next 12 months, we do not anticipate any significant changes in the number of our employees other than to add adequate field operating personnel to enable us to monitor and further develop our drilling and operating opportunities.

Results of Operations for the Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

We incurred a net loss for the six months ended June 30, 2010 in the amount of $3,917,831 compared to a net loss of $3,432,929 for the six months ended June 30, 2009. The increase in net loss of $484,902 was primarily attributable to a $1,845,839 decrease in general and administrative expenses offset by an increase of $256,011 in interest and forbearance expense, an increase of $772,162 in loss on settlement of payables, an increase of $850,789 on loss on extinguishment of debt, an increase of $373,531 in loss on derivatives and an increase of $111,071 in excess derivative value expense.

Revenues

We had revenue in the amount of $129,971 for the six months ended June 30, 2010 compared to $109,576 for the six months ended June 30, 2009. The increase in revenue of $20,395 was primarily attributable to the commencement of production on the DuBois wells which was offset by reduced oil and gas production as well as a decrease in the demand and pricing for gas from the Company’s other operating wells.

Depletion Expense

We recorded a depletion expense on our proved properties of $13,722 for the six months ended June 30, 2010 compared to $27,469 for the six months ended June 30, 2009. The decrease of $13,747 in depletion expense was primarily due to our reduced oil and gas production, as well as a decrease in oil and gas carrying costs at June 30, 2010.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2010 was $1,195,082 compared to $3,040,921 for the six months ended June 30, 2009. The decrease of $1,845,839 in general and administrative expenses was primarily due to a $2,000,000 decrease in professional fees to a related party. General and administrative expenses of $1,195,082 for the six months ended June 30, 2010 were primarily comprised of $451,499 of consulting fees, $347,205 of accounting and auditing fees, and $118,417 of salaries.

Interest and Forbearance Expense

Interest expense for the six months ended June 30, 2010 was $1,478,287 compared to $1,222,276 for the six months ended June 30, 2009.  Interest expense of $1,478,287 for the six months ended June 30, 2010 was primarily comprised of $568,668 on amortization of deferred loan fees and $852,178 of interest on various notes payable, including amortization of discounts on the notes.

Loss on the Settlement of Payable

Loss on the settlement of payable for the six months ended June 30, 2010 was $772,162 compared to $0 for the six months ended June 30, 2009.  The loss related to the settlement of accounts payable through the exchange of common stock.

Loss on Extinguishment of Debt

Loss on the extinguishment of debt for the six months ended June 30, 2010 was $731,289 compared to a gain on extinguishment of debt in the amount of $119,500 for the six months ended June 30, 2009.  The loss was the result of extinguishment of notes payable and other debt through the exchange of common stock.

Gain / Loss on Derivative

We incurred a gain on derivatives in the amount of $297,299 for the six months ended June 30, 2010 compared to a gain on derivative in the amount of $670,830 for the six months ended June 30, 2009.  The change in value is a result of the change in the quoted market price for our common stock partially offset by the shortening of the remaining term for conversion.

Results of Operations for the Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

We incurred a net loss for the three months ended June 30, 2010 in the amount of $505,754 compared to a net loss of $745,444 for the three months ended June 30, 2009. The decrease in net loss of $239,690 was primarily attributable to an $876,708 increase in gain on derivatives and a $122,414 decrease in interest and forbearance expense, offset by a $159,784 increase in general and administrative expenses, a $146,172 increase in loss on settlement of payables, and an increase of $350,094 on net loss on extinguishment of debt.

Revenues

We had revenue in the amount of $99,599 for the three months ended June 30, 2010 compared to $15,487 for the three months ended June 30, 2009. The increase in revenue of $84,112 was primarily attributable to the commencement of production on the DuBois wells.

Depletion Expense

We recorded a depletion expense on our proved properties of $7,698 for the three months ended June 30, 2010 compared to $10,749 for the three months ended June 30, 2009. The decrease of $3,051 in depletion expense was primarily due to our reduced oil and gas production, as well as a decrease in oil and gas carrying costs at June 30, 2010.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2010 was $626,660 compared to $466,876 for the three months ended June 30, 2009. The increase of $159,784 in general and administrative expenses was primarily due to an increase in professional fees. General and administrative expenses of $606,660 for the three month ended June 30, 2010 were primarily comprised of $315,500 of consulting fees, $61,583 of salaries, $55,552 of accounting and auditing fees, and 51,083 of legal fees.

Interest and Forbearance Expense

Interest expense for the three months ended June 30, 2010 was $434,588 compared to $557,002 for the three months ended June 30, 2009.  Interest expense of $434,588 for the three months ended June 30, 2010 was primarily comprised of $121,200 on amortization of deferred loan fees and $307,829 of interest on various notes payable, including amortization of discounts on the notes.

Loss on the Settlement of Payable

Loss on the settlement of payable for the three months ended June 30, 2010 was $146,172 compared to $0 for the three months ended June 30, 2009.  The loss related to the settlement of accounts payable through the exchange of common stock.

Loss on Extinguishment of Debt

Loss on the extinguishment of debt for the three months ended June 30, 2010 was $230,594 compared to an $119,500 gain on extinguishment of debt for the three months ended June 30, 2009.  The loss and gain were the result of extinguishment of notes payable and other debt through the exchange of common stock.

Gain / Loss on Derivative

We incurred a gain on derivative in the amount of $876,708 for the three months ended June 30, 2010 compared to a gain on derivative in the amount of $170,921 for the three months ended June 30, 2009.  The change in value is a result of the change in the quoted market price for our common stock partially offset by the shortening of the remaining term for conversion.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of our common stock and the use of debt and convertible debt. As of June 30, 2010, we had a cash balance of $127,028.

We require a minimum of approximately $9,000,000 for the next 12 months, which includes approximately $510,000 to pay for our outstanding professional fees, $1,530,000 to pay for outstanding drilling costs to various drillers, $1,320,000 to pay our notes payable obligations, including convertible notes and $300,000 to pay accrued interest, and $740,000 to fund other operating costs. In addition to the minimum amount required, the Company expects to spend approximately $4,600,000 for drilling activities. Moreover, in the event we locate additional prospects for acquisition, experience cost overruns at our current prospects, or fail to generate projected revenues, we will need additional funds during the next month. We currently do not have sufficient resources to fund our current operations or capital calls, pay our debts and other liabilities, and operate at our current levels for the next twelve months. Accordingly, we need to raise additional funds through sales of our securities or otherwise, immediately.

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

Off Balance Sheet Reports

The Company had no off balance sheet transactions during the six months ended June 30, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2010.

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

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the six months ending June 30, 2010.

We are committed to improving our financial organization. As part of this commitment, we intend to create a position to segregate duties consistent with control objectives and further intend to increase our personnel resources and technical accounting expertise within the accounting function as soon as funds become available to us for such purpose.   We intend to prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

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

On July 30, 2009, Akerman filed a Complaint against the Company for Breach of Contract and to Foreclose Mechanic’s Lien.  On September 14, 2009, Akerman filed a Motion for Leave to Amend its complaint, seeking judgment against the defendants, jointly and severally, in the sum of $875,969, plus interest thereon as well as reasonable attorney’s fees and costs of action.  The complaint further seeks an order foreclosing the plaintiff’s mechanic’s lien on the Wells and an order for the sale of the defendant’s interest therein, the improvements thereon and the defendant’s leasehold mineral interest to satisfy the amounts allegedly owing and due to Akerman.  Such Motion for Leave to Amend the complaint was granted on September 14, 2009.

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

On July 15, 2010, M&M Pump & Supply, Inc. filed a Motion to Consolidate its claims with that filed by Akerman. A hearing on such Motion to Consolidate is scheduled for September 9, 2010.

Our address for service of process in Nevada is 2857 Sumter Valley Dr., Henderson, NV 89052.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April, May and June 2010, the Company issued an aggregate of 9,904,306 shares of common stock to settle outstanding professional fees in the amount of $175,000.

In April, May and June 2010, the Company issued an aggregate of 4,505,000 shares of common stock as part of the consideration for convertible promissory notes previously issued by the Company in the amount of $612,000.

In May and June 2010, the Company issued 17,983,333 shares of common stock to convert convertible promissory notes previously issued by the Company in the amount of $362,000.

In April, May and June 2010, the Company issued 16,900,000 shares of common stock to settle promissory notes previously issued by the Company in the amount of $500,000.

In April and June 2010, the Company issued 10,350,000 shares of common stock as part of the consideration for a consulting agreements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of August 13, 2010, the Company was in default of the following senior securities:

Name of Debtor	Type of Obligation	Principal Amount	Amount Outstanding As of August 10, 2010

Convertibles Note - Series 1
James Walgreen	Promissory Note	$300,000	$385,743
Mary Walgreen	Promissory Note	$100,000	$128,581

Other Promissory Notes
Robert Rosania	Promissory Note	$25,000	$35,458
Raymond & Gerri Garonski	Promissory Note	$40,000	$67,605

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Identification of Exhibit
3.1	Articles of Incorporation*

3.2	By-Laws*

10.1	Promissory Note issued to David C. Stang dated April 9, 2010

10.2	Promissory Note issued to James C. Walter dated May 18, 2010

10.3	Promissory Note issued to James and Joan Spears dated June 2, 2010

10.4	Extension Agreement between Indigo-Energy, Inc. and Carr Miller Capital, LLC dated July 30, 2010

10.5	Consulting Agreement between Indigo-Energy, Inc. and Gary A. Greenberg, LLC dated April 21, 2010

10.6	Consulting Agreement between Indigo-Energy, Inc. and J. Cory Martelli dated March 1, 2010

10.7	Consulting Agreement between Indigo-Energy, Inc. and Infinity Investments, LLC dated April 1, 2010

31.1	Sarbanes Oxley Section 302 Certification

31.2	Sarbanes Oxley Section 302 Certification

32.1	Sarbanes Oxley Section 906 Certification

32.2	Sarbanes Oxley Section 906 Certification

*	Previously filed

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

INDIGO-ENERGY, INC.

By:	/s/ Steven P. Durdin
Steven P. Durdin
President and Chief Executive Officer
(Principal executive officer)

Date: August 16, 2010

Exhibit Index

Exhibit No.	Identification of Exhibit
3.1	Articles of Incorporation*

3.2	By-Laws*

10.1	Promissory Note issued to David C. Stang dated April 9, 2010

10.2	Promissory Note issued to James C. Walter dated May 18, 2010

10.3	Promissory Note issued to James and Joan Spears dated June 2, 2010

10.4	Extension Agreement between Indigo-Energy, Inc. and Carr Miller Capital, LLC dated July 30, 2010

10.5	Consulting Agreement between Indigo-Energy, Inc. and Gary A. Greenberg, LLC dated April 21, 2010

10.6	Consulting Agreement between Indigo-Energy, Inc. and J. Cory Martelli dated March 1, 2010

10.7	Consulting Agreement between Indigo-Energy, Inc. and Infinity Investments, LLC dated April 1, 2010

31.1	Sarbanes Oxley Section 302 Certification

31.2	Sarbanes Oxley Section 302 Certification

32.1	Sarbanes Oxley Section 906 Certification

32.2	Sarbanes Oxley Section 906 Certification

* Previously filed