Form 10-Q
period 2010-09-30
Indigo-Energy, Inc.
filed 2010-11-22
CIK 356870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 19, 2010
Common stock, $.001 par value	924,951,378

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Index to Financial Statements

Condensed Balance Sheets (Unaudited)	F–1
Condensed Statements of Operations (Unaudited)	F–2
Condensed Statements of Cash Flows (Unaudited)	F–3
Notes to Unaudited Condensed Financial Statements	F–4

INDIGO-ENERGY, INC.
Condensed Balance Sheets
(Unaudited)
	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash	$126,100	$411,042
Accounts receivable	4,582	7,960
Prepaid expenses	29,198	9,825
Deferred loan costs, net	70,000	-

Total current assets	229,880	428,827

Proved oil and gas properties, net	408,853	426,635
Unproved oil and gas properties	4,407,222	3,743,736

Total oil and gas properties, net	4,816,075	4,170,371

Other assets
Deferred loan costs, net - related party	-	498,319

Total assets	$5,045,955	$5,097,517

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$3,356,381	$3,617,056
Accounts payable and accrued expenses - related party	175,000	493,569
Liability due to operator	67,177	83,767
Notes payable, net of discount	557,606	1,218,334
Notes payable, net of discount - related party	-	375,000
Convertible notes, net of discount	891,667	666,667
Current portion of long term notes payable - related party	-	987,761
Derivative liability	212,408	310,789
Obligation to former noncontrolling interest	-	262,660
Obligation to former noncontrolling interest - related party	-	329,984

Total current liabilities	5,260,239	8,345,587

Long term liabilities
Liability due to operator	364,771	382,621
Accrued interest - related party	418,808	426,129
Notes payable, net of discount - related party	4,994,395	2,656,543
Asset retirement obligation	309,374	290,580
Obligation to former noncontrolling interest	-	239,220
Obligation to former noncontrolling interest - related party	-	300,536

Total long term liabilities	6,087,348	4,295,629

Total liabilities	11,347,587	12,641,216

Commitments and contingencies	-	-

Stockholders' deficit
Common stock; $0.001 par value; 2,000,000,000 shares authorized; 903,701,378 and 700,251,299 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	913,701	700,251
Additional paid-in capital	79,996,216	73,800,774
Accumulated deficit	(87,211,549)	(82,044,724)

Total stockholders' deficit	(6,301,632)	(7,543,699)

Total liabilities and stockholders' deficit	$5,045,955	$5,097,517

See notes to these condensed financial statements.

INDIGO-ENERGY, INC.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
		Restated		Restated

Revenues	$20,404	$35,212	$150,375	$125,517
Revenues - related party	-	21,222	-	40,493

Net revenues	20,404	56,434	150,375	166,010

Operating expenses
Operating expenses	15,273	16,842	58,761	53,407
Operating expenses - related party	-	3,662	-	9,266
Depletion	4,061	12,831	17,783	40,300
General and administrative - related party	277,500	70,000	640,000	2,215,000
General and administrative	215,957	430,273	1,048,539	1,326,194

Total operating expenses	512,791	533,608	1,765,083	3,644,167

Loss from operations	(492,387)	(477,174)	(1,614,708)	(3,478,157)

Other income (expenses)
Interest and forbearance expense, net	(257,752)	(172,767)	(915,292)	(496,834)
Interest expense, net - related party	(743,890)	(438,075)	(1,564,637)	(1,336,284)
Loss on settlement of payable	(65,000)	-	(837,162)	-
Loss on extinguishment of debt	-	-	(412,871)	-
(Loss) gain on extinguishment of debt - related party, net	-	-	(318,418)	119,500
Gain on sale of oil and gas interest	-	629,760	-	629,760
Gain on derivative (restated)	313,346	4,753	610,645	675,583
Excess derivative value expense	(3,311)	-	(114,382)	-

Total other expense, net	(756,607)	23,671	(3,552,117)	(408,275)

Net loss	$(1,248,994)	$(453,503)	$(5,166,825)	$(3,886,432)

Basic and diluted loss per common share	$-	$-	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	883,888,516	697,641,625	816,491,296	645,488,845

See notes to these condensed financial statements.

INDIGO-ENERGY, INC.
Condensed Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2010	2009
		Restated

Cash flows from operating activities
Net loss (restated)	$(5,166,825)	$(3,886,432)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation for consulting services	402,500	-
Stock warrants issued - related party	-	2,020,000
Amortization of deferred loan costs	425,600	9,167
Amortization of deferred loan costs - related party	213,318	66,471
Amortization of discount on notes	64,342	57,485
Amortization of discount on notes - related party	874,704	525,125
Amortization of discount on convertible notes	225,000	235,947
Depletion expense	17,783	40,300
Share-based interest expense - related party	-	198,000
Loss on settlement of payable	897,162	-
Loss on extinguishment of debt	412,871	-
(Gain) loss on extinguishment of debt - related party	318,418	(119,500)
Gain on sale of oil and gas interests	-	(629,760)
Gain on deravitive (restated)	(610,645)	(675,583)
Excess derivative value expense	114,382	-
Changes in assets and liabilities
Advances to related party	-	(425)
Accounts receivable	3,378	183,382
Accounts receivable - related party	-	3,707
Prepaid expenses	(18,675)	67,979
Accounts payable and accrued expenses	(72,197)	20,191
Accounts payable and accrued expenses - related party	549,888	488,691
Obligation to former noncontrolling interest	16,727	(127,562)
Obligation to former noncontrolling interest - related party	13,314	(160,258)
Asset retirement obligation	18,794	57,085

Net cash used in operating activities	(1,300,161)	(1,625,990)

Cash flows from investing activities
Tangible and intangible drilling costs for oil and gas properties	(581,282)	(992,283)
Proceeds from sale of oil & gas interests	-	629,760

Net cash used in investing activities	(581,282)	(362,523)

Cash flows from financing activities
Proceeds from issuance of debt	-	25,000
Proceeds from issuance of debt - related party	75,000	1,338,291
Proceeds from issuance of convertible debt	1,271,500	-
Proceeds from issuance of convertible debt - related party	250,000	-

Net cash provided by financing activities	1,596,500	1,363,291

Net (decrease) in cash	(284,942)	(625,222)

Cash, beginning of period	411,042	625,222

Cash, end of period	$126,100	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,875	$98,717

Supplementary disclosure of noncash activities:
Issuance of common stock for conversions of convertible notes	$1,123,618	$-
Issuance of common stock for settlement with partners of Indigo-Energy Partners, LP	1,162,440	-
Issuance of common stock for consideration for promissory notes	936,108	348,400
Issuance of common stock for settlement of payables	1,013,225	-

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

Management believes that it is reasonably possible the following material estimates affecting the financial statements could significantly change in the coming year: (1) estimates of proved gas reserves; (2) estimates as to the expected future cash flows from proved gas properties; and (3) estimates of the fair value of the derivatives associated with certain warrants, non-employee stock options, and convertible debt instruments.

Cash

Cash includes cash on hand. The Company did not have any cash equivalents during the nine months ended September 30, 2010 and the year ended December 31, 2009.

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

The following table summarizes fair value measurements by level at September 30, 2010 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash	$126,100	$-	$-	$126,100
Convertible notes, net of discount	-	-	(891,667)	(891,667)
Notes payable, net of discount – related party	-	-	(4,994,395)	(4,994,395)
Derivative liability	-	-	(212,408)	(212,408)

Derivative liability was valued under the Black-Scholes model, with the following assumptions:

Risk free interest rate	0.4%
Expected life	0.05 to 7.09 years
Dividend yield	0%
Volatility	170% to 312%

The following tables provides a reconciliation between beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3):

		Notes
		Payable,
	Derivative	Net of
	Liability	Discount

Balance at December 31, 2009	$(310,789)	$(2,796,528)

Additions to liability	(1,467,030)	(4,111,034)
Subtractions from liability	954,766	1,021,500
Gain included in earnings	610,645	-

Balance at September 30, 2010	$(212,408)	$(5,886,062)

Recent Accounting Pronouncements

There are no recent accounting pronouncements that the Company expects to have a material impact on our financial statements.

NOTE 2 - RESTATEMENT TO PRIOR CONSOLIDATED FINANCIAL STATEMENTS

This restatement is to correct an error in the application of certain accounting principles related to the issuance of some of the Company’s previously issued and vested non-employee stock options and warrant transactions resulting from the Global Settlement Agreement with the former partners of Indigo-Energy Partners, LP which occurred during prior periods. These vested non-employee options and warrants were previously recorded in equity.  Due to the Company having other instruments outstanding that were convertible into an indeterminate number of shares of common stock at the grant date of the vested non-employee options and warrants, these options and warrants should have been classified as liabilities. The net effect of the restatement on the balance sheet as of September 30, 2009 is described below and is deemed by the the company to be not material.

The net effect of the restatement related to valuation adjustments of the derivative liabilities on the consolidated statements of operations for the three months ended September 30, 2009 is as follows:

	Reported		Restated
	For the		For the
	Three Months		Three Months
	Ended		Ended
	September 30,	Effect of	September 30,
	2009	Restatement	2009
Other income (expenses)
Gain on derivative	$-	$4,753	$4,753

Total other expense, net	18,918	4,753	23,671

Net loss	$(458,256)	$4,753	$(453,503)

Basic and diluted loss per common share	$-	$-	$-

The net effect of the restatement related to valuation adjustments of the derivative liabilities on the consolidated statements of operations for the nine months ended September 30, 2009 is as follows:

	Reported		Restated
	For the		For the
	Nine Months		Nine Months
	Ended		Ended
	September 30,	Effect of	September 30,
	2009	Restatement	2009
Other income (expenses)
Gain on derivative	$-	$675,583	$675,583

Total other expense, net	(1,083,858)	675,583	(408,275)

Net loss	$(4,562,015)	$675,583	$(3,886,432)

Basic and diluted loss per common share	$(0.01)	$-	$(0.01)

The net effect of the restatement on the consolidated statements of cash flows for the nine months ended September 30, 2009 was a decrease in net loss of $675,583 and an increase in gain on derivative of $675,583 resulting in no change to our previously reported cash used in operations, investing, or financing activities.

NOTE 3 - OIL AND GAS PROPERTIES

Oil and gas properties consisted of the following:

	September 30,	December 31,
	2010	2009
Acquisition, exploration and development costs	$14,173,337	$13,510,144
Impairment charge	(8,992,130)	(8,992,130)
Depletion	(365,133)	(347,643)
Total	$4,816,074	$4,170,371

A significant portion of the Company’s oil and gas assets located in the Illinois Basin are subject to mechanics’ liens filed by certain oil and gas subcontractors.

NOTE 4 - NOTES PAYABLE

We have significant notes payable obligations with various parties, the additional details of which are included in the financial statements and the notes included in the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2010.

Convertible Notes - Series 1

As of September 30, 2010, the Company has $666,667 of convertible notes, which includes $266,667 of liability for variable conversion features on the notes, and $133,770 of accrued interest which is recorded in accounts payable and accrued expenses. The convertible notes were originally due in September and October of 2009. As of September 30, 2010, the Company has failed to pay its obligations on this series of notes, and as such, was in default on the obligations.

Other Convertible Notes

In March 2010, the Company borrowed $674,500 from various lenders, of which $50,000 was due to an entity controlled by James Walter, Jr., a related party, and issued promissory notes in the amount of $424,500 with interest at 9% per annum, and promissory notes in the amount of $250,000 with interest at 12% per annum.  These promissory notes have a maturity date of March 2011. Under the terms of these promissory notes, the lenders have the option to convert the principal and then outstanding interest thereon at a conversion rate of $0.025 per share of common stock prior to April 1, 2010, and $0.05 per share of common stock between April 1, 2010 and the due date of the notes. Within thirty days of the funding of the loan, the lender is also entitled to receive shares of the Company’s common stock equal to ten times and four times, respectively, of the numerical dollars of the principal of such promissory notes. The shares were issued in March 2010. At the option of the Company, the due date of the notes may be extended for one year on an aggregate of $424,500 of notes. If the notes are extended, the Company shall make an interest payment equal to the accrued interest payable at the due date. In the event the notes are unpaid within ten days of their maturity date, the Company will incur a late charge equal to 10% of the amount outstanding on the notes and on $424,500 of notes the Company will be required to issue 5,000,000 shares of the Company’s common stock per note within thirty days of default, and on $250,000 of notes the Company will be required to pay a late payment penalty of $3,000 for every 60 days after the due date until the obligation is paid. In March 2010, lenders holding an aggregate of $424,500 of notes converted their notes into 16,980,000 shares of the Company’s common stock. The shares were issued in March 2010. As of September 30, 2010, $250,000 of these notes was still outstanding.

In April, May and June 2010, the Company borrowed $612,000 from various lenders, of which $100,000 was due to James C. Walter, Sr., a related party, and issued promissory notes that provided for interest at 9% per annum on $412,000 of notes and 12% per annum on $200,000 of notes, with a maturity dates in April, May and June 2011. The lenders have the option to convert the principal and then outstanding interest at between $0.015 and $0.030 per share of common stock, depending on the particular note, prior to approximately one month from the date of the note and between $0.04 and $0.05 per share of common stock, depending on the particular note, after approximately one month from the date of the note until the due date of the notes. Within thirty days of the funding of the loan, the lender is also entitled to receive shares of the Company’s common stock equal to between zero and ten times, depending on the particular note, the numerical dollars of the principal of the loan. The shares were issued in April, May and June 2010. At the option of the Company, the due date of the notes may be extended for one year on an aggregate of $412,000 of notes. If the notes are extended, the Company shall make an interest payment equal to the accrued interest payable at the due date. In the event the notes are unpaid within ten days of their maturity date, the Company will incur a late charge equal to 10% of the amount outstanding on the notes and on $577,000 of notes the Company will be required to issue 5,000,000 shares per note of the Company’s common stock within thirty days of default, and on $35,000 of notes the Company will be required to pay a late payment penalty of $3,000 for every 60 days after the due date until the obligation is paid. In May and June 2010, lenders holding an aggregate of $362,000 of notes converted their notes into 17,983,333 shares of the Company’s common stock. The shares were issued in May and June 2010. As of September 30, 2010, $250,000 of these notes was still outstanding.

In September 2010, the Company borrowed $235,000 from various lenders, of which $100,000 was due to James C. Walter, Sr., a related party, and issued promissory notes that provided for interest at 9% per annum, with a maturity dates in September 2011. The lenders have the option to convert the principal and then outstanding interest at between $0.0075 and $0.010 per share of common stock, depending on the particular note, prior to approximately one month from the date of the note and between $0.020 and $0.025 per share of common stock, depending on the particular note, after approximately one month from the date of the note until the due date of the notes. Within thirty days of the funding of the loan, the lender is also entitled to receive shares of the Company’s common stock equal to between ten and twelve times, depending on the particular note, the numerical dollars of the principal of the loan. The shares were issued in September 2010. At the option of the Company, the due date of the notes may be extended for one year. If the notes are extended, the Company shall make an interest payment equal to the accrued interest payable at the due date. In the event the notes are unpaid within ten days of their maturity date, the Company will incur a late charge equal to 10% of the amount outstanding on the notes and will be required to pay a late payment penalty of $3,000 for every 60 days after the due date until the obligation is paid. In September 2010, lenders holding an aggregate of $235,000 of notes converted their notes into 26,833,333 shares of the Company’s common stock. The shares were issued in September 2010.

The Company valued the 12,300,000 shares issued with the convertible notes at $495,600 based on our stock trading price on the dates of the promissory notes and recorded the amount to deferred loan fees. For the nine months ended September 30, 2010, we recorded amortization of deferred loan fees in the amount of $425,600.

Since other outstanding convertible notes were potentially convertible into an unlimited number of shares that could exceed the Company’s authorized shares, the Company recorded a derivative liability related to the conversion feature of the new notes. Upon the issuance of the convertible notes, the Company has ascribed a value of the derivative liability in the amount of $1,467,031 of which $114,383 exceeded the total proceeds of the notes and has been recognized as excess derivative value expense.

Notes - Series 2

On February 26, 2010, the lenders on this series of notes agreed to settle all outstanding obligations amounting to $207,276, which includes $82,276 of accrued interest, of which $124,212, which includes $49,212 of accrued interest, is due to the Braatz family, a related party, in exchange for 5,000,000 shares of the Company’s common stock. The shares were issued in March 2010. For the nine months ending September 30, 2010, the Company recorded a loss on extinguishment of debt in the amount of $42,721, of which $25,788 was due to a related party.

Promissory Notes

Note Payable 1

On April 20, 2010, the lender on this note agreed to settle all outstanding obligations amounting to $428,370, which includes $100,317 of accrued interest, in exchange for 15,000,000 shares of the Company’s common stock, 10,000,000 of which are to be issued within 14 days of the agreement and 5,000,000 of which were to be issued on or before June 30, 2010. The 10,000,000 shares were issued in April 2010 and 5,000,000 shares were issued in June 2010. For the nine months ending September 30, 2010, the Company recorded a loss on extinguishment of debt in the amount of $221,313.

Note Payable 2 – Related Party

On February 26, 2010, the lender, a related party, agreed to settle all outstanding obligations amounting to $200,000 in exchange for 8,000,000 shares of the Company’s common stock. The shares were issued in March 2010. For the nine months ending September 30, 2010, the Company recorded a loss on extinguishment of debt to a related party, in the amount of $200,000, and issued 400,000 penalty shares to the noteholder which were valued at $14,000 and recorded as an interest expense.

Note Payable 5

On February 26, 2010, the lender agreed to settle all outstanding obligations amounting to $110,000, which includes $10,000 of accrued interest, in exchange for 4,400,000 shares of the Company’s common stock. The shares were issued in March 2010. For the nine months ending September 30, 2010, the Company recorded a loss on extinguishment of debt in the amount of $110,000, and issued 220,000 penalty shares to the noteholder, which were valued at $7,700 and recorded as an interest expense.

Other Promissory Notes

In 2007, the Company borrowed $165,000 from various individual lenders and issued promissory notes. In February and March 2010, lenders holding notes in the aggregate amount of $75,000 agreed to settle all outstanding obligations, including $40,857 of accrued interest, in exchange for 3,000,000 shares of the Company’s common stock. The shares were issued in March 2010. In May 2010, a lender holding a note in the amount of $25,000 agreed to settle all outstanding obligations including $1,719 of accrued interest, in exchange for 900,000 shares of the Company’s common stock. The shares were issued in May 2010. For the nine months ending September 30, 2010, the Company recorded a loss on extinguishment of debt in the amount of $43,424. As of September 30, 2010, the Company was in default on $65,000 of these notes.

On March 18, 2009, the Company borrowed $125,000 from two lenders, of which $100,000 was due to James C. Walter, Sr., a related party. During the first quarter of 2010, the lenders agreed to settle all outstanding obligations including $15,131 of accrued interest in exchange for 5,000,000 shares of the Company’s common stock. The shares were issued in March and April of 2010. For the nine months ending September 30, 2010, the Company recorded a loss on extinguishment of debt in the amount of $109,869, of which $87,836 was ascribed to a related party.

On December 10, 2009, the Company borrowed $500,000 from an individual lender and issued promissory notes that provided for interest at 9% per annum with a maturity date of December 10, 2010. In the event this note is unpaid within ten days of its maturity date, the Company will incur a late charge equal to 10% of the note amount, and issue 5,000,000 shares within 30 days of default. In the event of default, up to 50% of the net revenue in the Company’s 4-well DuBois drilling program which is actually received by the Company, net of expenses, liens, and related obligations, shall be used to repay any remaining balance due under this note and at the option of the Maker, can be accelerated and due on demand. For the nine months ended September 30, 2010, amortization of the discount related to common stock issued with the note amounted to $27,555, which was recorded as interest expense. The Company also recorded an additional interest expense of $33,750 during 2010 which was accrued at September 30, 2010.

Carr Miller Modification and Consolidation Agreement – Related Party

As of December 31, 2009 the Company had obligations due to Carr Miller Capital, LLC (“Carr Miller”) aggregating $7,246,218 under multiple agreements previously entered into with Carr Miller, the details of which are included in our Form 10-K for the year ended December 31, 2009 filed on April 15, 2010.  Prior to the Modification and Consolidation Agreement discussed below, the Company recognized amortization and interest related to these Carr Miller obligations totaling $716,867 for the nine months ended September 30, 2010.

On March 12, 2010, the Parties agreed to enter into a Global Financing Agreement Extension with Carr Miller, whereby Carr Miller’s commitment to provide the Company with the remaining funding shall be extended to June 30, 2010. In satisfaction of its commitment under the GFA, Carr Miller shall, prior to June 30, 2010, have the option to (a) return an aggregate of 14,250,000 shares of the Company’s common stock currently registered under Carr Miller’s name to the Company for cancellation; (b) cancel and forgive certain debts owed by the Company to Carr Miller in the amount of $1,425,000; or (c) provide the Company with the remaining funding as set forth under the December 2008 GFA. On July 30, 2010, Carr Miller agreed to return the 14,250,000 shares of the Company’s common stock and the Parties agreed that Carr Miller will return the shares no later than September 30, 2010. The shares were returned in November 2010.

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

This transaction has been accounted for as a Troubled Debt Restructuring (“TDR”).  The transaction was determined to be a TDR based on the creditor being deemed to have granted a concession since the debtor’s effective borrowing rate on the restructured debt is less than the effective borrowing rate of the old debt immediately prior to the restructuring. In addition, on the modification date it was determined that the total future cash payments under the terms of the modified note were greater than the carrying amount of the original note. Accordingly, the effects of the restructuring were accounted for prospectively from the time of the restructuring, and the difference between the total future cash payments under the terms of the modified note and the carrying amount of the original note were amortized to interest expense. Accordingly, the Company recorded interest expense in the amount of $504,641 for the nine months ending September 30, 2010. The Company recorded additional interest expense in the amount of $418,808 for the nine months ending September 30, 2010.

Summary

The following summarizes the Company’s notes and loan payable as of September 30, 2010:

Instrument	Maturity Dates	Principal Amount Owed	Debt Discount	Amount Reflected on Balance Sheet
Convertible Notes
Convertible Notes Series 1	September - October 2009	$666,667	$-	$666,667
Other Convertible Notes	March - June 2011	500,000	(275,000)	225,000
Non-Convertible Notes
Other Promissory Notes	January 2008 - December 2010	565,000	(7,394)	557,606
Long-Term Notes Payable
- related party	March 2014	8,376,169	(3,381,774)	4,994,395

Total		$10,107,836	$(3,664,168)	$6,443,668
	Less long-term portion			4,994,395
	Current portion			$1,449,273

The current portion is reflected in the balance sheet as follows:

	September 30,	December 31,
	2010	2009
Notes payable, net	$557,606	$1,218,334
Notes payable, net – related party	-	375,000
Convertible notes, net	891,667	666,667
Current portion of long term notes payable – related party	-	987,761
	$1,449,273	$3,247,762

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

On June 17, 2010, the Company issued 250,000 shares of common stock to certain of its board members, Brad Hoffman, Everett Miller and Hercules Pappas. The shares were valued based on the closing price of the Company’s common stock on the date of issuance resulting in a compensation expense of $22,500 for the nine months ended September 30, 2010.

During the nine months ended September 30, 2010, the Company issued an aggregate of 22,154,107 shares of common stock to settle outstanding professional fees which were valued at $981,099.

Shares Issued Pursuant to Various Consulting Agreements

On January 5, 2010, the Company entered into an agreement with a consultant to provide various services in exchange for 1,000,000 shares of its restricted common stock. The term of this agreement is three months commencing January 1, 2010. The shares were issued in March 2010. For the nine months ending September 30, 2010, the Company recorded $60,000 of general and administrative expenses related to such issuance.

On March 24, 2010, the Company entered into an agreement with a consultant to provide various services in exchange for a consulting fee of $20,000 for each three month period and 250,000 shares of its restricted common stock. The shares were issued in April 2010. The term of this agreement is three months commencing March 1, 2010. For the nine months ending September 30, 2010, the Company recorded $35,000 of general and administrative expenses.

On April 20, 2010, the Company entered into an agreement with a consultant to provide various services in exchange for a consulting fee of $500 per month and 100,000 shares of its restricted common stock. The shares were issued in April 2010. The term of this agreement is three months commencing April 21, 2010. For the nine months ending September 30, 2010, the Company recorded $6,000 of general and administrative expenses related thereto.

Stock Options

On September 9, 2010, the Company’s Board of Directors approved the modification of previously issued stock options, including an aggregate of 10,000,000 stock options previously issued to Stanley L. Teeple and 1,000,000 stock options previously issued to Gersten Savage, by reducing the exercise price from $0.25 per share to $0.01 per share, the per share price of the company’s common stock on such date, as quoted on OTC Bulletin Board. There was no incremental cost that resulted from the modification of the previously issued stock options.

NOTE 6 - GOING CONCERN

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

The Company plans to raise funds from private offerings of equity and debt securities in addition to expected revenue from its gas wells in order to fund its operations through September 30, 2011. The Company will need to raise additional funds in the event it locates additional prospects for acquisition, experiences cost overruns at its current prospects, or fails to generate projected revenues.

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

NOTE 7 - RELATED PARTY TRANSACTIONS - NOT DISCLOSED ELSEWHERE

On March 25, 2010, the Company entered into an agreement with Everett Miller to provide various services including assisting in the raising short and long-term financing, the development of the Company’s Strategic Marketing and Business Plan, and other duties in his role as Chief Operating Officer. As compensation, Everett Miller will be reimbursed for all approved business-related expenses. In addition, he will receive an annual consulting fee of $250,000, which will be phased in, in accordance with available cash flow and operational considerations. The term of this agreement is six months commencing April 1, 2010 and shall automatically renew for subsequent three month terms unless terminated with 30 days notice by either party. For the nine months ended September 30, 2010, the company recorded compensation expense and a corresponding accrued expense in the amount of $125,000.

On June 15, 2010, the Company entered into an agreement with Infinity Investments, LLC (“Infinity”), an entity controlled by James Walter, Jr., to provide various services including assisting in the raising of short and long-term financing, and acting as a liaison with key shareholders and investors of the Company. As compensation, Infinity will be reimbursed for all approved business-related expenses. In addition, Infinity will receive 10,000,000 shares of the Company’s restricted common stock. The shares were issued in June 2010. The term of this agreement is six months commencing April 1, 2010. For the nine months ended September 30, 2010, the company recorded compensation expense in the amount of $300,000.

NOTE 8 - SUBSEQUENT EVENTS NOT DISCLOSED ELSEWHERE

The Company has evaluated subsequent events through November 19, 2010, which is the date they issued their financial statements.

On November 8, 2010, we entered into a Memorandum of Understanding (the “MOU”) with Epicenter, Reef, Dubois Wells Investment, LLC (“Demetree”), Robert Turnage (“Turnage”), Frank Finkbeinder (“Finkbeiner”) and Carr Miller wherein the parties thereto acknowledged that Reef is the rightful lessee of a number of oil and gas leases (the “Leases”) containing approximately 2,500 acres in the Dubois Field (the “Leased Property”) and that Reef’s rights and interest to the Leases have been assigned to various parties, as set forth in that certain Assignment of Working Interest filed with the County of Dubois, State of Indiana (the “Assignment of Working Interest”).

Pursuant to the terms of MOU, the parties agreed, in part, as follows:

1.	The Assignment of Working Interest will terminate;
2.
Any and all interest previously assigned to Finkbeiner shall terminate.   Further, Finkbeiner shall transfer, assign and convey to Demtree 50% of his Over Riding Royalty Interests in the gross revenues general from the sale of natural gas and crude oil produced from the wells located on the Leased Property;

3.	Turnage shall transfer, assign and convey 6.285305% interest in the membership interest in Reef to Demetree; and
4.	Following the execution of the MOU, each of the parties shall cooperate in executing, delivering and the filing of all documents necessary to effectuate the actions contemplated under the MOU.

The MOU also provided that Indigo and Demetree shall cooperate with each other in providing for the funding necessary to bring the wells located on the Leased Property into production, as more fully described in the MOU.  Further, the MOU provided that upon the execution thereof, the working interest in the wells shall be divided among Reef (25.0%), Demetree (30.6%) and the Company (44.4%).  Moreover , all operating expenses related to the wells shall be payable from the revenues generated by the working interest of each party on the wells prior to any distribution of such working interest to the relevant parties, and that no drilling, completion or operating expenses shall be borne by any of the parties thereto.

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

We have incurred losses since our inception. We are delinquent on many of our obligations to our creditors. Our current liabilities exceed our current assets and we will need additional capital to fund our operations. There are no assurances that we will receive funding to implement our business plan and our independent registered accountant indicated in their opinion included in our 2009 annual financial statements that there was substantial doubt about our ability to continue as a going concern.

We have enjoyed substantial progress in the development of our strategic operating plan, as developed at the last shareholders’ meeting.  We had set target goals in three specific areas, particularly: (1) new drilling and operating wells, (2) improving our balance sheet and improving our cash flow; and (3) securing sufficient capital to move the Company forward through a combination of debt and equity instruments.

•
With regards to the new well development, our hub and spoke gas well is in the final stages of completion.  We have connected the wells to the gas cleaning plant which is also connected to the purchasing pipeline. We believe this well is within weeks of production and early indications are very promising.  Also in the Dubois field in the Illinois Basin, we have successfully drilled a vertical oil well which is coming into production and is generating revenue.

•
As to balance sheet improvements, we have restructured a number of promissory notes, worked out settlements with 2 of our 3 operating drillers to improve cash flow, and converted a number of notes into equity at a favorable conversion rate.  The Company continues to restructure notes and obligations to favorable longer term liabilities.

•
Regarding the search for partnership in development of additional drilling opportunities, we are in various stages of securing commitments to follow the successful Dubois drilling program with similar programs as well as the potential acquisition of a current operating field.

We need to raise significant funds for future drilling and operating costs. Any fundraising conducted by us will most likely result in the issuance of additional shares of our common stock which will dilute the ownership interests of the Company’s current shareholders. We expect that our cash needs for the next twelve months will be approximately $9,630,000 to fund our current obligations under the various agreements to which we are a party.

During the next 12 months, we do not anticipate any significant changes in the number of our employees other than to add adequate field operating personnel to enable us to monitor and further develop our drilling and operating opportunities.

Results of Operations for the Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

We incurred a net loss for the nine months ended September 30, 2010 in the amount of $5,166,825 compared to a net loss of $3,886,432 for the nine months ended September 30, 2009. The increase in net loss of $1,280,393 was primarily attributable to an increase of $646,811 in interest and forbearance expense, an increase of $837,162 in loss on settlement of payables, an increase of $850,789 on loss on extinguishment of debt, a $629,760 decrease in gain on sale of an oil and gas interest, a decrease of $64,938 in gain on derivatives and an increase of $114,382 in excess derivative value expense, offset by a $1,852,655 decrease in general and administrative expenses.

Revenues

We had revenue in the amount of $150,375 for the nine months ended September 30, 2010 compared to $166,010 for the nine months ended September 30, 2009. The decrease in revenue of $15,635 was primarily attributable to reduced oil and gas production as well as a decrease in the demand and pricing for gas from the Company’s other operating wells, which was offset by the commencement of production on the DuBois wells.

Depletion Expense

We recorded a depletion expense on our proved properties of $17,783 for the nine months ended September 30, 2010 compared to $40,300 for the nine months ended September 30, 2009. The decrease of $22,517 in depletion expense was primarily due to our reduced oil and gas production, as well as a decrease in oil and gas carrying costs at September 30, 2010.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2010 was $1,688,539 compared to $3,541,194 for the nine months ended September 30, 2009. The decrease of $1,852,655 in general and administrative expenses was primarily due to a $2,000,000 decrease in professional fees to a related party. General and administrative expenses of $1,688,539 for the nine months ended September 30, 2010 were primarily comprised of $720,999 of consulting fees, $426,014 of accounting and auditing fees, $170,500 of salaries, and $106,387 of legal fees.

Interest and Forbearance Expense

Interest expense for the nine months ended September 30, 2010 was $2,479,929 compared to $1,833,118 for the nine months ended September 30, 2009.  Interest expense of $2,479,929 for the nine months ended September 30, 2010 was primarily comprised of $638,918 on amortization of deferred loan fees and $1,778,496 of interest on various notes payable, including amortization of discounts on the notes.

Loss on the Settlement of Payable

Loss on the settlement of payable for the nine months ended September 30, 2010 was $837,162 compared to $0 for the nine months ended September 30, 2009.  The loss related to the settlement of accounts payable through the exchange of common stock.

Loss on Extinguishment of Debt

Loss on the extinguishment of debt for the nine months ended September 30, 2010 was $731,289 compared to a gain on extinguishment of debt in the amount of $119,500 for the nine months ended September 30, 2009.  The loss was the result of extinguishment of notes payable and other debt through the exchange of common stock.

Gain on Sale of Oil and Gas Interest

For the nine months ending September 30, 2009, the Company recorded a gain on sale of oil and gas interests in the amount of $629,760.

Gain / Loss on Derivative

We incurred a gain on derivatives in the amount of $610,645 for the nine months ended September 30, 2010 compared to a gain on derivative in the amount of $675,583 for the nine months ended September 30, 2009.  The change in value is a result of the change in the quoted market price for our common stock partially offset by the shortening of the remaining term for conversion.

Results of Operations for the Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

We incurred a net loss for the three months ended September 30, 2010 in the amount of $1,248,994 compared to a net loss of $453,503 for the three months ended September 30, 2009. The increase in net loss of $795,491 was primarily attributable to a $629,760 decrease in gain on sale of an oil and gas interest, a $390,800 increase in interest and forbearance expense, and a $65,000 increase in loss on settlement of payables, offset by a $308,593 increase in gain on derivatives.

Revenues

We had revenue in the amount of $20,404 for the three months ended September 30, 2010 compared to $56,434 for the three months ended September 30, 2009. The decrease in revenue of $36,030 was primarily attributable to reduced oil and gas production as well as a decrease in the demand and pricing for gas from the Company’s operating wells.

Depletion Expense

We recorded a depletion expense on our proved properties of $4,061 for the three months ended September 30, 2010 compared to $12,831 for the three months ended September 30, 2009. The decrease of $8,770 in depletion expense was primarily due to our reduced oil and gas production, as well as a decrease in oil and gas carrying costs at September 30, 2010.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2010 was $493,457 compared to $500,273 for the three months ended September 30, 2009. General and administrative expenses of $493,457 for the three month ended September 30, 2010 were primarily comprised of $269,500 of consulting fees, $52,083 of salaries, $78,808 of accounting and auditing fees, and 39,036 of legal fees.

Interest and Forbearance Expense

Interest expense for the three months ended September 30, 2010 was $1,001,642 compared to $610,842 for the three months ended September 30, 2009.  Interest expense of $1,001,642 for the three months ended September 30, 2010 was primarily comprised of $70,250 on amortization of deferred loan fees and $926,319 of interest on various notes payable, including amortization of discounts on the notes.

Loss on the Settlement of Payable

Loss on the settlement of payable for the three months ended September 30, 2010 was $65,000 compared to $0 for the three months ended September 30, 2009.  The loss related to the settlement of accounts payable through the exchange of common stock.

Gain on Sale of Oil and Gas Interest

For the three months ending September 30, 2009, the Company recorded a gain on sale of oil and gas interests in the amount of $629,760.

Gain / Loss on Derivative

We incurred a gain on derivative in the amount of $313,346 for the three months ended September 30, 2010 compared to a gain on derivative in the amount of $4,753 for the three months ended September 30, 2009.  The change in value is a result of the change in the quoted market price for our common stock partially offset by the shortening of the remaining term for conversion.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of our common stock and the use of debt and convertible debt instruments.  As of September 30, 2010, we had a cash balance of $126,100.

We require a minimum of approximately $9,630,000 for the next 12 months, which includes approximately $560,000 needed to pay for outstanding professional fees owed, $1,700,000 to pay for outstanding drilling costs to various drillers, $1,450,000 to pay our notes payable obligations, including convertible notes and $260,000 to pay accrued interest, and $1,060,000 to fund other operating costs. In addition to the minimum amount required, we expect to spend approximately $4,600,000 for drilling activities. Moreover, in the event we locate additional prospects for acquisition, experience cost overruns at our current prospects, or fail to generate projected revenues, we will need additional funds during the next month. We currently do not have sufficient resources to fund our current operations or capital calls, pay our debts and other liabilities, and operate at our current levels for the next twelve months. Accordingly, we need to raise additional funds through sales of our securities, or otherwise, immediately.

If we are unable to obtain additional funds on terms favorable to us, if at all, we may be required to delay, scale back or eliminate some or all of our exploration and well development programs and may be required to relinquish our interest in one or more of our projects or, in the extreme case, cease operations.

Critical Accounting Estimates

There have been no material changes in our critical estimates from those contained in our Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on April 15, 2010.

Off Balance Sheet Reports

The Company had no off balance sheet transactions during the nine months ended September 30, 2010.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2010.

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

In our Form 10-K for the fiscal year ended December 31, 2009 under Item 9-A, Controls and Procedures, we identified material weaknesses in our system of internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the nine months ending September 30, 2010.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 6, 2009, Akerman Construction Co., Inc., and Horizontal Well Driller (“Akerman”) a subcontractor of Epicenter Oil and Gas, LLC (“Epicenter”), filed a Mechanic’s Lien against Indigo, Reef LLC (“Reef”, the leaseholder of the Dubois property), and two other parties on the four wells drilled by it on the Dubois Field of Indiana (the “Wells”) for claims aggregating $875,969.  Such claim was predicated on Epicenter’s failure to pay obligations for the drilling costs.

On July 30, 2009, Akerman filed a Complaint against us for Breach of Contract and to Foreclose Mechanic’s Lien.  On September 14, 2009, Akerman filed a Motion for Leave to Amend its complaint, seeking judgment against the defendants, jointly and severally, in the sum of $875,969, plus interest thereon as well as reasonable attorney’s fees and costs of action.  The complaint further seeks an order foreclosing the plaintiff’s mechanic’s lien on the Wells and an order for the sale of the defendant’s interest therein, the improvements thereon and the defendant’s leasehold mineral interest to satisfy the amounts allegedly owing and due to Akerman.  Such Motion for Leave to Amend the complaint was granted on September 14, 2009.

We have engaged counsel to resolve the above claims and a trial date has been set for December 15th, 2010. In the event the lawsuit is not resolved, we intend to vigorously defend the lawsuit.

On May 12, 2009, M&M Pump & Supply, Inc., a subcontractor of Epicenter, filed a Mechanic’s Lien against Indigo, Epicenter and four other parties, on the four wells drilled on the Dubois Field of Indiana for claims aggregating $125,160.  Such claim was predicated on Epicenter’s failure to pay obligations for the drilling costs.  We have engaged counsel to resolve these lien claims.

On July 15, 2010, M&M Pump & Supply, Inc. filed a Motion to Consolidate its claims with those filed by Akerman. A hearing on such Motion to Consolidate for trial purposes was scheduled for September 9, 2010 and the motion was granted. Thereby this case is scheduled to be heard and tried on December 15th, 2010.  We have been in discussions with M&M Pump and Supply and Akerman regarding a possible settlement of the actions.  There can be no assurance that an agreement will be reached.

On Sepember 24, 2010, Baret Kechian filed a complaint against Carr Miller Capital LLC and certain of its officers and directors, including Everett Miller and the Company and certain of our officers and directors.  Mr. Kechian is seeking return of a $340,000 investment that he made in Carr Miller Capital. The Company has no business dealings with Mr. Kechian and intends to vigorously defend the lawsuit.

Our address for service of process in Nevada is 2857 Sumter Valley Dr., Henderson, NV 89052.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2010, we issued 3,125,000 shares of common stock to settle outstanding professional fees in the amount of $25,000.

In September 2010, we issued an aggregate of 2,550,000 shares of common stock as part of the consideration for convertible promissory notes previously issued by us in the amount of $235,000.

In September 2010, we issued 26,833,333 shares of common stock to convert convertible promissory notes previously issued by us in the amount of $235,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of November 12, 2010, we were in default of the following senior securities:

Name of Debtor	Type of Obligation	Principal Amount	Amount Outstanding As of November 12, 2010

Convertibles Note - Series 1
James Walgreen	Promissory Note	$300,000	$400,327
Mary Walgreen	Promissory Note	$100,000	$133,442

Other Promissory Notes
Robert Rosania	Promissory Note	$25,000	$36,069
Raymond & Gerri Garonski	Promissory Note	$40,000	$69,622

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On November 8, 2010, we entered into a Memorandum of Understanding (the “MOU”) with Epicenter, Reef, Dubois Wells Investment, LLC (“Demetree”), Robert Turnage (“Turnage”), Frank Finkbeinder (“Finkbeiner”) and Carr Miller wherein the parties thereto acknowledged that Reef is the rightful lessee of a number of oil and gas leases (the “Leases”) containing approximately 2,500 acres in the Dubois Field (the “Leased Property”) and that Reef’s rights and interest to the Leases have been assigned to various parties, as set forth in that certain Assignment of Working Interest filed with the County of Dubois, State of Indiana (the “Assignment of Working Interest”).

Pursuant to the terms of MOU, the parties agreed, in part, as follows:

5.	The Assignment of Working Interest will terminate;
6.
Any and all interest previously assigned to Finkbeiner shall terminate.  Further, Finkbeiner shall transfer, assign and convey to Demtree 50% of his Over Riding Royalty Interests in the gross revenues general from the sale of natural gas and crude oil produced from the wells located on the Leased Property;

7.	Turnage shall transfer, assign and convey 6.285305% interest in the membership interest in Reef to Demetree; and
8.	Following the execution of the MOU, each of the parties shall cooperate in executing, delivering and the filing of all documents necessary to effectuate the actions contemplated under the MOU.

The MOU also provided that Indigo and Demetree shall cooperate with each other in providing for the funding necessary to bring the wells located on the Leased Property into production, as more fully described in the MOU.  Further, the MOU provided that upon the execution thereof, the working interest in the wells shall be divided among Reef (25.0%), Demetree (30.6%) and the Company (44.4%).  Moreover , all operating expenses related to the wells shall be payable from the revenues generated by the working interest of each party on the wells prior to any distribution of such working interest to the relevant parties, and that no drilling, completion or operating expenses shall be borne by any of the parties thereto.

ITEM 6. EXHIBITS

Exhibit No.	Identification of Exhibit
3.1	Articles of Incorporation*
3.2	By-Laws*
10.1	Convertible promissory note dated September 8, 2010 issed in favor of James C. Watts, Sr.
10.2	Convertible promissory note dated September 3, 2010 issed in favor of James and Michele Chicano
10.3	Agreement with Carr Miller Capital, LLC dated July 30, 2010.
10.4
Memorandum of Understanding by and among Indigo-Energy, Inc., Epicenter Oil and Gas, LLC, Reef LLC, Dubois Wells Investment, LLC, Robert Turnage, Frank Finkbeinder  and Carr Miller Capital LLC dated November 8, 2010

31.1	Certificate of CEO Pursuant to Section 302 of the Sarbanes-Oxley 2002
31.2	Certificate of CFO Pursuant to Section 302 of the Sarbanes-Oxley 2002
32.1	Certificate of CEO Pursuant to Section 906 of the Sarbanes-Oxley 2002
32.2	Certificate of CFO Pursuant to Section 906 of the Sarbanes-Oxley 2002

*    Previously filed

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

INDIGO-ENERGY, INC.

By:	/s/ Steven P. Durdin
Steven P. Durdin
President and Chief Executive Officer
(Principal executive officer)

Date: November 22, 2010