Form 10-K
period 2012-12-31
Indigo-Energy, Inc.
filed 2014-04-16
CIK 356870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO________________.

INDIGO-ENERGY, INC.

(Name of small business issuer in its charter)

NEVADA	84-0871427
(State of or other jurisdiction of incorporation or organization)	(IRS Employer I.D. No.)

74 N. Pecos Road, Suite D

Henderson, Nevada 89074

(Address of Principal Executive Office)

Former Address:

701 N. Green Valley Pkwy., Suite 200

Henderson, Nevada 89074

(702) 463-8528

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 if Regulation S-T (§229.405 of this chapter) during the preceeding 12 months (or such shorter period that the registrant was required to submit and post such files) ☐ Yes ☑ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting Company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☑

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2012, based on the closing price of the Over-The-Counter Pink Sheets of $0.0014 per share was approximately $1,677,140.

Number of shares outstanding of the registrant’s common stock, $0.001 par value, outstanding on April 15, 2014: 1,187,956,895.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

Documents Incorporated by Reference: NONE

INDIGO-ENERGY, INC

i

EXPLANATORY NOTE

Indigo-Energy, Inc. (the “Company” or “Indigo” or “We”) is filing this comprehensive Annual Report on Form 10-K for the fiscal years ended December 31, 2010, 2011 and 2012 and the quarterly periods with respect to each of 2011 and 2012 (the “Comprehensive Form 10-K”) as part of its efforts to become current in its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although the Company has regularly made filings through Current Reports on Form 8-K when deemed appropriate, this Comprehensive Form 10-K is the Company’s first annual periodic filing with the Securities and Exchange Commission (the “Commission”) since the filing of its Annual Report on Form 10-K for the year ended December 31, 2009. Included in this Comprehensive Form 10-K are the Company’s unaudited financial statements for the fiscal years ended December 31, 2010, 2011 and 2012, which have not been previously filed with the Commission.

As explained in more detail herein, on December 23, 2010, the Company entered into an Interim Relief Consent Order with the New Jersey Attorney General’s office (the “Relief Order”). Pursuant to the Relief Order, the Company agreed to accept the appointment of a third-party independent Fiscal Agent by the court who reviewed all of the Company’s books and records and prepared a report to the court. The Fiscal Agent conducted a thorough review and analysis finding no wrongdoing on behalf of the Company.

This Comprehensive Form 10-K includes, in one comprehensive filing, business and financial information of the Company for the periods through the end of the 2012 fiscal year. An annual report on Form 10-K with respect to the year ended December 31, 2013, inclusive of the unaudited quarterly financial information for the periods contained in the fiscal year, will be filed separately as soon as they are completed.

The Comprehensive Form 10-K includes disclosure of material recent developments and events subsequent to December 31, 2012, including a settlement agreement pursuant to which New Hope Partners, LLC entered into a settlement agreement with a receiver for the Company to effectively purchase a majority interest in the Company.

ii

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Indigo-Energy, Inc. (the “Company” or “Indigo” or “We”) was originally incorporated in 1993. In December 2005, following a recapitalization that resulted in a change of control, Indigo was an independent energy company that engaged primarily in the exploration of natural gas and oil in the Appalachian Basin in Pennsylvania, West Virginia, Illinois, and Kentucky through December 2010.  These activities were carried out on leased properties, some of which were proven, primarily through the entry into joint venture and other operating agreements.

In December 2010, the Company’s management was notified by a representative of the New Jersey Attorney General’s Office (“NJAG”) that they were pursuing a civil action against Everett Charles Ford Miller (“Everett Miller”) and related entities alleging violations of securities laws amongst others. At the time of the civil action, Everett Miller was a Board Member of the Company, a significant shareholder, and a significant note holder. On December 17, 2010, the Company was named as a nominal defendant in the civil complaint as a result of Carr Miller Capital’s significant investment in the Company.  At the time, and through the date of this filing, there have been no allegations of wrongdoing on the Company’s part but the complaint does state that the Company was unjustly enriched by the actions of Carr Miller Capital.  The Company had no knowledge of any wrongdoing alleged to have been committed by Everett Miller and a release from the NJAG was ultimately obtained on July 29, 2013.

On December 23, 2010, the Company entered into an Interim Relief Consent Order with the NJAG (the “Relief Order”).  The Relief Order provided that Everett Miller and Hercules Pappas resign from the Company’s Board of Directors, which occurred on December 10 and December 18, 2010 respectively, and that the Company would not transfer any of its assets held or controlled by Everett Miller and related entities without the approval of the NJAG.   The Company also agreed to accept the appointment of a third-party independent Fiscal Agent by the court who shall review all of the Company’s books and records and prepare a report to the court. The Fiscal Agent conducted a thorough review and analysis finding no wrongdoing on behalf of the Company.

As a result of the Interim Relief Consent Order, and the underlying civil action against Everett Miller and related entities, the Company was effectively prevented from raising additional capital necessary to continue its business operations or pay its on-going obligations.

On November 1, 2012, the Superior Court of the State of New Jersey, on behalf of the New Jersey attorney general’s office, appointed a receiver for the Company (see Current Report on Form 8-K filed August 5, 2013). As of the date of this appointment, the Company had defaulted, settled, and / or abandoned all of its previous oil and gas operations; there were no assets, with the exception of illiquid and insignificant deferred debt issuance costs; and total current obligations of approximately $12.5 million.

On July 29, 2013, a group of large equity and debt holders formed a new entity, New Hope Partners, LLC, and entered into a settlement agreement with the receiver to effectively purchase a majority interest in the Company. The closing of the transaction between the receiver and New Hope Partners resulted in a change of control of the Company (for more detail, including the settlement agreement, see Current Report on Form 8-K filed August 5, 2013).

Prior Business

Prior to the Interim Relief Consent and related civil actions noted above, Indigo-Energy Inc. was an independent energy company engaged in the exploration of natural gas and oil. The exploration activities, as discussed as follows, were primarily conducted through acquiring oil and gas leasehold interests and participating in drilling and development operations.

Starting in early 2006, subsequent to the completion of a recapitalization in late 2005, the Company began acquiring oil and gas leasehold interests located in Pennsylvania, West Virginia, Illinois and Kentucky. From 2006 through the third quarter of 2010 the Company acquired oil and gas leasehold improvements with the following carrying values:

	Carrying Value at December 31,
Proved properties:	2009	2010	2011	2012
Indigo - 3 well program in West Virginia (1)	$1,295,270	$1,295,270	$–	–
Tapo - 5 well program in West Virginia (2)	1,531,250	1,531,250	–	–
Dannic - 5 well program in Pennsylvania (3)	856,824	856,824	–	–
P &J - 5 well program in Kentucky (5)	541,800	541,800	–	–
Mid-East - 6 well program in Pennsylvania (3)	1,758,120	1,758,120	–	–
Total proved oil and gas properties, gross	5,983,264	5,983,264	–	–

Impairment allowance	(5,368,985)	(5,368,985)	–	–
Accumulated depletion	(347,643)	(365,426)	–	–
Total proved oil and gas properties, net	$266,636	$248,853	$–	$–

Unproved properties (4)	$3,703,736	$4,821,802	$1,640,350	$–

Asset retirement obligation asset	$200,000	$200,000	$40,000	$–

(1)	Beginning in early 2009, the Indigo well program began significantly underperforming resulting in the Company recognizing significant impairment charges. Throughout most of 2009 and 2010 the wells were stopped for maintenance. In May 2011 the Company determined that it was not going to be able pay the necessary maintenance costs to bring the wells to economically viable production and the well program was abandoned.
(2)	The Tapo well program produced limited amounts of natural gas and was being operated by Tapo Energy. Throughout the period of the operation agreement with Tapo Energy, the Company recognized operating costs and obligations significantly in excess of the revenue produced by the wells. In 2011, as result of the determination that the Company was not going to be able to meet its operating obligations, the Company entered into a settlement agreement with Tapo Energy whereby the Company’s future interests in the well program were reacquired by Tapo Energy in exchange for the forgiveness of outstanding obligations.
(3)	From 2007 through late 2010 most of these wells produced limited amounts of natural gas, but did not result in revenues sufficient to cover the on-going operating costs. As a result, the Company was unable to meet its operating obligations. In May 2011 the Company entered into a settlement agreement with the operator to transfer its interest in any future production in exchange for the forgiveness of its previous and future obligations.
(4)	In July 2012 the Company entered in a settlement agreement to transfer its interest in future production from these properties in exchange for the forgiveness of its previously accrued and unpaid obligations.
(5)	In 2011 the Company abandoned this well program due to its inability to make the necessary expenditures to move the wells into production.

For the periods from the acquisition of the oil and gas leasehold interests beginning in 2006 through December 31, 2012 the Company recognized the following operational activities:

	Gross	Operating	Other	Net
	Revenue	Expenses	Expense, net	Loss

Year ended December 31, 2007	$354,245	$(27,289,734)	$(7,549,636)	$(34,485,125)
Year ended December 31, 2008	676,969	(5,022,803)	(12,738,045)	(17,083,879)
Year ended December 31, 2009	139,765	(4,566,348)	(627,107)	(5,053,690)
Year ended December 31, 2010	155,011	(2,082,177)	(4,221,597)	(6,148,763)
Year ended December 31, 2011	–	(3,105,125)	(1,801,470)	(4,906,595)
Year ended December 31, 2012	–	(21,740)	(1,559,267)	(1,581,007)

Since the Company’s revenues were not sufficient to meet its on-going obligations throughout the period it was engaged in the oil and gas exploration activities, primarily from 2007 to the latter half of 2010, the Company required additional capital resources which took the form of equity and equity linked instruments and debt, inclusive of debt convertible into equity and equity-linked instruments.

From the period beginning with the acquisition of its oil and gas leasehold improvements in 2006 through the end of the revenue generating activities in late 2010, the Company issued approximately 825million shares of common stock primarily for the direct settlement of certain operating obligations; settlement of debt and accrued interest obligations; and cash proceeds of approximately $430,000. The following table is a summary of the Company’s outstanding obligations during the annual periods starting with the first period in which revenue was recognized through December 31, 2010, the last time the Company recognized revenue from its prior operations:

	As of December 31,
	2007	2008	2009	2010
Working capital deficit	$(5,835,576)	$(4,422,717)	$(7,916,760)	$(12,488,670)

Total liabilities	6,364,632	8,248,693	12,641,216	12,570,717

Upon entry into the Relief Order with the New Jersey Attorney General’s Office on December 23, 2010, the Company was unable to raise additional capital from either the issuance of equity and equity-linked instruments or debt, with the exception of small operating advances from related parties to meet its relief order obligations. Correspondingly, from late 2010 through July 2013, the Company was inactive with the exception of settling lease and other operating agreements in default; accruing interest and penalties on outstanding debt in default (all outstanding debt was in default during this period); incurring on-going and unpaid administrative costs at significantly reduced levels; and the issuance of shares of unregistered and restricted common stock to defaulted note holders.

Business

As of December 31, 2012, the Company was inactive and had formally disposed of all of its prior oil and gas leasehold interests and did not have any assets with the exception of illiquid and immaterial unamortized, non-cash debt issuance costs associated with a debt in default controlled by the court appointed receiver. For the three annual periods presented in the financial statements in Part II Item 8, consisting of December 31, 2012, 2011, and 2010, the Company’s activities primarily consisted of accruing administrative costs and interest on obligations in default.

Upon the July 29, 2013 acquisition of the NJAG’s interest in the Company by New Hope Partners, LLC (for more detail, including the settlement agreement, see Current Report on Form 8-K filed August 5, 2013), resulting in a change of control, the Company has been engaged in organizational efforts and re-establishing its regulatory compliance. Subsequent to the Company’s newly established inception date of August 1, 2013, the Company’s objective is to seek the acquisition of, or merger with, an existing operating company.

Geographic Markets

The Company previously engaged in oil and gas exploration activities in several states in the United States. Subsequent to emerging from the court appointed receivership, the Company intends to focus business efforts in the United States.

Competition

The industry in which the Company was previously engaged in is intensely competitive and with other companies that are significantly larger and have greater resources. Many of these companies explore for and produce oil and natural gas and also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis.

Since August 1, 2013, the Company has focused its efforts on re-establishing its regulatory compliance and seeking business opportunities with an existing operating business. The Company’s limited resources and exposure to unknown obligations associated with its previous business activities make it less attractive than other companies seeking similar acquisitions.

Government Regulation

The Company’s previous operations were affected by various governmental laws and regulations. Failure to comply with these laws may result in future obligations that the Company may not be sufficiently indemnified from as part the abandonment and settlement of its previous oil and gas exploration and development activities. These prior activities may result in the Company being subject to administrative, civil and criminal penalties. As of the date of this report, the Company has not received notification of any claims or actions against it by any regulatory agency.

Employees

As of December 31, 2012, the Company did not have any employees.

ITEM 1A. RISK FACTORS

Risks Related to our Business

There may be conflicts of interest between the Company’s management and the non-management stockholders of the Company.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the stockholders of the Company.  A conflict of interest may arise between management's personal pecuniary interest and its fiduciary duty to our stockholders.

In addition, management may become involved with other companies, and in the pursuit of business opportunities, conflicts with such other companies with which it may, in the future, become affiliated may arise.  If the Company and companies that management may become affiliated with desire to take advantage of the same opportunity, then those members of management that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction. Management is not currently seeking, nor is there any plan or arrangement for any member of management to become involved in another company.

The Company has a limited operating history.

The Company had a limited operating history with its prior oil and gas exploration activities and is no longer pursuing those activities. Since being purchased from the court appointed receivership the Company has not actively pursued potential business opportunities. The Company has no revenues or earnings from operations since late 2010 through the date of this report, and there is a risk that the Company will be unable to continue as a going concern and consummate a business combination.  The Company has no significant assets. The Company is incurring operating expenses without corresponding revenues and will continue to do so, at least until the consummation of a merger or other business combination with an operating company. This results in incurring a net operating loss that will increase unless we consummate a business combination with a profitable business. There is no assurance the Company will identify a suitable business opportunity and consummate a business combination, or that any such business will be profitable at the time of its acquisition, or ever.

The Company has incurred and may continue to incur losses.

Since inception in December 2005, through the date of this report, the Company has incurred significant losses and has an accumulated deficit at December 31, 2012 of approximately $94 million.  The Company expects to incur losses at least until the completion of a business combination and perhaps after such a combination as well. There is a risk the Company will never become profitable.

The Company’s business is difficult to evaluate because there is no operating history subsequent to the termination of its prior activities.

The Company has been inactive since late 2010 and does not have any liquid assets.  The Company has no recent operating history nor any material revenues or earnings from operations since inception.

The time and cost of preparing a private company to become a public reporting company may preclude the Company from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company may be subject to further government regulation which would adversely affect operations.

The Company and its management believe that government obligations associated with its prior business have been met and that the termination agreements sufficiently indemnify it from any futures complaints, claims, or monetary damages. Future operations may be subject to additional government regulations which may result in significant barriers to entry or other adverse impacts that may inhibit the Company from having profitable operations.

Our common stock is quoted on the OTC “pink sheets” market which does not provide investors with a meaningful degree of liquidity.

As of the date of this report, the Company is not current with its Exchange Act filing requirements which significantly limits the liquidity of the Company’s common stock. Our common stock is quoted and traded under the symbol “IDGG” on the OTC “pink sheets.” Bid quotations on the pink sheets can be sporadic and the pink sheets do not provide any meaningful liquidity to investors. An investor may find it difficult to dispose of shares or obtain accurate quotations as to the market value of the common stock. Our common stock is not listed on a national stock exchange or an automated quotation system. As a result of this limited trading market, our common stock has fewer market makers, lower trading volumes and larger spreads between bid and asked prices than securities listed on a national stock exchange or automated quotation system would typically have. These factors may result in higher price volatility and less market liquidity for our common stock.

Further, stockholders may not currently rely the exemption from registration provided by Rule 144 of the Securities Act (“Rule 144”), since the Company is not current with its Exchange Act filings. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

We do not expect to be able to access the public U.S. capital markets until all of its periodic reporting with the Commission is up to date.

The Company will be unable to register its common stock with the Commission to access the U.S. public securities markets until it is up to date with respect to its periodic reports and financial statements. This precludes the Company from raising debt or equity financing in registered transactions in the U.S. public capital markets to support current business plans.

There are issues impacting liquidity of our securities with respect to the SEC’s review of any future resale registration statement.

The Company currently does not have any obligations or agreements to register shares of stockholders for resale. In the future, the Company may file a resale registration statement on Form S-1, or some other available form, to register for resale of such shares of Common Stock. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, subsequent events may preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of Common Stock.

In addition, the SEC has disclosed that it has developed internal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a Registration Statement on Form S-3 to register its securities if the issuer’s securities are listed on the Over-the-Counter Bulletin Board or on the OTC Pink Sheets. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act (“Rule 415”), which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer.

The Company’s stock is a penny stock. Trading of the stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell stock.

The Company’s stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The Company’s securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. The Company believes that the penny stock rules discourage investor interest in and limit the marketability of the Company’s common stock.

The Company is controlled by management.

Management and affiliates of management currently beneficially own and vote a majority of the issued and outstanding Common Stock of the Company.  Consequently, management has the ability to influence control of the operations of the Company and, acting together, will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

•	Election of the board of directors (the “Board of Directors”);
•	Removal of directors;
•	Amendment to the Company’s Articles of Incorporation or Bylaws; and
•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

These stockholders have complete control over our affairs. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the Common Stock.

The Company has never paid dividends on its Common Stock.

The Company has never paid dividends on its Common Stock and does not presently intend to pay any dividends in the foreseeable future. The Company anticipates that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

The Company expects to issue more shares in a merger or acquisition, which will result in substantial dilution.

The Articles of Incorporation authorizes the issuance of a maximum of 2,000,000,000 shares of stock, consisting of 2,000,000,000 shares of Common Stock, par value $0.001 (the “Common Stock”), and 100,000,000 shares of Preferred Stock, par value $0.001 per share (the “Preferred Stock”). Any merger or acquisition effected by the Company may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of Common Stock held by the then existing stockholders. Moreover, the Common Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by management, resulting in an additional reduction in the percentage of Common Stock held by then existing stockholders. In addition, the Board of Directors has the sole discretion and power to set the designation, rights and preferences on any shares of Preferred Stock to be issued, which could have the effect of diluting or otherwise impacting the rights of holders of Common Stock. The Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of stockholders will occur and the rights of the holders of Common Stock might be materially adversely affected.

ITEM 2. DESCRIPTION OF PROPERTY

As of December 31, 2012, the Company did not have any owned or leased property. The Company’s previous oil and gas exploration and development operations were conducted primarily on leased property in West Virginia, Kentucky, Pennsylvania, Illinois, and Indiana.

ITEM 3. LEGAL PROCEEDINGS

In December 2010, the Company’s management was notified by a representative of the New Jersey Attorney General’s Office (“NJAG”) that they were pursuing a civil action against Everett Charles Ford Miller (“Everett Miller”) and related entities alleging violations of securities laws amongst others. At the time of the civil action, Everett Miller was a Board Member of the Company, a significant shareholder, and a significant note holder. On December 17, 2010, the Company was named as a nominal defendant in the civil complaint as a result of Everett Miller’s significant investment in the Company.  At the time, and through the date of this filing, there have been no allegations of wrongdoing on the Company’s part but the complaint does state that the Company was unjustly enriched by the actions of Carr Miller Capital.  The Company had no knowledge of any wrongdoing alleged to have been committed by Everett Miller and a release of the Company from this action was ultimately obtained on July 29, 2013.

On December 23, 2010, the Company entered into an Interim Relief Consent Order with the NJAG (the “Relief Order”).  The Relief Order provided that Everett Miller and Hercules Pappas resign from the Company’s Board of Directors, which occurred on December 10 and December 18, 2010 respectively, and that the Company would not transfer any of its assets held or controlled by Everett Miller and related entities without the approval of the NJAG.   The Company also agreed to accept the appointment of a third-party independent Fiscal Agent by the court who shall review all of the Company’s books and records and prepare a report to the court. The Fiscal Agent conducted a thorough review and analysis finding no wrongdoing on behalf of the Company.

On November 1, 2012, the Superior Court of the State of New Jersey, on behalf of the New Jersey attorney general’s office, appointed a receiver for the Company (see Current Report on Form 8-K filed August 5, 2013). As of the date of this appointment, the Company had defaulted, settled, and / or abandoned all of its previous oil and gas operations; there were limited assets, with the exception of illiquid and insignificant deferred debt issuance costs; and total current obligations of approximately $12.5 million.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted and traded under the symbol “IDGG” on the OTC pink sheets (“OTC”).

As of April 15, 2014, the closing price of our common stock was less than the par value of $0.001.

There is a limited trading market for our common stock. There is no assurance that a regular trading market for our common stock will develop or if developed that it will be sustained. Subsequent to the interim period ended September 30, 2010 until the filing of this report, the Company did not provide any financial information and was effectively inactive based on the Company’s agreements with New Jersey Attorney General’s office as described above. Since late 2010 our stock traded for less than $0.01 and throughout much of 2013 was traded at prices below the par value of $0.001. During all quarterly periods for the fiscal years ended December 31, 2010, 2011 and 2012, the completed trading price of our common stock has been below $0.01, and hence, such high and low quarterly quotations or traded prices are not reported in tabular format. (source: www.nasdaq.com).

Based on the quoted trading price of our common stock being under $0.01and the delinquency of meeting our financial reporting requirements, a shareholder in all likelihood, may not be able to deposit shares with a financial institution for resale OTC.

Holders

On April 15, 2014, there were 1,195 holders of record of our common stock.

Dividends

The Company has not paid dividends. There are no plans to pay dividends.

Recent Sales of Unregistered Securities

In January 2010 the Company issued 1,000,000 shares of common stock for consulting services totaling $60,000.

In February 2010 the Company issued 803,137 shares of common stock for legal services totaling $16,063.

In February 2010 the Company issued 54,000,000 shares of common stock for accrued operating obligations totaling $1,350,000.

In February 2010 the Company issued 13,020,000 shares of common stock for the settlement of notes payable totaling $331,700 inclusive of penalty interest of $14,000.

In March 2010 the Company issued 16,980,000 shares of common stock for the settlement of notes payable totaling $424,500.

In March 2010 the Company issued 250,000 shares of common stock for consulting services totaling $35,000.

In March 2010 the Company issued 8,000,000 shares of common stock for the settlement of notes payable and accrued interest totaling $323,123.

In March 2010 the Company issued 8,376,169 shares of common stock as part of a note payable arrangement resulting in the recognition of interest expense totaling $376,928.

In March 2010 the Company issued 14,750,000 shares of common stock as part of a note payable arrangement resulting in the recognition of interest expense totaling $433,803.

In April 2010 the Company issued 20,000,000 shares of common stock for the settlement of notes payable and accrued interest totaling $568,501 and recognized a loss on extinguishment of $331,182.

In April 2010 the Company issued 100,000 shares of common stock for consulting services totaling $6,000.

In May 2010 the Company issued 900,000 shares of common stock for the settlement of notes payable and accrued interest totaling $26,719 and recognized a loss on extinguishment of $43,424.

In June 2010 the Company issued 17,983,333 shares of common stock for the settlement of notes payable totaling $362,000.

In June 2010 the Company issued 250,000 shares of common stock for Board of Director compensation totaling $22,500.

In July 2010 the Company canceled 14,250,000 shares of common stock previously issued as part of a note payable agreement.

In September 2010 the Company issued 29,383,333 shares of common stock for the settlement of notes payable totaling $235,000 and recognized a loss on the settlement of $31,875.

In September 2010 the Company issued 12,300,000 shares of common stock as part of a note payable arrangement and initially recognized deferred loan costs totaling $495,600.

In September 2010 the Company issued 22,154,107 shares of common stock for accrued professional fees totaling $981,099.

In October, 2010 the Company issued 5,000,000 shares of common stock for the settlement of previously accrued professional fees totaling $25,000 and the recognition of financing fees included in interest expense of $37,500.

In November 2010 the Company issued 6,250,000 shares of common stock for the settlement of previously accrued professional fees totaling $25,000 and the recognition of financing fees included in interest expense of $35,000.

In December 2010 the Company issued 750,000 shares of common stock per a forbearance agreement on a promissory note resulting in the recognition of interest expense of $7,500.

In December 2010 the Company issued 5,555,556 shares of common stock for the settlement of previously accrued professional fees totaling $25,000 and the recognition of financing fees included in interest expense of $30,556.

In December 2010 the Company issued 267,074 shares of common stock as interest on previously accrued and unpaid operating obligations resulting in the recognition of interest expense totaling $2,270.

In January 2011 the Company issued 361,699 shares of common stock as interest on previously accrued and unpaid operating obligations resulting in the recognition of interest expense totaling $3,436.

In January 2011 the Company issued 450,000 shares of common stock per the terms of three promissory notes resulting in the recognition of interest expense of $4,050.

In January 2011 the Company issued 5,688 shares of common stock as interest on previously accrued and unpaid operating obligations resulting in the recognition of interest expense totaling $51.

In January 2011 the Company issued 2,829,667 shares of common stock as interest on previously accrued and unpaid operating obligations resulting in the recognition of interest expense totaling $25,467.

In January 2011 the Company issued 1,000,000 shares of common stock as compensation for consulting services totaling $9,000.

In January 2011 the Company issued 7,692,307 shares of common stock for the settlement of previously accrued professional fees totaling $30,000 and the recognition of financing fees included in interest expense of $36,923.

In February 2011 the Company issued 8,955,224 shares of common stock for the settlement of previously accrued professional fees totaling $30,000 and the recognition of financing fees included in interest expense of $28,209.

In March 2011 the Company issued 20,000,000 shares of common stock for conversion from debt to equity of four promissory notes totaling $55,000, the Company also recognized financing fees associated with the conversion of $55,000 included in interest expense.

In March 2011 the Company issued 450,000 shares of common stock per the terms of five promissory notes resulting in the recognition of interest expense of $2,475.

In March 2011 the Company issued 5,000,000 shares of common stock for conversion from debt to equity in a promissory note in the amount of $25,000, the Company recognized a gain on the conversion in the amount of $14,000.

In April 2011 the company issued 11,363,636 shares of common stock for the settlement of previously accrued professional fees totaling $55,000 and the recognition of a gain netted against financing fees included in interest expense of $15,227.

In May 2011 the Company issued 26,183,333 shares of common stock for the settlement of promissory notes totaling $5,000 and the recognition of financing fees included in interest expense of $52,603.

In October 2011 the Company issued 167,000,000 shares of common stock per the terms of six promissory notes totaling resulting in the recognition of interest expense of $751,500.

In December 2011 the Company issued 12,591,332 shares of common stock for interest expense totaling $12,591.

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

Equity Compensation Plan Information

In prior periods the Company issued options to both employees and non-employees under the 2007 Stock Option Plan of Indigo-Energy, Inc. which reserved 40,000,000 shares of common stock pursuant to the issuance of stock options under the Plan. As of December 31, 2012, 2011, and 2010 the Company had 25,000,000 shares of common stock subject to outstanding common stock options with a weighted average exercise price of $0.15. As of December 31, 2012, and the date of this report, 15,000,000 shares of common stock were available for future award grants under the 2007 Stock Option Plan.

In addition, the Company issued warrants to employees and non-employees not reserved under a formal Plan. As of December 31, 2012, and the date of this report, the Company had 38,350,000 warrants outstanding with a weighted average exercise price of $0.02.

The following table sets forth the number of shares of our common stock subject to outstanding common stock options, warrants and stock rights, the weighted average exercise price of outstanding common stock options, warrants and stock rights, and the number of shares remaining available for future award grants under our equity compensation plans as of December 31, 2012:

	Number of Securities to be Issued Upon Exercise of Outstanding Common Stock Options, Warrants	Weighted Average Exercise Price of Outstanding Common Stock Options, Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity plans approved by security holders	25,000,000	$0.15	15,000,000
Equity plans not approved by security holders	38,350,000	$0.02	----
Total	63,350,000		15,000,000

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the years ended December 31, 2010, 2011 and 2012.

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

Overview

From December 2005 through the fourth quarter of 2010 we were an energy Company engaged in the exploration and development of oil and natural gas, primarily on acquired leasehold interests. In the fourth quarter of 2010 through July 29, 2013, the Company was inactive and essentially controlled by the New Jersey Attorney General’s office based its investigation of a significant investor.

As of December 31, 2012, the Company was inactive and had formally disposed of all of its prior oil and gas leasehold interests and did not have any assets with the exception of some immaterial unamortized, non-cash debt issuance costs associated with a debt in default controlled by the court appointed receiver. For the three annual periods presented in the financial statements in Part II Item 8, consisting of December 31, 2012, 2011, and 2010, the Company’s activities primarily consisted of accruing administrative costs and interest on obligations in default.

Upon the July 29, 2013 acquisition of the NJAG’s ownership in the Company by New Hope Partners, LLC (for more detail, including the settlement agreement, see Current Report on Form 8-K filed August 5, 2013), resulting in a change of control, the Company has been engaged in organizational efforts and re-establishing its regulatory compliance. Subsequent to the Company’s newly established inception date of August 1, 2013, the Company’s objective is to seek the acquisition of, or merger with, an existing operating company.

Any change in the Company’s operational activities is heavily dependent upon the ability to raise capital. The current ability to raise capital is severely hampered by the lack of regulatory compliance. While members of New Hope Partners are working diligently towards re-establishing the Company’s compliance, there is a risk that the Company may not be able to achieve success in re-establishing reporting compliance in a timely manner, or if it proves too costly, at all.

The Company currently does not have any full-time employees. Since the emergence from receivership, third party consultants and members of New Hope Partners have carried out the affairs of the Company. One member of New Hope Partners LLC is acting as the interim sole officer and director of the Company.

Results Associated with Settlement and Termination of Prior Operations

The Company’s last recognized revenue was in the fourth quarter of 2010. Revenue recognized for the fiscal year ended December 31, 2010 was approximately $155,000 in comparison to operating expenses of approximately $1.9 million. In late 2010 and into early 2011, the Company’s prior well programs were nearly all “shut-in” for maintenance. Since the Company’s operations were not sufficient to meet it on-going obligation and the Company was effectively prevented from raising additional capital, the required maintenance was not performed, and correspondingly, the Company defaulted on its obligations under the applicable lease or other operating agreements. As of December 31, 2010, the net carrying value of the Company’s previously held proved oil and gas properties was approximately $250,000 (net of previously accrued retirement obligation assets of $160,000), none of which were producing.

During the first three quarters of 2010, the Company was still actively pursuing its oil and gas exploration activities and incurred total operating expenses of approximately $1.9 million. Throughout much of 2010 the Company was able to settle certain of its operating obligations via the issuance of shares of common stock.

As of December 31, 2010, the Company had gross note payable obligations of approximately $10.6 million and an additional $1.0 million of accrued interest on the notes payable, most of which were in default. Most of the notes carried significant default penalty provisions.

During the year ended December 31, 2010 the Company recognized approximately $3.6 million of interest and other financing costs associated with the issuance, settlement, and accrual of interest on outstanding notes payable. The Company was able to settle certain outstanding obligations via the issuance of shares of common stock during the year ended December 31, 2010, but was required to do so at a discount in most cases resulting in additional loss recognition totaling approximately $1.2 million.

Starting in late 2010 and into 2011, the Company was in default in most of its operating obligations and began formalizing settlement and termination agreements with its former operating partners. In 2011, the Company entered into agreements with all of the operators or landowners of its proved properties. The agreements substantially consisted of the Company exchanging its rights to any future revenues produced on the applicable property for the release from payment of the previously accrued operational expenses. Since the accrued expenses associated with the Company’s former operations exceeded the carrying values of the proved properties on the settlement dates, the Company recognized a gain of approximately $338,000 for the year ended December 31, 2011. In addition, the Company recognized an impairment loss on its unproved oil and gas properties of $2,883,033.

Associated with settlement of the majority of the Company’s prior operations during the year ended December 31, 2011, the Company incurred operating expenses of approximately $560,000 (net of the gain recognized above) made up of professional fees of approximately $315,000 and other general and administrative costs of approximately $79,000.

In 2011, the Company was able to raise approximately $365,000 from additional notes payable with related parties, consisting of the eventual members New Hope Partners, to pay certain expenses critical to the Company’s existence. In addition, the Company’s note payable obligations totaling over $10.2 million remained outstanding and in default. In 2011, the Company recognized approximately $3.1 million in interest and financing expense.

The Company’s management analyzed a substantial portion of the its accrued expenses as of December 31, 2011 and determined that approximately $1,092,000 of previously recognized costs no longer met the recognition criteria resulting the recognition of a non-cash gain of approximately $1,092,000. Additionally, since the Company’s common stock was trading at less its par value and the substantial restrictions placed on new issuances, the previously recognized derivative liabilities had an estimated fair value of zero at December 31, 2011 resulting in the recognition of a gain on the change in the fair value of approximately $212,000.

In 2012, the Company entered into a final settlement agreement associated with its previously held unproved property interests resulting in the Company having no assets as of December 31, 2012 with the exception of an illiquid and immaterial amount of unamortized deferred debt issuance costs associated with a note payable in default. Similar to the settlements of the proved properties in 2011, the settlement was the result of an exchange of the Company’s rights to any future revenues from the properties for the release of previously accrued operating obligations resulting in no recognition of any additional gain or loss.

Throughout 2012, the Company’s note payable obligations remained outstanding in default. As a result, the Company recognized approximately $2.2 million of interest expense for the year ended December 31, 2012.

The Company’s management analyzed a substantial portion of the its accrued expenses as of December 31, 2012 and determined that approximately $664,000 of previously recognized costs no longer met the recognition criteria resulting the recognition of a non-cash gain of approximately $664,000.

Since the Company was effectively inactive from the fourth quarter of 2010 through July 29, 2013, the Company’s management does not believe that any of the results above are indicative of any potential future operations subsequent to the new inception date of August 1, 2013.

Quarterly Results

Since the Company did not file any of its quarterly reports for the years ended December 31, 2012 or 2011, the following tables the quarterly comparisons of the results of operations for these periods, inclusive of the 2010 quarterly information as previously filed through September 30, 2010:

	For the Three Months Ended			For the Three Months Ended
	March 31,	March 31,		March 31,	March 31,
	2012	2011	Change	2011	2010	Change
Net revenues	$–	$–	$–	$–	30,372	(30,372)

Operating Expenses
Operating expenses	–	–	–	–	16,950	(16,950)
Depletion	–	–	–	–	6,024	(6,024)
General and administrative	21,740	–	21,740	–	568,422	(568,422)
Professional fees	–	80,000	(80,000)	80,000	–	80,000

Other income (expense)
Loss on change of fair value of derivatives	–	–	–	–	(579,409)	(579,409)
Loss on settlement of obligations	–	–	–	–	(1,126,685)	(1,126,685)
Financing expense	–	(150,611)	(150,611)	(150,611)	(101,260)	49,351
Interest expense	(535,246)	(620,019)	(84,773)	(620,019)	(1,043,699)	(423,680)

The Company recognized immaterial revenues during the three months ended March 31, 2010 and did not recognize any revenue in any period subsequent to December 31, 2010 due the disposal and abandonment of the Company’s prior oil and gas exploration and development operations.

The changes in the general and administrative expenses relate to the Company still pursuing it oil and gas business activities during 2010 while being inactive for much of 2011 and 2012. The amounts incurred in 2012 related to non-recurring travel and other administrative costs associated with the negotiations of the disposal of the Company’s unproved properties finalized in the third quarter of 2012. Additionally, during 2010 the Company included professional fees in general and administrative expenses rather than the presentation in subsequent periods. The amounts recognized for the periods above are reflective of level of activity of the Company as noted throughout this document.

The changes in the fair value of derivatives is based on the Company’s prior exposure to potentially having to issue an unlimited number of shares in the event certain notes payable were converted. The changes are the result of the changes in the Company’s quoted market prices. In subsequent periods, the value of the derivatives went to zero based on the stock price being less $0.001 and the remote likelihood of conversion of the instruments.

Throughout the quarterly periods, the Company continued to accrue interest on its outstanding note payable obligations that were all in default as of December 31, 2012 or sooner. In addition, the Company had certain debt with recognized discounts and the amortization of these discounts results in fluctuations in interest expense during the periods presented based on the applicable terms. Financing expenses for the periods presented primarily represent the issuance of equity or equity-linked instruments issued with notes payable or conversion features with an estimated fair value in excess of the proceeds received.

	For the Three Months Ended			For the Three Months Ended
	June 30,	June 30,		June 30,	June 30,
	2012	2011	Change	2011	2010	Change
Net revenues	$–	$–	$–	$–	99,599	(99,599)

Expenses
Operating expenses	–	36,591	(36,591)	36,591	26,538	10,053
Depletion	–	–	–	–	7,698	(7,698)
General and administrative	–	78,835	(78,835)	78,835	626,660	(547,825)
Professional fees	–	218,727	(218,727)	218,727	–	218,727
(Gain) loss on abandonment of assets	–	(155,000)	(155,000)	(155,000)	–	155,000

Other income (expense)
Interest expense	(551,748)	(536,384)	15,364	(536,384)	(434,588)	101,796
Financing expense	–	(12,376)	(12,376)	(12,376)	(9,811)	2,565
Gain (loss) of settlement of obligations	–	823,079	(823,079)	823,079	(376,766)	1,199,845
Change in fair value of derivatives	–	–	–	–	876,708	(876,708)

The Company recognized immaterial revenues during the three months ended June 30, 2010 and did not recognize any revenue in any period subsequent to December 31, 2010 due the disposal and abandonment of the Company’s prior oil and gas exploration and development operations.

The changes in the general and administrative expenses relate to the Company still pursuing it oil and gas business activities during 2010 while being inactive for much of 2011 and 2012. Additionally, during 2010 the Company included professional fees in general and administrative expenses rather than the presentation in subsequent periods. The amounts recognized for the periods above are reflective of level of activity of the Company as noted throughout this document.

The changes in the fair value of derivatives is based on the Company’s prior exposure to potentially having to issue an unlimited number of shares in the event certain notes payable were converted. The changes are the result of the changes in the Company’s quoted market prices. In subsequent periods, the value of the derivatives went to zero based on the stock price being less $0.001 and the remote likelihood of conversion of the instruments.

Throughout the quarterly periods, the Company continued to accrue interest on its outstanding note payable obligations that were all in default as of December 31, 2012 or sooner. In addition, the Company had certain debt with recognized discounts and the amortization of these discounts results in fluctuations in interest expense during the periods presented based on the applicable terms. Financing expenses for the periods presented primarily represent the issuance of equity or equity-linked instruments issued with notes payable or conversion features with an estimated fair value in excess of the proceeds received.

	For the Three Months Ended			For the Three Months Ended
	September	September		September	September
	30, 2012	30, 2011	Change	30, 2011	30, 2010	Change
Net revenues	$–	$–	$–	$–	20,404	(20,404)

Expenses
Operating expenses	–	149,045	(149,045)	149,045	15,273	133,772
Depletion	–	–	–	–	4,061	(4,061)
General and administrative	–	–	–	–	493,457	(493,457)
Professional fees	–	16,000	(16,000)	16,000	–	16,000
(Gain) loss on abandonment of assets	–	–	–	–	–	–

Other income (expense)
Interest expense	(560,957)	(503,472)	57,485	(503,472)	(1,001,642)	(498,170)
Financing expense	–	–	–	–	(3,311)	3,311
Gain (loss) of settlement of obligations	(63,271)	–	63,271	–	(65,000)	65,000
Change in fair value of derivatives	–	–	–	–	313,346	(313,346)

The Company recognized immaterial revenues during the three months ended September 30, 2010 and did not recognize any revenue in any period subsequent to December 31, 2010 due the disposal and abandonment of the Company’s prior oil and gas exploration and development operations.

The changes in the general and administrative expenses relate to the Company still pursuing it oil and gas business activities during 2010 while being inactive for much of 2011 and 2012. Additionally, during 2010 the Company included professional fees in general and administrative expenses rather than the presentation in subsequent periods. The amounts recognized for the periods above are reflective of level of activity of the Company as noted throughout this document.

The changes in the fair value of derivatives is based on the Company’s prior exposure to potentially having to issue an unlimited number of shares in the event certain notes payable were converted. The changes are the result of the changes in the Company’s quoted market prices. In subsequent periods, the value of the derivatives went to zero based on the stock price being less $0.001 and the remote likelihood of conversion of the instruments.

Throughout the quarterly periods, the Company continued to accrue interest on its outstanding note payable obligations that were all in default as of December 31, 2012 or sooner. In addition, the Company had certain debt with recognized discounts and the amortization of these discounts results in fluctuations in interest expense during the periods presented based on the applicable terms. Financing expenses for the periods presented primarily represent the issuance of equity or equity-linked instruments issued with notes payable or conversion features with an estimated fair value in excess of the proceeds received.

	For the Three Months Ended			For the Three Months Ended
	December	December		December	December
	31, 2012	31, 2011	Change	31, 2011	31, 2010	Change
Net revenues	$–	$–	$–	$–	4,636	(4,636)

Expenses
Operating expenses	–	(19,011)	(19,011)	(19,011)	201,512	(220,523)
General and administrative	–	–	–	–	133,335	(133,335)
Professional fees	–	–	–	–	–
Impairment of unproved properties	–	2,883,033	(2,883,033)	2,883,033	–	2,883,033
(Gain) loss on abandonment of assets	–	–	–	–	–	–

Other income (expense)
Interest expense	(574,933)	(531,651)	43,282	(531,651)	(1,145,342)	(613,691)
Financing expense	–	(751,500)	(751,500)	(751,500)	–	751,500
Gain (loss) of settlement of obligations	726,888	269,056	457,832	269,056	361,480	(92,424)
Change in fair value of derivatives	–	212,408	(212,408)	212,408	–	212,408

The Company recognized immaterial revenues during the three months ended December 31, 2010 and did not recognize any revenue in any period subsequent to December 31, 2010 due the disposal and abandonment of the Company’s prior oil and gas exploration and development operations.

The changes in the general and administrative expenses relate to the Company still pursuing it oil and gas business activities during 2010 while being inactive for much of 2011 and 2012. Additionally, during 2010 the Company included professional fees in general and administrative expenses rather than the presentation in subsequent periods. The amounts recognized for the periods above are reflective of level of activity of the Company as noted throughout this document.

As of December 31, 2011 the Company was actively negotiating the settlement of its remaining unproved properties since it did not have the resources to pursue the development of the property. Since the Company determined it to be probable that the disposal of its rights to receive any revenue from the properties was equal to the unpaid outstanding obligations, the Company recognized an applicable impairment charge. As of December 31, 2012 the Company fully disposed of the unproved properties in exchange for the extinguishment of the previously accrued obligations resulting in no recognition of additional gains or losses.

The changes in the fair value of derivatives is based on the Company’s prior exposure to potentially having to issue an unlimited number of shares in the event certain notes payable were converted. The changes are the result of the changes in the Company’s quoted market prices. In subsequent periods, the value of the derivatives went to zero based on the stock price being less $0.001 and the remote likelihood of conversion of the instruments.

Throughout the quarterly periods, the Company continued to accrue interest on its outstanding note payable obligations that were all in default as of December 31, 2012 or sooner. In addition, the Company had certain debt with recognized discounts and the amortization of these discounts results in fluctuations in interest expense during the periods presented based on the applicable terms. Financing expenses for the periods presented primarily represent the issuance of equity or equity-linked instruments issued with notes payable or conversion features with an estimated fair value in excess of the proceeds received.

Liquidity and Capital Resources

Since the inception of the Company’s prior oil and gas exploration and development activities in late 2005 through December 31, 2012, the Company incurred significant working capital deficits resulting in the Company’s need to raise additional funding which was primarily through the issuance of notes payable which remain outstanding and in default.

As of December 31, 2012, the Company did not have any liquid assets and had notes payable in default outstanding of approximately $9.8 million plus an additional accrual of interest total approximately $3.1 million. In addition, the Company had approximately $1.0 million of accounts payable obligations primarily consisting of unpaid professional fees incurred in 2010 and 2011.

Since the Company had no assets, and was under the control of court appointed receiver, the Company did not have the ability to pay any of its then outstanding obligations which remained on the books through much of 2013 and the Company continued to accrue interest on the applicable obligations.

On July 29, 2013 a group of equity and debt holders (“New Hope Partners”) of the Company effectively purchased a majority interest in the Company from the court appointed receiver. Subsequent to acquiring a majority interest in the Company, the members of New Hope Partners and their third party consultants began actively pursuing settlements of the outstanding obligations associated with the previous operations of the Company. Based on the limited resources of the Company, settlement proposals primarily consist of issuing shares of common stock in exchange for cancellation of the outstanding obligation. There can be no assurance that the Company will be successfully in settling these obligations at terms favorable to the Company.

Since August 1, 2013 the members of New Hope Partners have engaged third party consultants to assist in determining the feasibility and cost effectiveness of reestablishing the Company’s regulatory compliance. These activities have been funded through advances from New Hope Partners. Any potential future business operations are dependent upon the ability of the Company raise to additional capital. As of the date of this report, the Company does not have firm funding commitments.

Critical Accounting Policies and Estimates

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These accounting principles require management to use estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period.

During the periods presented, the recognition of interest expense using the effective interest rate method required judgment and estimation. Since the Company did not have traditional financing arrangements available for its operation determining reasonable costs of capital required the use of unobservable inputs. Additionally, some of the notes payable were issued with equity and equity-linked instruments, the value of which were determined using quoted market prices and a Black-Scholes pricing model.

Off Balance Sheet Arrangements

The Company did not have any off balance sheet arrangements as of and for the years ended December 31, 2012, 2011, or 2010.

ITEM 8. FINANCIAL STATEMENTS.

Explanatory Note:

As previously noted, in December 2010 the Company entered into a Relief Order with the New Jersey Attorney General’s Office and subsequently, in November 1, 2012 the Superior Court of New Jersey officially appointed a receiver for the Company. Starting with the Relief Order and through the date of purchase of the Company from the court appointed receiver by new Hope Partners in July 2013, the Company was unable to raise additional capital and, correspondingly, was forced to abandon its prior oil and gas exploration activities, did not retain any employees with the ability to devote the necessary effort to the Company’s affairs, could not meet its obligations to pay its service providers to maintain its regulatory compliance, and defaulted on all of its debt obligations.

The Company’s management, along with the current control group New Hope Partners LLC, have determined that the Company was effectively rendered inactive during the following financial periods presented. In making this determination, the following factors were considered:

For the three annual periods from January 1, 2010 to December 31, 2012, gross receipts from all sources were immaterial in relation to the Company’s current liabilities and working capital deficit. The following table illustrates the Company’s gross receipts in relation to its summarized financial position:

	As of and For the Years Ended December 31,
	2012	2011	2010
Gross oil and gas revenues	$–	$–	$155,011
Gross receipts from debt issuances (1)	21,740	365,000	2,053,817
Total receipts from all sources	$21,740	$365,000	$2,208,828

Total assets (2)	$17,487	$1,723,312	$5,417,627

Working capital deficit	$(12,506,101)	$(12,630,919)	$(12,488,670)

Total liabilities (3)	$12,506,101	$12,630,919	$12,570,717

(1)	All proceeds from debt issuances in 2012 and 2011 were from previous debt holders and members of New Hope Partners, the Company’s control group subsequent to July 31, 2013.
(2)	Total assets in 2011 and 2010 primarily consist of unproven, non-revenue generating oil and gas leasehold interests totaling over $1.6 million and $4.5 million, respectively. The remaining net carrying value of the Company’s proved properties were fully impaired and not revenue producing early in 2011 and fully abandoned as of December 31, 2011. At December 31, 2012 and 2011the Company did not have any current assets.
(3)	Total liabilities include notes payable, all of which are in default at December 31, 2012, and the accrual of interest and penalties. Certain notes payable are held by members of New Hope Partners.

During the three year period ended December 31, 2012, the Company issued a total of 487,705,596 shares of unregistered and restricted common stock, none of which were for cash or issued during the year ended December 31, 2012. Of the total issued during the three year period, 263,882,887 shares of unregistered and restricted common stock issued during the year ended December 31, 2011 were issued for the settlement of penalty interest on debt in default; other unpaid obligations in default; and financing costs to raise capital when the Company’s financial condition was dire, resulting in effective interest rates on certain debt in excess of 150%. Significant unregistered and restricted common stock issuances were made to the members of New Hope Partners, the only investors willing to provide additional capital resources through the periods ended December 31, 2012. Since the Company was not in compliance with its SEC filing requirements, the issued shares have limited to no liquidity. The Company did not purchase any of its stock, grant options convertible into common stock, or levy assessments upon any outstanding stock.

The Company made limited cash expenditures during the periods ended December 31, 2012 and 2011 since it did not have operations and significantly limited ability to raise additional capital. For the periods ended December 31, 2012 and 2011, the Company’s results of operations were materially related to accruing interest and contractual administrative fees; and recognizing the impacts of the settlements of the Company’s previously held oil and gas leasehold interests, and related obligations, mostly by entry into non-cash termination agreements.

During the following periods presented, the Company was prevented from actively pursuing any business activities as the result of its entry into the Relief Order with the New Jersey Attorney General Office and subsequently being held in a court appointed receivership. As a result, the Company has assets at December 31, 2012 of approximately $17,000 of illiquid non-cash deferred loan issuance costs associated with a defaulted debt controlled by the receiver.

As a result of the settlement agreement entered into by New Hope Partners and the court appointed receiver in July 2013, the Company had a change in control. Since the Company is no longer pursuing interests in its prior business activities, the Company’s management has determined its new inception date for accounting purposes is August 1, 2013.

The Company’s shares are not listed on an exchange or are they subject to another governmental authority that requires the furnishing or the publication of audited financial statements.

Based on the facts and circumstances above, the Company was inactive in substance for the following annual periods, correspondingly, the financial statements have been prepared and presented without audit.

FINANCIAL STATEMENT TABLE OF CONTENT

INDIGO-ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011	December 31, 2010
	(unaudited)	(unaudited)	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$–	$–	$–
Prepaid expenses	–	–	82,047

Total current assets	–	–	82,047

Proved oil and gas properties, net	–	–	408,853
Unproved oil and gas properties	–	1,680,350	4,861,802

Other Assets
Deferred debt issuance costs and other assets	17,487	42,962	64,925

Total assets	$17,487	$1,723,312	$5,417,627

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$1,014,585	$977,381	$918,028
Accrued expenses	–	1,846,984	3,115,454
Accrued interest	3,101,607	1,942,823	963,621
Reclamation liability	–	–	309,374
Promissory and other notes payable, net	8,389,909	7,863,731	7,264,240

Total current liabilities	12,506,101	12,630,919	12,570,717

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common stock, $.001 par value, 2,000,000,000 shares authorized and 1,187,956,895 and 1,187,956,895 and 924,074,008 shares issued and outstanding at December 31, 2012 and December 31, 2011 and 2010, respectively	$1,187,956	$1,187,956	$924,074
Additional paid in capital	80,642,231	80,642,231	79,754,035
Accumulated deficit	(94,318,801)	(92,737,794)	(87,831,199)

Total stockholders' equity (deficit)	(12,488,614)	(10,907,607)	(7,153,090)

Total liabilities and stockholders' equity (deficit)	$17,487	$1,723,312	$5,417,627

The accompanying notes are an integral part of these financial statements.

INDIGO-ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,	December 31,	December 31,
	2012	2011	2010
	(unaudited)	(unaudited)	(unaudited)
Revenue

Net revenue	$–	$–	$155,011

Expenses
Operating expenses	–	166,625	260,303
General and administrative	21,740	78,835	459,914
Professional fees	–	314,727	1,361,960
Impairment of unproved oil and gas properties	–	2,883,033	–
(Gain) loss on abandonment of assets	–	(338,095)	–

Total operating expenses	21,740	3,105,125	2,082,177

Gain (loss) from operations	(21,740)	(3,105,125)	(1,927,166)

Other income (expense)
Interest expense	(2,222,884)	(2,191,526)	(3,625,271)
Financing expense	–	(914,487)	–
Gain (loss) of settlement of obligations	663,617	1,092,135	(1,206,971)
Change in fair value of derivatives	–	212,408	610,645

Total other expenses	(1,559,267)	(1,801,470)	(4,221,597)

Net loss	$(1,581,007)	$(4,906,595)	$(6,148,763)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding	1,187,956,895	1,025,864,383	837,668,917

The accompanying notes are an integral part of these financial statements.

INDIGO-ENERGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31

	Common Stock		Paid in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2009	700,251,299	$700,251	$73,349,265	$(81,682,436)	$(7,632,920)

Common stock issued for services in January 2010 at $0.06 per share	1,000,000	1,000	59,000	–	60,000

Common stock issued for services in February 2010 at $0.02 per share	803,137	803	15,260	–	16,063

Common stock issued for accrued operating obligations in February 2010 at $0.03 per share	54,000,000	54,000	1,296,000	–	1,350,000

Common stock issued for notes payable and interest in February 2010 at $0.03 per share	13,020,000	13,020	318,680	–	331,700

Common stock issued for notes payable and interest in March 2010 at $0.03 per share	16,980,000	16,980	407,520	–	424,500

Common stock issued for notes payable and interest in March 2010 at $0.04 per share	8,000,000	8,000	315,123	–	323,123

Common stock issued for notes payable and interest in March 2010 at $0.05 per share	8,376,169	8,376	368,552	–	376,928

Common stock issued for debt issuance costs in March 2010 at $0.04 per share	14,750,000	14,750	419,053	–	433,803

Common stock issued for services in March 2010 at $0.14 per share	250,000	250	34,750	–	35,000

Common stock issued for notes payable and interest in April 2010 at $0.04 per share	20,000,000	20,000	879,683	–	899,683

Common stock issued for services in April 2010 at $0.06 per share	100,000	100	5,900	–	6,000

Common stock issued for notes payable and interest in May 2010 at $0.08 per share	900,000	900	69,243	–	70,143

Common stock issued for services in June 2010 at $0.09 per share	250,000	250	22,250	–	22,500

Common stock issued for notes payable and interest in June 2010 at $0.02 per share	17,983,333	17,983	344,017	–	362,000

Cancellation of shares issued for notes payable	(14,250,000)	(14,250)	–	–	(14,250)

Common stock issued for services in September 2010 at $0.04 per share	22,154,107	22,154	958,945	–	981,099

Common stock issued for notes payable and interest in September 2010 at $0.01 per share	29,383,333	29,383	237,492	–	266,875

Common stock issued for debt issuance costs in September 2010 at $0.04 per share	12,300,000	12,300	483,300	–	495,600

Common stock issued for settlement of professional fees in October 2010 at $0.01 per share	5,000,000	5,000	57,500	–	62,500

Common stock issued for settlement of professional fees in November 2010 at $0.01 per share	6,250,000	6,250	53,750	–	60,000

Common stock issued for notes payable and in December 2010 at $0.01 per share	750,000	750	6,750	–	7,500

Common stock issued for settlement of professional fees in December 2010 at $0.01 per share	5,555,556	5,556	50,000	–	55,556

Common stock issued for services in December 2010 at $0.01 per share	267,074	267	2,003	–	2,270

Net Loss	–	–	–	(6,148,763)	(6,148,763)

The accompanying notes are an integral part of these financial statements.

INDIGO-ENERGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31

(CONTINUED)

	Common Stock		Paid in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2010	924,074,008	$924,074	$79,754,035	$(87,831,199)	$(7,153,090)

Common stock issued for services in January 2011 at $0.01 per share	361,699	362	3,074	–	3,436

Common stock issued for notes payable in January 2011 at $0.10 per share	450,000	450	3,600	–	4,050

Common stock issued for services in January 2011 at $0.01 per share	5,688	6	45	–	51

Common stock issued for services in January 2011 at $0.01 per share	2,829,667	2,830	22,637	–	25,467

Common stock issued for services in January 2011 at $0.01 per share	1,000,000	1,000	8,000	–	9,000

Common stock issued for settlement of professional fees in January 2011 at $0.01 per share	7,692,307	7,691	59,232	–	66,923

Common stock issued for settlement of professional fees in February 2011 at $0.01 per share	8,955,225	8,955	49,254	–	58,209

Common stock issued for notes payable in March 2011 at $0.01 per share	20,450,000	20,450	92,025	–	112,475

Common stock issued for notes payable in March 2011 at $0.01 per share	5,000,000	5,000	6,000	–	11,000

Common stock issued for settlement of professional fees in April 2011 at $0.01 per share	11,363,636	11,364	28,409	–	39,773

Common stock issued for notes payable in May 2011 at $0.01 per share	26,183,333	26,183	31,420	–	57,603

Common stock issued for notes payable in October 2011 at $0.01 per share	167,000,000	167,000	584,500	–	751,500

Shares issued for interest in December 2011	12,591,332	12,591	–	–	12,591

Net Loss	–	–	–	(4,906,595)	(4,906,595)

Balance, December 31, 2011	1,187,956,895	$1,187,956	$80,642,231	$(92,737,794)	$(10,907,607)

Net Loss				(1,581,007)	(1,581,007)

Balance, December 31, 2012	1,187,956,895	$1,187,956	$80,642,231	$(94,318,801)	$(12,488,614)

The accompanying notes are an integral part of these financial statements.

INDIGO-ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,	December 31,	December 31,
	2012	2011	2010
	(unaudited)	(unaudited)	(unaudited)
Cash Flows from Operating Activities

Net loss	$(1,581,007)	$(4,906,595)	$(6,148,763)

Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	–	37,954	404,770
(Gain) loss on abandonment of assets	–	(338,095)	–
Non-cash finance fees	–	914,487	609,083
Gain on change in fair value of derivatives	–	(212,408)	(610,645)
Debt discount and deferred issuance cost amortization	987,230	1,033,121	2,091,219
Impairment of unproved oil and gas properties	–	2,883,033	–
Depletion	–	–	17,782
(Gain) loss on settlement of obligations	(663,617)	(1,092,135)	1,628,451
Change in accounts receivable	–	–	7,960
Change in prepaid expenses	–	43,545	(43,545)
Change in accounts payable	–	(59,353)	(1,985,626)
Change in accrued expenses	–	185,632	2,439,043
Change in accrued interest	1,235,654	1,145,814	523,272

Net cash used in operating activities	(21,740)	(365,000)	(1,066,999)

Cash Flows from Investing Activities
Increase in reclamation bond obligation	–	–	(279,794)
Acquisition of unproved oil and gas properties	–	–	(1,118,066)

Net cash used in investing activities	–	–	(1,397,860)

Cash Flows from Financing Activities
Proceeds from promissory and other notes payable	21,740	365,000	2,053,817

Net cash provided by financing activities	21,740	365,000	2,053,817

Net increase in cash and cash equivalents	–	–	(411,042)

Cash and cash equivalents at beginning of the period	–	–	411,042

Cash and cash equivalents at end of the period	$–	$–	$–

Supplementary Disclosures of Cash Flow Information

Cash paid for income taxes	$–	$–	$–
Cash paid for interest	$–	$–	$–

Non-Cash Investing and Financing Activities

Non-cash settlement of promissory and other notes and accrued interest	$534,187	$833,279	$–

Common stock issued for settlement of promissory notes	$534,187	$110,000	$3,054,952

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

NOTE 1 - DESCRIPTION OF BUSINESS

Indigo-Energy, Inc. (the “Company” or “Indigo” or “We”) was originally incorporated in 1993. In December 2005, following a recapitalization that resulted in a change of control, Indigo was an independent energy company that engaged primarily in the exploration of natural gas and oil in the Appalachian Basin in Pennsylvania, West Virginia, Illinois, and Kentucky through December 2010.  These activities were carried out on leased properties, some of which were proven, primarily through the entry into joint venture and other operating agreements.

Upon the July 29, 2013 change in control and emergence from the New Jersey Superior court appointed receivership, the Company has been engaged in organizational efforts and re-establishing its regulatory compliance. Subsequent to the Company’s newly established inception date of August 1, 2013, the Company’s objective is to seek the acquisition of, or merger with, an existing operating company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements have not been audited.

Consolidated Financial Statements

The consolidated financial statements include the accounts of Indigo and Indigo Energy Partners, LP (“Indigo LP”).   All intercompany transactions and balances have been eliminated in consolidation.

Exploration Stage Enterprise

For the periods presented, the Company was not considered an exploration stage enterprise as defined by GAAP. Subsequent to December 31, 2012, the Company re-entered the exploration / development stage since all of the prior business activities were abandoned and settled as of December 31, 2012.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management periodically reviews its estimates, including those related to the impairment and abandonment of its oil and gas leasehold interests, and the recognition of certain debt discount amortization with estimated effective interest rates, and the valuation of restricted equity instruments in an illiquid market. Actual results could differ from those estimates.

Oil and Gas Properties

The Company accounted for oil and gas properties and interests under the full cost method. Under the full cost method, all acquisition, exploration and development costs incurred for the purpose of finding oil and gas are capitalized and accumulated in pools on a country-by-country basis. The prior exploration activities were only in the United States and therefore utilized a single cost center.

Capitalized costs include the cost of drilling and equipping productive wells, including the estimated costs of dismantling and abandoning these assets, dry hole costs, lease acquisition costs, seismic and other geological and geophysical costs, delay rentals and costs related to such activities. Employee costs associated with production and other operating activities and general corporate activities were expensed in the period incurred. During the year ended December 31, 2011, all proven properties were either fully impaired or abandoned.

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

In situations where the existence of proved reserves has not yet been determined, unevaluated property costs remain capitalized in unproved property cost centers until proved reserves have been established, exploration activities cease or impairment and reduction in value occurs. If exploration activities result in the establishment of a proved reserve base, amounts in the unproved property cost center are reclassified as proved properties and become subject to amortization and the application of the ceiling test. When it is determined that the value of unproved property costs have been permanently diminished (in part or in whole) based on the impairment evaluation and future exploration plans, the unproved property cost centers related to the area of interest are impaired, and accumulated costs charged against earnings. As of December 31, 2012, the Company’s unproved properties were full abandoned.

Revenue Recognition

Oil and gas revenues were recognized when production was sold to a purchaser at a fixed or determinable price, when delivery occurred and title transferred, and the collection was probable. When the Company had an interest in a property with operators, it used the sales method of accounting for its oil and gas to its customers, which was different from its net working interest in field production. The Company’s revenue producing activities ceased in the fourth quarter of 2010.

Asset Retirement Obligations

The Company previously recognized liabilities for retirement obligations associated with tangible long-lived assets, such as producing well sites, and natural gas processing plants. The initial measurement of the asset retirement obligation was to record a separate liability at its fair value with an offsetting asset retirement cost recorded as an increase to the related property and equipment on the consolidated balance sheet.

The previously recognized retirement obligations and assets were settled in December 31, 2012 and 2011 upon the entry into individual settlement agreements with the Company’s former operating partners. As of December 31, 2012, the Company’s management believes it does not have any remaining retirement obligations associated with its former operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand. The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. The Company did not have any cash or cash equivalents at December 31, 2012, 2011 or 2010.

Fair Value Measurements

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Financial assets are marked to bid prices and financial liabilities are marked to offer prices.  The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.  In addition, the fair value of liabilities should include consideration of non-performance risk, including the party’s own credit risk.

Fair value measurements do not include transaction costs.  A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values.  Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Financial Instruments

The carrying value of certain notes payable is recorded at face value less unamortized discounts using the effective interest rate method.

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

Stock-Based Compensation

In prior periods the Company issued equity and equity linked instruments to employees and non-employees. For stock-based transactions, compensation expense is recognized over the requisite service period, which is generally the vesting period, based on the computed fair value on the grant date of the award.

Loss Per Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Dilutive loss per share includes additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not antidilutive.

NOTE 3 - GOING CONCERN

Through late calendar 2010, the Company was engaged in the exploration and development of oil and gas resources. Through the year ended December 31, 2010 the Company generated revenues significantly deficient of its ability to meet its operating obligations resulting in the incurrence of significant amounts of additional debt.

From late 2010 through the period ended December 31, 2012 and up to July 29, 2013, the Company’s assets and capital raising ability were effectively frozen by way of a relief order with the New Jersey Attorney General’s office and eventual court ordered receivership through July 29, 2013. For most of these periods the Company was inactive with the exception of incurring interest on its debt obligations, all of which were in default; accruing other unpaid administrative fees; and recognizing the impacts of settlement agreements entered into with its former oil and gas operating partners.

Subsequent to the emergence from receivership on July 29, 2013 the Company plans to raise funds from private offerings of equity as applicable and pursue entry into a business agreement with an operating entity. Since the Company does not have any firm funding commitments, and no operations, there is a substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - OIL AND GAS PROPERTIES

As of December 31, 2012, due to lack of funding, the Company had fully and formally abandoned all of its prior oil and gas exploration and development activities. During the year ended December 31, 2011, the Company had fully abandoned all of its previously impaired proved properties.

The following is a summary of our prior oil and gas interests and operations, which ceased revenue generation in late 2010:

Proved properties:	2010	2011	2012
Indigo - 3 well program in West Virginia (1)	$1,295,270	$–	$–
Tapo - 5 well program in West Virginia (2)	1,531,250	–	–
Dannic - 5 well program in Pennsylvania (3)	856,824	–	–
P &J 5 - well program in Kentucky (5)	541,800	–	–
Mid-East - 6 well program in Pennsylvania (3)	1,758,120	–	–
Total proved oil and gas properties, gross	5,983,264	–	–

Impairment allowance	(5,368,985)	–	–
Accumulated depletion	(365,426)	–	–
Total proved oil and gas properties, net	$248,853	$–	$–

Unproved properties (4)	$4,821,802	$1,640,350	$–

Asset retirement obligation asset	$200,000	$40,000	$–

(1)	Beginning in early 2009, the Indigo well program began significantly underperforming resulting in the Company recognizing significant impairment charges. Throughout most of 2009 and 2010 the wells were stopped for maintenance. In May 2011 the Company determined that it was not going to be able pay the necessary maintenance costs to bring the wells to economically viable production and the well program was abandoned. The entire carrying amount of this program was included in the impairment allowance as of December 31, 2010.
(2)	The Tapo well program produced limited amounts of natural gas and was being operated by Tapo Energy. Throughout the period of the operation agreement with Tapo Energy, the Company recognized operating costs and obligations significantly in excess of the revenue produced by the wells. In 2011, as result of the determination that the Company was not going to be able to meet its operating obligations, the Company entered into a settlement agreement with Tapo Energy whereby the Company’s future interests in the well program were reacquired by Tapo Energy in exchange for the forgiveness of outstanding obligations due to Tapo of approximately $432,000. The Company recognized a loss of $248,853 associated with the settlement agreement with Tapo Energy and abandonment of the well program included in gain of abandonment in the accompanying statement of operations.
(3)	From 2007 through late 2010 most of these wells produced limited amounts of natural gas, but did not result in revenues sufficient to cover the on-going operating costs. As a result, the Company was unable to meet its operating obligations. In May 2011 the Company entered into a settlement agreement with the operator to transfer its interest in any future production in exchange for the forgiveness of its previous and future obligations. On the date of settlement, the Company’s accrued obligations that were forgiven exceeded the carrying value of the proved property resulting in the recognition of a gain of $155,000 included in gain of abandonment in the accompanying statement of operations.
(4)	In July 2012 the Company entered in a settlement agreement to transfer its interest in future production from these properties in exchange for the forgiveness of its previously accrued and unpaid obligations. During the year ended December 31, 2011 the Company recognized an impairment loss of $2,883,033 associated with the estimated fair value of its unproved properties.
(5)	In 2011 the Company abandoned this well program due to its inability to make the necessary expenditures to move the wells into production.

NOTE 5 - NOTES PAYABLE

Notes payable consist of the following:

	2012	2011	2010

Convertible note payable, original issue date in 2006, nominal interest rate of 8%, original maturity in October 2009	$–	$–	$666,667

Convertible note payable, original issue date in 2010, nominal interest rate of 9%, original maturity in June 2011	500,000	500,000	500,000

Note payable, original issue date in 2007 and 2008, nominal interest rate of 9%, original matured 2010	565,000	565,000	565,000

Note payable - related party, original issue date in 2010, nominal interest rate of 10%, original maturity in March 2014	8,376,169	8,376,169	8,376,169

Note payable, original issue date in 2008, nominal interest rate of 10%, original maturity in July 2012	75,000	75,000	75,000

Note payable, original issue date in 2010, nominal interest rate of 9%, original maturity in July 2012	–	457,317	457,317

Note payable - related party, original issue date in 2011, nominal interest rate of 10%, due on demand	255,000	255,000	–

Note payable - related party, original issue date in 2012, nominal interest rate of 10%, due on demand	21,740	–	–

Total Notes payable, gross	9,792,909	10,228,486	10,640,153
Unamortized discounts	(1,403,000)	(2,364,755)	(3,375,913)

Total Notes payable, net	$8,389,909	$7,863,731	$7,264,240

Accrued interest	$3,101,607	$1,942,823	$963,621

Total interest expense	$2,222,884	$2,191,526	$3,625,271

Discount amortization included in interest expense	$961,755	$1,011,158	$927,173

As of December 31, 2012 the Company was in default on all of its note payable obligations, correspondingly, all obligations have become due on demand and are classified as current in the in the accompanying balance sheet. At December 31, 2012 and 2011 notes payable totaling $276,740 and $255,000 were held by members of New Hope Partners, the Company’s control group as of August 1, 2013. In addition, in August 2013, the members of New Hope Partners obtained an 88% beneficial interest in notes payable with an undiscounted principal balance of $8,376,169 at December 31, 2012.

As part of the final settlement of the Company’s former oil and gas exploration business associated with its previously held unproven oil and gas properties, holders of notes totaling $457,317 agreed to forgive their obligations in exchange for the Company giving up its right to any future revenue generated from the property. During the year ended December 31, 2012 the Company recognized the settlement of $534,187 related to these notes, inclusive of the previously accrued interest of $76,870.

During the year ended December 31, 2011, the Company issued notes payable totaling $365,000 a majority of which were to members of New Hope Partners. In connection with the notes payable issuances, and due to the dire financial position of the Company, the Company issued 178,300,000 shares of common stock along with the notes resulting in the recognition of financing fees included in other expense of $914,487. During the year ended December 31, 2011 the Company settled $110,000 of these obligations via the issuance of 40,333,333 shares of common stock. Since the common stock was issued at a discount to the estimated fair value, the Company recognized losses totaling $44,733 associated with these debt conversions.

During 2011, the Company determined that convertible notes with a gross balance of $666,667 were no longer valid obligations of the Company based on a lapse in the statute of limitations and repeated attempts to enter into a settlement agreement with the creditor. The Company recognized a gain of $833,279, inclusive of previously accrued interest of $166,612, included in gain on settlement of obligations in the statement of operations.

During 2009, the Company determined that certain of its outstanding convertible notes were potentially convertible into an unlimited number of shares which would exceed the number of shares the Company was authorized to issue. This determination resulted in the conversion features and other equity-linked instruments outstanding being reclassified from equity to liabilities. As of December 31, 2009, the Company recognized a derivative liability with an estimated fair value of $310,789. The Company valued the derivative liability using a Black-Scholes option pricing model and Level 3 inputs within the fair value hierarchy. During the year ended December 31, 2010 the Company recognized a gain of $610,645 associated with the decline of the fair value of its derivative liabilities to $212,408 as of December 31, 2010. The decline in fair value was primarily associated with the decline in the Company’s stock price, resulting in a significant portion of the conversion features and other equity-linked instruments having no intrinsic value. For the year ended December 31, 2011 the Company recognized an additional gain on the change in the fair value of the derivative liabilities of $212,408 since it was determined the conversion features and other equity-linked instruments did not have any fair value. This determination was made based on Level 3 inputs including an analysis of the Company’s financial position and inactivity, the significant restrictions on the underlying stock since the Company was out of compliance with its filing requirements, and the Company taken as a whole having no assets and little to no market value.

NOTE 6 - PRIOR PERIOD ADJUSTMENT

During the preparation of the financial statements for the periods presented, the Company discovered notes payable of $75,000 and accrued interest of $14,220 that have been outstanding since 2008 that did not appear to be appropriately recognized. In order to recognize this obligation, along with the previously accrued interest to December 31, 2009, the Company adjusted its previously stated accumulated deficit at December 31, 2009.

In addition, in periods prior to those presented, the Company recognized preferred stock dividends totaling $451,508 that were previously included in accumulated deficit. As the Company cannot pay dividends out of accumulated deficits under Nevada laws, the dividends were reclassified to a reduction of additional paid-in capital in the accompanying financial statements.

The above adjustments resulted in a reduction of $362,288 to the Company’s previously stated accumulated deficit at December 31, 2009 of $82,044,724 to $81,682,436.

NOTE 7 - RELATED PARTY TRANSACTIONS

Throughout the period of the Company’s previous oil and gas exploration activities, transactions with its joint venture and other operating partners were previously disclosed as related party transactions. In addition, the Company entered into significant transactions with its significant debt and equity investors. Subsequent to the acquisition of a majority interest in the Company by New Hope Partners LLC, the Company has determined the members of New Hope Partners are related parties. See Note 5 for a description of the material transactions with the members of New Hope Partners.

NOTE 8 - STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2012, 2011 and 2010 the Company had 1,187,956,895 and 903,701,378 and 903,701,378 shares of common stock issued and outstanding.

In January 2010 the Company issued 1,000,000 shares of common stock for consulting services totaling $60,000.

In February 2010 the Company issued 803,137 shares of common stock for legal services totaling $16,063.

In February 2010 the Company issued 54,000,000 shares of common stock for accrued operating obligations totaling $1,350,000.

In February 2010 the Company issued 13,020,000 shares of common stock for the settlement of notes payable totaling $331,700 inclusive of penalty interest of $14,000.

In March 2010 the Company issued 16,980,000 shares of common stock for the settlement of notes payable totaling $424,500.

In March 2010 the Company issued 250,000 shares of common stock for consulting services totaling $35,000.

In March 2010 the Company issued 8,000,000 shares of common stock for the settlement of notes payable and accrued interest totaling $323,123.

In March 2010 the Company issued 8,376,169 shares of common stock as part of a note payable arrangement resulting in the recognition of interest expense totaling $376,928.

In March 2010 the Company issued 14,750,000 shares of common stock as part of a note payable arrangement resulting in the recognition of interest expense totaling $433,803.

In April 2010 the Company issued 20,000,000 shares of common stock for the settlement of notes payable and accrued interest totaling $568,501 and recognized a loss on extinguishment of $331,182.

In April 2010 the Company issued 100,000 shares of common stock for consulting services totaling $6,000.

In May 2010 the Company issued 900,000 shares of common stock for the settlement of notes payable and accrued interest totaling $26,719 and recognized a loss on extinguishment of $43,424.

In June 2010 the Company issued 17,983,333 shares of common stock for the settlement of notes payable totaling $362,000.

In June 2010 the Company issued 250,000 shares of common stock for Board of Director compensation totaling $22,500.

In July 2010 the Company canceled 14,250,000 shares of common stock previously issued as part of a note payable agreement.

In September 2010 the Company issued 29,383,333 shares of common stock for the settlement of notes payable totaling $235,000 and recognized a loss on the settlement of $31,875.

In September 2010 the Company issued 12,300,000 shares of common stock as part of a note payable arrangement and initially recognized deferred loan costs totaling $495,600.

In September 2010 the Company issued 22,154,107 shares of common stock for accrued professional fees totaling $981,099.

In October, 2010 the Company issued 5,000,000 shares of common stock for the settlement of previously accrued professional fees totaling $25,000 and the recognition of financing fees included in interest expense of $37,500.

In November 2010 the Company issued 6,250,000 shares of common stock for the settlement of previously accrued professional fees totaling $25,000 and the recognition of financing fees included in interest expense of $35,000.

In December 2010 the Company issued 750,000 shares of common stock per a forbearance agreement on a promissory note resulting in the recognition of interest expense of $7,500.

In December 2010 the Company issued 5,555,556 shares of common stock for the settlement of previously accrued professional fees totaling $25,000 and the recognition of financing fees included in interest expense of $30,556.

In December 2010 the Company issued 267,074 shares of common stock as interest on previously accrued and unpaid operating obligations resulting in the recognition of interest expense totaling $2,270.

In January 2011 the Company issued 361,699 shares of common stock as interest on previously accrued and unpaid operating obligations resulting in the recognition of interest expense totaling $3,436.

In January 2011 the Company issued 450,000 shares of common stock per the terms of three promissory notes resulting in the recognition of interest expense of $4,050.

In January 2011 the Company issued 5,688 shares of common stock as interest on previously accrued and unpaid operating obligations resulting in the recognition of interest expense totaling $51.

In January 2011 the Company issued 2,829,667 shares of common stock as interest on previously accrued and unpaid operating obligations resulting in the recognition of interest expense totaling $25,467.

In January 2011 the Company issued 1,000,000 shares of common stock as compensation for consulting services totaling $9,000.

In January 2011 the Company issued 7,692,307 shares of common stock for the settlement of previously accrued professional fees totaling $30,000 and the recognition of financing fees included in interest expense of $36,923.

In February 2011 the Company issued 8,955,224 shares of common stock for the settlement of previously accrued professional fees totaling $30,000 and the recognition of financing fees included in interest expense of $28,209.

In March 2011 the Company issued 20,000,000 shares of common stock for conversion from debt to equity of four promissory notes totaling $55,000, the Company also recognized financing fees associated with the conversion of $55,000 included in interest expense.

In March 2011 the Company issued 450,000 shares of common stock per the terms of five promissory notes resulting in the recognition of interest expense of $2,475.

In March 2011 the Company issued 5,000,000 shares of common stock for conversion from debt to equity in a promissory note in the amount of $25,000, the Company recognized a gain on the conversion in the amount of $14,000.

In April 2011 the company issued 11,363,636 shares of common stock for the settlement of previously accrued professional fees totaling $55,000 and the recognition of a gain netted against financing fees included in interest expense of $15,227.

In May 2011 the Company issued 26,183,333 shares of common stock for the settlement of promissory notes totaling $5,000 and the recognition of financing fees included in interest expense of $52,603.

In October 2011 the Company issued 167,000,000 shares of common stock per the terms of six promissory notes totaling resulting in the recognition of interest expense of $751,500.

In December 2011 the Company issued 12,591,332 shares of common stock for interest expense totaling $12,591.

Stock Options

In prior periods, the Company issued stock options to both non-employees and employees. The options are fully vested and all associated compensation expense was recognized in periods prior to those presented. The stock option grant date fair value was estimated using a Black-Scholes pricing model. No additional options were granted during the years ended December 31, 2012, 2011 and 2010.

As of December 31, 2012 the Company had 25,000,000 stock options outstanding. During the periods presented there were no options granted, exercised, cancelled, or forfeited, correspondingly, no additional compensation expense was recognized for the periods presented. All options outstanding are exercisable and do not have any intrinsic value at December 31, 2012, 2011 and 2010 and are set to expire in October of 2017. At December 31, 2012 the weighted average exercise price of the outstanding options was $0.15 with a weighted average remaining term of 4.83 years.

Warrants

In periods prior to those presented, the Company issued warrants to non-employees primarily in conjunction with notes payable. As of the balance sheet dates contained in these financial statements, the Company had outstanding warrants of 38,350,000. The weighted average exercise price of the outstanding warrants at December 31, 2012, 2011and 2010 was $0.02 with a weighted average remaining term of 4.83 years as of December 31, 2012. The warrants did not have any intrinsic value as of December 31, 2013 and 2012 and were fully vested. Of the outstanding warrants, 37,950,000 are contingently exercisable only in the event that other equity-linked instruments are exercised.

NOTE 9 - INCOME TAXES

Income taxes from continued operations for the years ended December 31, 2012, 2011 and 2010 consist of the following:

	2012	2011	2010
Current:
Federal	$–	$–	$–

Deferred:
NOL Carryforwards	$16,798,000	$15,280,000	$13,612,000
Valuation allowance	(16,798,000)	(15,280,000)	(13,612,000)
Deferred tax assets, net	$–	$–	$–

At December 31, 2012, the Company had federal net operating losses of approximately $39,600,000 which will begin to expire in 2027 and could be subject to certain limitations under section 382 of the Internal Revenue Code.

The Company has provided a full valuation allowance for all periods for its net deferred tax assets as it cannot conclude it is more likely than not that they will be realized.

As of December 31, 2012, 2011, and 2010, the Company did not have any unrecognized tax benefits. The Company's policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. The Company is subject to U.S. federal and state income tax examination for tax years 2009 and forward.

NOTE 10 - QUARTERLY FINANCIAL INFORMATION

During the years ended December 31, 2012 and 2011 the Company did not publish any of its operating results on a quarterly basis. The following provides the balance sheets and income statements for each quarterly period contained in the fiscal years ended December 31, 2012 and 2011:

	BALANCE SHEETS AS OF:

	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
ASSETS

Assets
Unproved oil and gas properties	$1,680,350	$1,680,350	$–	$–

Other Assets
Deferred debt issuance costs and other assets	36,943	30,697	24,215	17,487

Total assets	$1,717,293	$1,711,047	$24,215	$17,487

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$977,381	$977,381	$977,381	$1,014,585
Accrued expenses	1,846,984	1,846,984	764,092	–
Accrued interest	2,244,823	2,554,509	2,787,384	3,101,607
Promissory and other notes payable, net	8,112,698	8,348,514	8,135,927	8,389,909

Total current liabilities	13,181,886	13,727,388	12,664,784	12,506,101

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common stock, $.001 par value, 2,000,000,000 shares authorized and 1,187,956,895 shares issued and outstanding for all quarterly periods during the year ended December 31, 2012.	$1,187,956	$1,187,956	$1,187,956	$1,187,956
Additional paid in capital	80,642,231	80,642,231	80,642,231	80,642,231
Accumulated deficit	(93,294,780)	(93,846,528)	(94,470,756)	(94,318,801)

Total stockholders' equity (deficit)	(11,464,593)	(12,016,341)	(12,640,569)	(12,488,614)

Total liabilities and stockholders' equity (deficit)	$1,717,293	$1,711,047	$24,215	$17,487

	STATEMENTS OF OPERATIONS
	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012

Revenue

Net revenue	$–	$–	$–	$–

Expenses
General and administrative	21,740	–	–	–
(Gain) loss on abandonment of assets	–	–	–	–

Total operating expenses	21,740	–	–	–

Gain (loss) from operations	(21,740)	–	–	–

Other income (expense)
Interest expense	(535,246)	(551,748)	(560,957)	(574,933)
Gain (loss) on settlement of obligations	–	–	(63,271)	726,888

Total other expenses	(535,246)	(551,748)	(624,228)	151,955

Net loss	$(556,986)	$(551,748)	$(624,228)	$151,955

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average shares outstanding	1,187,956,895	1,187,956,895	1,187,956,895	1,187,956,895

	BALANCE SHEETS AS OF:

	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
ASSETS

Current Assets
Prepaid expenses	$82,047	$237,047	$143,599	$–

Proved oil and gas properties, net	408,853	408,853	248,853
Unproved oil and gas properties	4,861,802	4,861,802	4,563,383	1,680,350

Other Assets
Deferred debt issuance costs and other assets	59,736	54,547	48,958	42,962

Total assets	$5,412,438	$5,562,249	$5,004,793	$1,723,312

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$918,028	$977,381	$977,381	$977,381
Accrued expenses	3,055,454	3,000,454	2,923,006	1,846,984
Accrued interest	1,241,194	1,369,208	1,656,115	1,942,823
Reclamation liability	309,374	309,374	–	–
Promissory and other notes payable, net	7,601,497	7,426,399	7,637,375	7,863,731

Total current liabilities	13,125,547	13,082,816	13,193,877	12,630,919

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common stock, $.001 par value, 2,000,000,000 shares authorized and 970,818,594 and 1,008,365,563 and 1,008,365,563 and 1,187,956,895 shares issued and outstanding at March 31, 2011 and June 30, 2011 and September 30, 2011 and December 31, 2011, respectively	$970,818	$1,008,365	$1,008,365	$1,187,956
Additional paid in capital	79,997,902	80,057,731	80,057,731	80,642,231
Accumulated deficit	(88,681,829)	(88,586,663)	(89,255,180)	(92,737,794)

Total stockholders' equity (deficit)	(7,713,109)	(7,520,567)	(8,189,084)	(10,907,607)

Total liabilities and stockholders' equity (deficit)	$5,412,438	$5,562,249	$5,004,793	$1,723,312

	STATEMENTS OF OPERATIONS
	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011

Revenue

Net revenue	$–	$–	$–	$–

Expenses
Operating expenses	–	36,591	149,045	(19,011)
General and administrative	–	78,835	–	–
Professional fees	80,000	218,727	16,000	–
Impairment of unproved oil and gas properties	–	–	–	2,883,033
(Gain) loss on abandonment of assets	–	(155,000)	–	(183,095)

Total operating expenses	80,000	179,153	165,045	2,680,927

Gain (loss) from operations	(80,000)	(179,153)	(165,045)	(2,680,927)

Other income (expense)
Interest expense	(620,019)	(536,384)	(503,472)	(531,651)
Financing expense	(150,611)	(12,376)	–	(751,500)
Gain (loss) on settlement of obligations	–	823,079	–	269,056
Change in fair value of derivatives	–	–	–	212,408

Total other expenses	(770,630)	274,319	(503,472)	(801,687)

Net loss	$(850,630)	$95,166	$(668,517)	$(3,482,614)

Net loss per share - basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average shares outstanding	943,076,088	993,379,957	1,008,365,563	1,151,729,340

NOTE 11 - SUBSEQUENT EVENTS

On July 29, 2013, a group of large equity and debt holders formed a new entity, New Hope Partners, LLC, and entered into a settlement agreement with the Company’s court appointed receiver to effectively purchase a majority interest in the Company from the New Jersey Attorney General. The closing of the transaction between the receiver and New Hope Partners resulted in a change of control of the Company (for more detail, including the settlement agreement, see Current Report on Form 8-K filed August 5, 2013). Since the Company is not pursuing any of its prior activities management has determined the new inception date to be August 1, 2013.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive Officer (who is also our Principal Financial Officer), to allow timely decisions regarding required disclosures. As of the end of the period covered by this Annual Report, management performed, with the participation of our Principal Executive Officer (who is also our Principal Financial Officer), an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Based on this evaluation, our Principal Executive Officer (who is also our Principal Financial Officer) concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective.

(b) MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company in accordance with and as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (“Exchange Act”). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized transactions.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. Management based its assessment on the framework set forth in COSO’s Internal Control – Integrated Framework (1992) in conjunction with Securities and Exchange Commission Release No. 33-8820 entitled "Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities and Exchange Commission". Based on this evaluation, management concluded that internal control over financial reporting was not effective as of December 31, 2012.

As of December 31, 2012 the Company resumed its financial reporting activities that were dormant since the interim period ended September 30, 2010. The Company’s activities were subject to restrictions and limitations during this period due to a Court Order entered by the New Jersey Attorney General’s office based on its investigation of a significant investor, as reported elsewhere in this Annual Report and by the court appointment of a fiscal agent. As a result of the Company’s inactivity for the majority of the periods contained in this report, despite the Company’s efforts to accurately provide information regarding these periods, it is possible that the recognition of certain transactions may have been summarized and reported within the wrong period or not appropriately recognized. The Company is researching its options for remediating these weaknesses and establishing stronger internal control over financial reporting on a cost-effective basis.

(c) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no significant changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

Directors and Executive Officers

Our bylaws provide that we have at least one director, and as of the date this report was filed, our Board consisted of one director. The number of Directors may from time to time be increased or decreased to not less than one nor more than seven (7) by action of the Board of Directors. The Directors shall be elected at the annual meeting of the stockholders and each Director elected shall hold office until his successor is elected and qualified. Directors need not be stockholders. Vacancies in the Board of Directors including those caused by an increase in the number of directors, may be filled by a majority of the remaining Directors, though less than a quorum, or by a sole remaining Director, and each Director so elected shall hold office until his successor is elected at an annual or a special meeting of the stockholders. The holders of two-thirds of the outstanding shares of stock entitled to vote may at any time peremptorily terminate the term of office of all or any of the Directors by vote at a meeting called for such purpose or by a written statement filed with the secretary or, in his absence, with any other officer. Such removal shall be effective immediately, even if successors are not elected simultaneously and the vacancies on the Board of Directors resulting therefrom shall only be filled from the stockholders.

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

No reduction of the authorized number of Directors shall have the effect of removing any Director prior to the expiration of his term of office.

Current Director and Executive Officer

The directors and executive officers of the Company currently serving are as follows:

Name	Age	Office
James C. Walter, Sr.	70	Director, Chief Executive Officer, Chief Financial Officer and Secretary

James C. Walter, Sr.

James C. Walter Sr., age 70, was appointed by the sole remaining Director of Indigo-Energy, Inc. on October 18, 2013 to the offices of President, Chief Financial Officer, Secretary, and sole Director, all of which to serve until replaced by the Board of Directors. Mr. Walter has had a 30 year career as an independent insurance broker and is a shareholder of the Company. Walter Insurance Agency, Inc. was owned and operated by Mr. Walter for 30 years before the company was sold in 2001. Since 2001, Mr. Walter has served as a business consultant. Additionally, Mr. Walter is a member of New Hope Partners LLC, which owns a majority of our outstanding common stock. Mr. Walter has assumed the duties as identified primarily in an interim capacity while the company goes through a restructuring and efforts to become filing and reporting current. In these capacities he has agreed to serve without remuneration or compensation of any kind other than reimbursement of out of pocket expenses relating to the execution of his duties.

Former Directors and Executive Officers

The following individuals do not currently serve as directors or executive officers, but served as Directors and Officers of the Company at some point during the period from January 1, 2010 through December 31, 2012:

Steven P. Durdin

Mr. Steven P. Durdin served as President and as a Director from April 2007 to December 10, 2012. During his tenure with the Company, Mr. Durdin helped raise capital for the Company and personally invested over $1million in the Company.

Stanley L. Teeple

Mr. Stanley L. Teeple resigned as a Director and Chief Financial Officer of the Company effective May 31, 2012. Mr. Teeple currently serves as a consultant to New Hope Partners, LLC, which owns a majority of our outstanding stock. Prior to his service as an executive officer and Director of the Company, Mr. Teeple held numerous senior management positions in a number of public and private companies across a broad spectrum of industries. He also functioned as a turnaround consultant, providing services to various bankruptcy Trustees and Counsel primarily in the Central District of California. These services included interim operator, CEO, CFO, appraisals, plan structuring and various other capacities as required. These situations required delicate negotiations with creditors, vendors, lenders, and the debtors themselves to evolve and maximize the assets of the corporations.

Brad Hoffman

Mr. Hoffman resigned as a Director of the Company from December 2008 to October 2013. Mr. Hoffman launched his career in financing over fifteen years ago as co-founder of Hoffman, Hoffman & Associates (HH&A), a financial services company specific to the financing and factoring markets with clients which included hospitals, surgery centers, manufacturers and transportation companies. Since then, Mr. Hoffman has served as a financial professional in various capacities, including merchant banking, private equity, venture capital, and other financial services. Mr. Hoffman attended UCLA and Pepperdine University and is degreed in Business Science Financing and Management.

Significant Employees / Consultants

•	Stanley L. Teeple – See bio above.
•	Brad Hoffman – See bio above.

Due to having one Board member, the Company does not currently have an Audit Committee or any other standing committee.

Involvement in certain legal proceedings

The information under “Legal Proceedings” under Item 3 in Part 1 is incorporated herein by reference.

Other than such disclosure incorporated herein by reference, no director, person nominated to become a director, executive officer, promoter or control person of the Company has, during the last ten years: (i) been convicted in or is currently subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any Federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our common stock must report on their ownership of the common stock and any changes in that ownership to the Commission. Specific due dates for these reports have been established. Based solely on our review of reports received by us or written representations from the Reporting Persons, we believe that all of the Reporting Persons complied timely with all applicable Section 16(a) filing requirements during the fiscal year ended December 31, 2012.

Code of Ethics

We maintain the Code of Ethics for Senior Financial Officers, which is our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions. A copy may also be obtained without charge upon request by writing to the following address: Corporate Secretary, Indigo-Energy, Inc. 74 N. Pecos Rd. Suite D. Green Valley Pkwy., Suite D, Henderson, Nevada 89074. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our code of ethics by posting the required information on our website, at the address and location specified above.

ITEM 11. EXECUTIVE COMPENSATION

Executives and Directors Compensation

The following table provides certain summary information concerning compensation paid to or accrued by the executive officers named below:

Name ($)	Year ($)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Comp ($)	Non- qualified Deferred Comp. Earnings ($)	All Other Comp. ($)	TOTAL ($)
Steven P. Durdin (1)	2012	–	–	–	–	–	–	–	–
	2011	–	–	–	–	–	–	–	–
	2010	250,000	–	–	–	–	–	–	250,000

Stanley Teeple (2)	2012	–	–	–	–	–	–	–	–
	2011	–	–	–	–	–	–	–	–
	2010	260,000							260,000

(1)	As of December 31, 2012 the Company had $172,500 accrued and unpaid compensation due to Mr. Durdin related to his 2010 compensation. As of December 31, 2010 the Company’s employment agreement with Mr. Durdin expired and due to the Company being inactive the agreement was not renewed and additional compensation was not accrued or paid in 2011 or 2012.

Mr. Durdin resigned as an officer and director of the Company on December 10, 2012.

(2)	As of December 31, 2012 the Company had $290,450 accrued and unpaid compensation due to Mr. Teeple related to his 2010 compensation under a consulting agreement. As of December 31, 2010 the Company’s consulting agreement with Mr. Teeple expired and due to the Company being inactive the agreement was not renewed and additional compensation was not accrued or paid in 2011 or 2012.

In September 2010, the Company modified Mr. Teeple’s previously awarded and fully vested stock options to adjust the exercise price from $0.25 to $0.01 per share. The modification did not result in any additional incremental compensation cost being recognized.

Mr. Teeple resigned as an officer and director of the Company on May 31, 2012.

Outstanding Equity Awards at Fiscal Year End

The table below sets forth the options and stock awards received by the named executive officers of the Company with respect to fiscal year 2012, and which remained outstanding as of December 31, 2012. The awards were issued, outstanding and fully vested prior to fiscal years 2011 and 2010 are not shown to avoid confusion as to the status of option and stock awards as of the end of the most recently completed fiscal year:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested (#)
Steven P. Durdin	10,000,000	–	–	$0.25	10/16/17	–	–	–	–
Stanley L. Teeple	10,000,000	–	–	$0.01	10/16/17	–	–	–	–
Everett Miller	2,750,000	–	–	$0.25	10/16/17	–	–	–	–

Compensation of Non-Employee Directors

The following table sets forth information regarding total compensation paid to each director who served during the fiscal years ended December 31, 2012 (fiscal 2012), 2011 and 2010 who is not a named executive officer. No compensation for service on the Board was paid to any director who was also one of our executive officers during fiscal 2012.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Everett C. Miller (1)	$–	–	–	–	–	–	–
Hercules Pappas (1)	$–	–	–	–	–	–	–
Brad Hoffman(2)	$–	–	–	–	–	–	–

(1)	Resigned a Board Member effective December 18, 2010.
(2)	Resigned as Board Member effective October 18, 2013.

As of the date of this report, the Company sole officer and director is James C. Walter Sr. who was appointed on October 18, 2013. See Current Report on Form 8-K filed on December 18, 2013 for more detail.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of March 10, 2014, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock, by each of the Company’s officers and directors, and by the officers and directors of the Company as a group.

Name and Address of Stockholders*	Shares Beneficially Owned (1)		Percentage Ownership(1)

Steve Durdin (former CEO and Director)	34,059,031	(2)	2.72%
Stan Teeple (former CFO and Director)	10,000,000	(3)	0.80%
Receiver for Carl Miller Capital	60,000,000		4.79%
James T. Dunn	85,400,483		6.82%
Jerry Braatz Sr.	75,785,356	(4)	6.06%
Brad Hoffman (former Director)	500,000	(5)	**
James C. Walter, Sr. (CEO, CFO and Director)	216,587,830	(6)	17.31%
Officers and Directors as a group (1) persons	216,587,830		17.31%

*	Each stockholder’s address is c/o Indigo Energy, Inc. 74 N. Pecos Road, Suite D, Henderson, Nevada 89074
**	Less than 1%

(1)	Based on an aggregate of 1,187,956,895 shares outstanding as of March 10, 2014, and outstanding options and warrants convertible into shares of common totaling 63,350,000 for a grand total of 1,252,306,895.

(2)	Consists of (i) 10,000,000 stock options pursuant to the Company’s 2007 Stock Option Plan, all of which are currently exercisable (ii) 23,959,031 shares of common stock issued in the name of Mr. Durdin and (iii) 100,000 shares of common stock issued in the name of S. Durdin Insurance Agency, Inc, an entity of which Mr. Durdin is the controlling person.

(3)	Consists of options pursuant to the Company’s 2007 Stock Option Plan, all of which are currently exercisable.

(4)	Includes 14,118,695 shares of common stock held by New Hope Partners LLC, with respect to which Mr. Braatz has investment and voting power of which Mr. Walter is a majority investment and voting power by virtue of being a Member, but for which Mr. Braatz otherwise disclaims beneficial ownership. In total, New Hope Partners LLC holds 224,155,457 shares of common stock.

(5)	Consists of 500,000 shares of common stock.

(6)	Includes 151,077,093 shares of common stock held by New Hope Partners LLC, with respect to which Mr. Walter has investment and voting power of which Mr. Walter is a majority investment and voting power by virtue of being a majority Member, but for which Mr. Walter otherwise disclaims beneficial ownership. In total, New Hope Partners LLC holds 224,155,457 shares of common stock.

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

Related Transactions

During the years ended December 31, 2012 and 2011 certain members of New Hope Partners, significant debt and equity holders, provided the Company funding through the entry into note payable arrangements in which the Company received gross proceeds of $21,740 and $365,000 respectively. As part of these arrangements and the settlement of previously accrued interest, including penalties, the Company issued these members an aggregate of 196,433,333 shares of common stock with an estimated fair value of $905,340.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s Board of Directors pre-approved all audit and non-audit services provided to us and during the periods listed below. The Company’s Board approves discrete projects on a case-by-case basis that may have a material effect on our operations and also considers whether proposed services are compatible with the independence of the public accountants.

The following table presents fees for professional services rendered by our auditors for the calendar years 2012, 2011 and 2010:

Services Performed	2012	2011	2012
Audit Fees	$–	$–	$286,000
Audit-Related Fees	$–	–	–
Tax Fees	$–	–	–
All Other Fees	–	–	–
Total Fees	$–	$–	$286,000

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

PART IV

ITEM 15. EXHIBITS

Exhibits and Index of Exhibits

Exhibit No.	Identification of Exhibit

2.1	Exchange Agreement dated December 15, 2005 (1)

2.2	Amended Exchange Agreement dated December 15, 2005 (1)

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment dated November 8, 1982 (1)

3.3	Certificate of Amendment to Articles of Incorporation dated May 29, 1987 (1)

3.4	Articles of Amendment dated December 4, 1987 (1)

3.5	Certificate of Amendment dated February 25, 1999 (1)

3.6	Certificate of Amendment dated January 11, 2006 (1)

3.7	By-Laws dated January 25, 2006 (1)

4.1	Form of Specimen of Common Stock (1)

10.1	Master Settlement Agreement Among Carr Miller Capital LLC, Indigo-Energy, Inc., New Hope Partners et. Al.(1) Dated October 3, 2013

31.1	Sarbanes Oxley Section 302 Certification

31.2	Sarbanes Oxley Section 302 Certification

32.1	Sarbanes Oxley Section 906 Certification

101	XBRL exhibits

(1) Previously filed.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

INDIGO-ENERGY, INC.

By: /s/ James C. Walter, Sr.

        James C. Walter, Sr.

        Sole Director, Principal Executive and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

