Form 10-K
period 2013-12-31
Indigo-Energy, Inc.
filed 2014-05-12
CIK 356870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO________________.

INDIGO-ENERGY, INC.

(Name of small business issuer in its charter)

NEVADA	84-0871427
(State of or other jurisdiction of incorporation or organization)	(IRS Employer I.D. No.)

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2013, based on the closing price of the Over-The-Counter Pink Sheets of $0.0004 per share was approximately $475,183.

Number of shares outstanding of the registrant’s common stock, $0.001 par value, outstanding on May 9, 2014, 2014: 1,187,956,895.

INDIGO-ENERGY, INC.

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Indigo-Energy, Inc. (the “Company” or “Indigo” or “We”) was originally incorporated in 1981 in the State of Nevada. As of the date of this report, the State of Nevada has revoked the Company’s registration. The Company plans to reinstate its good standing with the State of Nevada as soon as practicable which requires the filing of its delinquent lists of officers by annual period and the payment of the associated annual fees with applicable penalties.

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

Business

Since December 31, 2013, the Company has been engaged in organizational efforts, seeking to settle outstanding obligations on the best terms possible, and re-establishing its regulatory compliance. Subsequent to the Company’s re-entrance into the development stage, as defined by accounting principles generally accepted in the United States (“US GAAP”), on August 1, 2013, the Company’s primary objective is to seek the acquisition of, or merger with, an existing operating company.

The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of James Walter, Sr., currently our sole officer and director; and other members of New Hope Partners, LLC and their advisors.  Mr. Walters’ possesses over 30 years of business experience, primarily as an owner and consultant. The Company believes the contacts obtained along with the experience owning and analyzing business and investment opportunities is significantly beneficial in identifying potential acquisition targets.

As of this date, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidates regarding business opportunities for the Company. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

(a)  Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)  Strength and diversity of management, either in place or scheduled for recruitment;

(d)  Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)  The cost of participation by the Registrant as compared to the perceived tangible and intangible values and potentials;

(f)  The extent to which the business opportunity can be advanced;

(g)  The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h)  Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Registrant's limited capital available for investigation, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Form of Acquisition

The manner in which the Registrant participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Registrant and the promoters of the opportunity, and the relative negotiating strength of the Registrant and such promoters.

It is likely that the Registrant will acquire its participation in a business opportunity through the issuance of its common stock, par value $0.001 per share (the “Common Stock”) or other securities of the Registrant. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Registrant prior to such reorganization.

The stockholders of the Registrant will likely not have control of a majority of the voting securities of the Registrant following a reorganization transaction. As part of such a transaction, the Registrant's directors may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We presently have no employees and are managed by our sole officer and director, Mr. Walter. Mr. Walter, and the other members of New Hope Partners, are engaged in outside business activities and anticipate that they will devote limited time, but as much as required to our business until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Competition

The industry in which the Company was previously engaged in is intensely competitive and with other companies that are significantly larger and have greater resources.

Since August 1, 2013, the Company has focused its efforts on re-establishing its regulatory compliance and seeking business opportunities with an existing operating business. The Company’s limited resources make it less attractive than other companies seeking similar acquisitions.

Employees

As of December 31, 2013, the Company did not have any full-time employees.

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

The Company had a limited operating history with its prior oil and gas exploration activities and is no longer pursuing those activities. Since being purchased from the court appointed receivership the Company has not actively pursued potential business opportunities. The Company has no revenues or earnings from operations since late 2010 through the date of this report, and there is a risk that the Company will be unable to continue as a going concern and consummate a business combination.  The Company has no material assets. The Company is incurring operating expenses without corresponding revenues and will continue to do so, at least until the consummation of a merger or other business combination with an operating company. This results in incurring a net operating loss that will increase unless we consummate a business combination with a profitable business. There is no assurance the Company will identify a suitable business opportunity and consummate a business combination, or that any such business will be profitable at the time of its acquisition, or ever.

The Company has incurred and may continue to incur losses.

The Company’s previous oil and gas exploration activities, from December 2005 through July 31, 2013, resulted in the accumulation of a deficit in excess of $96 million. Since the commencement of the current business activities on August 1, 2013 through December 31, 2013; the Company incurred a net loss of approximately $561,000.  The Company expects to incur losses at least until the completion of a business combination and perhaps after such a combination as well. There is a risk the Company will never become profitable.

The Company’s independent auditors have expressed substantial doubt about our ability to continue as a going concern.

The Company has incurred losses in each of the periods presented, does not have any assets, and has significant outstanding obligations, most of which are in default. Additionally, the Company has limited viable funding sources to pay its on-going obligations. Further, the Company is in the development stage. These factors, along with the Company having no substantial firm funding commitments results in substantial doubt about the Company’s ability to continue as a going concern. As such, the Company’s independent auditors included an explanatory paragraph regarding the substantial doubt about the ability to continue as a going concern. The financial statements contain additional note disclosures describing the circumstances that led to the inclusion of the explanatory paragraph.

The Company’s business is difficult to evaluate because there is no operating history subsequent to the termination of its prior activities.

The Company has been inactive since late 2010 and does not have any liquid assets.  The Company has no recent operating history nor any material revenues or earnings from operations since its re-entrance into the development stage on August 1, 2013.

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

The Company’s failure to have remained “current” in its periodic reports will affect the Company’s eligibility with respect to the use of certain rules and forms.

A number of rule and form eligibility standard under the Securities Act and the Exchange Act, require that the issuer wishing to avail itself of the rule or form have filed all material required to be filed pursuant to Section 13 of the Exchange Act for a specified period of time (this requirement is referred to commonly as the requirement that an issuer be “current” in its Exchange Act reporting obligations. Despite the Company’s best current efforts to provide all information that is currently relevant and material to the investing public, the Company will be ineligible to use certain rules and forms for a period of time going forward.

For example, the Company is currently ineligible to use a short-form registration statement on Form S-3 for both primary and secondary offerings. This will limit the Company’s ability to conduct certain kinds of registered securities offerings. In addition, the Company and its stockholders may not currently rely on the exemption from registration provided by Rule 144 of the Securities Act (“Rule 144”). The Company will not become eligible until such time that it has filed all reports required under Section 13 of the Exchange Act during the 12-month preceding period. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

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

The Articles of Incorporation authorizes the issuance of a maximum of 2,100,000,000 shares of stock, consisting of 2,000,000,000 shares of Common Stock, par value $0.001 (the “Common Stock”), and 100,000,000 shares of Preferred Stock, par value $0.001 per share (the “Preferred Stock”). Any merger or acquisition effected by the Company may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of Common Stock held by the then existing stockholders. Moreover, the Common Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by management, resulting in an additional reduction in the percentage of Common Stock held by then existing stockholders. In addition, the Board of Directors has the sole discretion and power to set the designation, rights and preferences on any shares of Preferred Stock to be issued, which could have the effect of diluting or otherwise impacting the rights of holders of Common Stock. The Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of stockholders will occur and the rights of the holders of Common Stock might be materially adversely affected.

ITEM 2. DESCRIPTION OF PROPERTY

As of December 31, 2013, the Company did not have any owned or leased property.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted and traded under the symbol “IDGG” on the OTC pink sheets (“OTC”).

As of May 9, 2014, the closing price of our common stock was less than the par value of $0.001.

There is a limited trading market for our common stock. There is no assurance that a regular trading market for our common stock will develop or if developed that it will be sustained. Subsequent to the interim period ended September 30, 2010 until the filing of the Comprehensive Annual Report for the year ended December 31, 2012, the Company did not provide any financial information and was effectively inactive based on the Company’s agreements with New Jersey Attorney General’s office as described above. Since late 2010 our stock traded for less than $0.01 and throughout much of 2013 was traded at prices below the par value of $0.001. During all quarterly periods for the fiscal years ended December 31, 2013 and 2012, the completed trading price of our common stock has been below $0.01, and hence, such high and low quarterly quotations or traded prices are not reported in tabular format. (source: www.nasdaq.com).

Based on the quoted trading price of our common stock being under $0.01 and the delinquency of meeting our financial reporting requirements, a shareholder in all likelihood, may not be able to deposit shares with a financial institution for resale OTC.

Holders

On May 9, 2014, there were 1,195 holders of record of our common stock.

Dividends

The Company has not paid dividends. There are no plans to pay dividends.

Recent Sales of Unregistered Securities

On February 28, 2014 the Company entered into settlement agreements with three previous service providers in which a total of $578,730 of previously accrued expenses was converted to 11,574,600 shares of restricted and unregistered common stock.

On March 4, 2014 the Company entered into settlement agreements with note holders with a total principal balance of $1,141,740 via the issuance of 22,834,800 shares of restricted and unregistered common stock.

Equity Compensation Plan Information

Prior to December 31, 2011, the Company issued options to both employees and non-employees under the 2007 Stock Option Plan of Indigo-Energy, Inc. which reserved 40,000,000 shares of common stock pursuant to the issuance of stock options under the Plan. As of December 31, 2013 the Company had 25,000,000 shares of common stock subject to outstanding common stock options with a weighted average exercise price of $0.15. As of December 31, 2013, and the date of this report, 15,000,000 shares of common stock were available for future award grants under the 2007 Stock Option Plan.

In addition, the Company issued warrants to employees and non-employees not reserved under a formal Plan. As of December 31, 2013, and the date of this report, the Company had 38,350,000 warrants outstanding with a weighted average exercise price of $0.02.

The following table sets forth the number of shares of our common stock subject to outstanding common stock options, warrants and stock rights, the weighted average exercise price of outstanding common stock options, warrants and stock rights, and the number of shares remaining available for future award grants under our equity compensation plans as of December 31, 2013:

	Number of Securities to be Issued Upon Exercise of Outstanding Common Stock Options, Warrants	Weighted Average Exercise Price of Outstanding Common Stock Options, Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity plans approved by security holders	25,000,000	$0.15	15,000,000
Equity plans not approved by security holders	38,350,000	$0.02	–
Total	63,350,000		15,000,000

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the years ended December 31, 2013 and 2012.

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

The Company’s results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: the risks set forth under Item 1A of the Annual Report, the risk of significant natural disaster, the inability of the Company to insure against certain risks, such as changing government regulations affecting our products and businesses.

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

Upon the July 29, 2013 acquisition of the NJAG’s ownership in the Company by New Hope Partners, LLC (for more detail, including the settlement agreement, see Current Report on Form 8-K filed August 5, 2013), resulting in a change of control, the Company has been engaged in organizational efforts and re-establishing its regulatory compliance. Subsequent to the Company’s re-entrance into the development stage on August 1, 2013, the Company’s objective is to seek the acquisition of, or merger with, an existing operating company.

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

The Company currently does not have any full-time employees. Since the emergence from receivership, third party consultants and members of New Hope Partners have carried out the affairs of the Company. One member of New Hope Partners LLC, James C. Walter Sr. is acting as the interim sole officer and director of the Company.

Results of Operations

Upon the change in control of the Company on July 29, 2013, and the corresponding emergence from court-appointed receivership, the Company re-entered the development stage on August 1, 2103. For much of the comparative annual periods, consisting of December 31, 2013 and 2012, the Company was effectively inactive. Based on the inactivity and re-entrance into the development stage, the Company does not expect the analysis of the results of the periods below to be indicative of future results.

For the financial statement periods presented in this report, and through the date of this report, we did not recognize any revenue. We do not expect to recognize revenue until the consummation of business transaction with an operating entity.

During the year ended December 31, 2013 the Company incurred $7,468 of general and administrative expenses, all of which were subsequent to August 1, 2013. These expenses, consisting of office supplies, utilities, and filing fees, decreased by approximately $14,000 from $21,740 for the year ended December 31, 2012. The decrease is primarily associated with expenses incurred during 2012 to finalize the settlement and abandonment of our previously leased unproved oil and gas properties that were not recurring. Management expects that are general and administrative expenses will increase throughout 2014 as we attempt to increase the Company’s business operations.

The Company incurred $106,622 of professional fees since August 1, 2013 and for the year ended December 31, 2013. No professional fees were incurred in the prior annual period. The increase is associated with accounting and legal fees incurred as the Company emerged from court appointed receivership and began the process of re-establishing its regulatory compliance. The Company expects its professional fees to increase for at least the next twelve to meet its filing requirements and perform due diligence on potential business targets.

During the year ended December 31, 2013, as part of the settlement agreement between New Hope Partners, the Company, and the New Jersey Attorney General, notes payable with a principal balance of $8,376,169 (previously owed to a related party) and accrued interest of $3,284,562, were considered compromised and the total obligation was adjusted to $8,750,000. As part of the settlement, New Hope Partners, another related party, become an 88% beneficial owner of the compromised note with the remaining 12% interest retained by the Jew Jersey Attorney General. In connection with the settlement agreement, the Company fully amortized the remaining debt discount on this note of $772,415 classified as interest expense, and previously accrued interest forgiven of $2,910,731, by a related party, was determined to be in the nature of a capital contribution with no additional gain or loss recognized.

For the year ended December 31, 2013 the Company incurred interest expense of $2,629,131, of which $446,903 was incurred subsequent to the August 1, 2013 re-entry into the development stage. This is an approximate increase of $406,000 from the prior year. The increase is primarily associated with the remaining unamortized discount on outstanding notes payable of approximately $8,376,000 being recognized as part of the NJAG settlement in July 2013 as noted above. The Company expects interest expense to fluctuate based on its ability to settle its outstanding, interest bearing obligations. Subsequent to December 31, 2013 and as of the date of this report, the Company settled notes payable with a total principal balance of $1,141,740 via the issuance of 22,834,800 shares of common stock. The Company is actively pursuing settlements of its currently outstanding note payable obligations, all of which are in default, via the issuance of equity instruments or cash, but there is no assurance it will be successful in these efforts.

In 2012, the Company recognized a non-recurring gain of $663,617 in connection with the settlement of certain liabilities related to the settlement and abandonment of previously leased unproved oil and gas properties.

Quarterly Results

During the years ended December 31, 2013 and 2012 the Company did not publish any of its operating results on a quarterly basis. The following provides a comparison of the results of operations for each quarterly period contained in the fiscal years ended December 31, 2013 and 2012:

	For the Three Months Ended
	March 31,	March 31,
	2013	2012	Change
Operating Expenses
General and administrative	–	21,740	(21,740)
Other Expense
Interest expense	591,492	535,246	56,246

During the three months ended March 31, 2013 the Company did not incur any operating expenses as it had disposed of all of its previous oil and gas exploration activities as of December 31, 2012. Additionally, in both periods, the Company was still effectively controlled by a court-appointed receiver and did not have the ability to raise capital. General and administrative expenses incurred during the three months ended March 31, 2012 were related to non-recurring travel and other administrative costs associated with the negotiations of the disposal of the Company’s unproved properties finalized in the third quarter of 2012.

During the three months ended March 31, 2013 interest expense increased compared to the prior period due the continued compounding of interest on outstanding debt in default and increased recognition of the remaining debt discount accretion using the effective interest rate method.

	For the Three Months Ended
	June 30,	June 30,
	2013	2012	Change
Other Expense
Interest expense	609,727	551,748	57,979

During the three months ended June 30, 2013 and 2012 the Company did not incur any operating expenses. Additionally, in both periods, the Company was still effectively controlled by a court-appointed receiver and did not have the ability to raise capital.

During the three months ended June 30, 2013 interest expense increased compared to the prior period due the continued compounding of interest on outstanding debt in default and increased recognition of the remaining debt discount accretion using the effective interest rate method.

	For the Three Months Ended
	September 30,	September 30,
	2013	2012	Change
Operating Expenses
Gain on settlement of liabilities	–	663,617	(663,617)

Other Expense
Interest expense	1,146,894	560,957	585,937

During the three months ended September 30, 2013, the Company recorded a non-recurring gain on settlement of liabilities of $663,617 in connection with the settlement of certain liabilities related to its settlement and abandonment of previously leased unproved oil and gas properties.

During the three months ended September 30, 2013 the Company did not incur any operating expenses. Similarly, the Company did not incur any operating expenses in the comparable period of 2012. Additionally, in both periods, the Company was still effectively controlled by a court-appointed receiver and did not have the ability to raise capital.

During the three months ended September 30, 2013 interest expense increased compared to the prior period due the continued compounding of interest on outstanding debt in default and the accelerated recognition of the remaining debt discount associated with the settlement agreement between New Hope Partners, the Company, and the New Jersey Attorney General as noted above.

	For the Three Months Ended
	December 31,	December 31,
	2013	2012	Change
Operating Expenses
General and administrative	7,463	–	7,463
Professional fees	106,622	–	106,622

Total operating expenses	114,085	–	114,085

Other Expense
Interest expense	281,018	574,933	(293,915)

During the three months ended December 31, 2013 the Company incurred operating expenses totaling $114,085 primarily consisting of payments to third party consultants engaged in preparing the Company’s delinquent financial and other required filings under the ’34 Exchange Act.

During the three months ended December 31, 2013 interest expense decreased from the prior comparable period as a result of the all previously unamortized debt discounts being recognized in the prior periods.

Liquidity and Capital Resources

As of December 31, 2013 and 2012 we did not have any liquid assets. During the years ended December 31, 2013 and 2012 the Company’s cash receipts consisted of operational loans and other direct payments made on behalf of the Company by related parties.

As of December 31, 2013 and 2012 we had accrued expense obligations from our prior exploration activities of $1,014,585, all of which were incurred in periods prior to those presented in this report. We are actively pursuing settlement agreements with these creditors in which we have offered to issue each holder shares of unregistered and restricted common stock in exchange for outstanding principal. As of the date of this report and subsequent to December 31, 2013, the Company has successfully settled $578,730 of these obligations via the issuance of 11,574,600 shares of unregistered and restricted common stock.

Accounts payable, inclusive of those due to related parties of $59,009, totaled $114,085. These obligations principally consist of payments to consultants on behalf of the Company by related parties in an effort to become compliant with our regulatory reporting requirements.

We expect to meet these on-going obligations at their current levels through continued related party advances in the near-term, however, there are no guarantees these related parties will continue to make advances, nor is there any contractual obligation for them to do so. These related parties have informally agreed to defer repayment of these obligations until we commence revenue generating operating activities, if any.

We had current promissory and other note payable obligations totaling $11,192,429, inclusive of accrued interest of $1,025,689, at December 31, 2013. All of these obligations are in default and notes with a principal balance totaling $9,026,740 are held by related parties. While our related parties have informally agreed to defer the payment of these obligations, and may ultimately settle them via the issuance of shares of unregistered and restricted common stock, they are not contractually obligated. During the first quarter of 2014, notes payable with a total principal amount of $1,141,740 was settled via the issuance of 22,834,800 shares of unregistered and restricted common stock.

Our operations did not use or generate cash in 2013, and consisted of our net loss of $2,743,216 off-set by increases in related party and other accounts payable totaling $114,085 and non-cash discount amortization of $1,420,487 and the increase in accrued interest of $1,208,644. We currently do not have the ability to generate operational cash flows and do not expect to have such ability until the consummation of a business combination transaction with an operating company. There is no assurance we will be successful consummating such transaction or that the completion of such transaction will result in the generation of operational cash flow.

For the periods presented, we did not have the capital resources to engage in any investing activities, nor do we expect to do so for the next twelve months unless we successfully complete a merger transaction with an operating company, or generate significant amounts of cash from financing activities.

During the year ended December 31, 2013 we did not use or generate cash from any financing activities. We are actively pursuing several financing options; however, these activities are severely hampered by the lack of liquidity in our equity instruments, partially caused by not being in compliance with our ’34 Act filing requirements. As of the date of this report we do not have any firm funding commitments. Any funding arrangements entered into in the next twelve months, if any, will likely not be at terms favorable to the Company based on its current risk profile.

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

Off Balance Sheet Arrangements

The Company did not have any off balance sheet arrangements as of and for the years ended December 31, 2013 or 2012.

ITEM 8.  FINANCIAL STATEMENTS.

FINANCIAL STATEMENT TABLE OF CONTENT

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Indigo-Energy, Inc.

(A Development Stage Company)

Henderson, NV

We have audited the accompanying consolidated balance sheets of Indigo-Energy, Inc. (a Development Stage Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from August 1, 2013 (Re-entrance into the Development Stage) to December 31, 2013. These consolidated financial statements are the responsibility of Indigo-Energy, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Indigo-Energy, Inc., as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended and for the period from August 1, 2013 (Re-entrance into the Development Stage) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has no source of recurring revenue; negative working capital; and has suffered recurring losses from operations; which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

May 7, 2014

INDIGO-ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(A Development Stage Company)

ASSETS

	December 31, 2013	December 31, 2012

Other Assets
Debt issuance costs	$–	$17,487

Total assets	$–	$17,487

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$55,076	$–
Related party accounts payable	59,009	–
Accrued expenses	1,014,585	1,014,585
Accrued interest	577,105	430,335
Related party accrued interest	448,584	2,671,272
Related party notes payable, net	9,026,740	6,973,169
Notes payable	1,140,000	1,416,740

Total current liabilities	12,321,099	12,506,101

Commitments and Contingencies

Stockholders' Deficit
Preferred stock $0.001 par value, 100,000,000 shares authorized; no shares issued and outstanding at December 31, 2013 and 2012	$–	$–
Common stock, $.001 par value, 2,000,000,000 shares authorized; 1,187,956,895 shares issued and outstanding at December 31, 2013 and 2012	1,187,956	1,187,956
Additional paid-in capital	83,552,962	80,642,231
Deficit accumulated during the development stage	(560,988)	–
Accumulated deficit	(96,501,029)	(94,318,801)
Total stockholders' deficit	(12,321,099)	(12,488,614)

Total liabilities and stockholders' deficit	$–	$17,487

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(A Development Stage Company)

			From Re-entrance into
	For the Year Ended	For the Year Ended	the Development Stage on
	December 31,	December 31,	August 1, 2013 to
	2013	2012	December 31, 2013

Revenue

Net revenue	$–	$–	$–

Expenses
General and administrative	(7,463)	(21,740)	(7,463)
Professional fees	(106,622)	–	(106,622)
Gain on settlement of liabilities	–	663,617	–

Income (loss) from operations	(114,085)	641,877	(114,085)

Other income (expense)
Interest expense	(2,629,131)	(2,222,884)	(446,903)

Total other expenses	(2,629,131)	(2,222,884)	(446,903)

Net loss	$(2,743,216)	$(1,581,007)	$(560,988)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding	1,187,956,895	1,187,956,895

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(A Development Stage Company)

	For the Year Ended	For the Year Ended	From Re-entrance into the Development Stage on
	December 31,	December 31,	August 1, 2013 to
	2013	2012	December 31, 2013

Cash Flows from Operating Activities

Net loss	$(2,743,216)	$(1,581,007)	$(560,988)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of obligations	–	(663,617)	–
Debt discount and debt issuance cost amortization	1,420,487	987,230	–
Change in operating assets and liabilities:
Change in accounts payable	55,076	–	55,076
Change in related party accounts payable	59,009	–	59,009
Change in accrued interest	1,208,644	1,235,654	446,903

Net cash used in operating activities	–	(21,740)	–

Cash Flows from Financing Activities
Proceeds from promissory notes payable	–	21,740	–

Net cash provided by financing activities	–	21,740	–

Net increase in cash and cash equivalents	–	–	–

Cash and cash equivalents at beginning of the period	–	–	–

Cash and cash equivalents at end of the period	$–	$–	$–

Supplementary Disclosures of Cash Flow Information

Cash paid for income taxes	$–	$–	$–
Cash paid for interest	$–	$–	$–

Non-cash investing and financing activities:
Settlement of related party debt accounted for as capital contribution	$2,910,731	$–	$–
Conversion of accrued interest to related party debt	$373,831	$–	$–
Settlement of accrued liabilities and notes payable in exchange for unproved oil and gas property	$–	$1,680,350	$–

The accompanying notes are an integral part of these consolidated financial statements.

INDIGO-ENERGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

AND FOR THE PERIOD FROM RE-ENTRANCE INTO THE DEVELOPMENT STAGE (AUGUST 1, 2013) TO DECEMBER 31, 2013

(A Development Stage Company)

						Deficit
						Accumulated
						During the
	Preferred Stock		Common Stock		Paid in	Development	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Stage	Deficit	Equity
Balance, December 31, 2011	–	$–	1,187,956,895	$1,187,956	$80,642,231	$–	$(92,737,794)	$(10,907,607)

Net loss	–	–	–	–	–	–	(1,581,007)	(1,581,007)

Balance, December 31, 2012	–	$–	1,187,956,895	$1,187,956	$80,642,231	–	(94,318,801)	$(12,488,614)

Related party interest forgiven	–	–	–	–	2,910,731	–	–	2,910,731

Net loss	–	–	–	–	–	–	(2,182,228)	(2,182,228)

Balance, July 31, 2013	–	$–	1,187,956,895	$1,187,956	$83,552,962	–	$(96,501,029)	$(11,760,111)

Net loss	–	–	–	–	–	(560,988)	–	(560,988)

Balance, December 31, 2013	–	$–	1,187,956,895	$1,187,956	$83,552,962	$(560,988)	$(96,501,029)	$(12,321,099)

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1 - DESCRIPTION OF BUSINESS

Indigo-Energy, Inc. (the “Company” or “Indigo” or “We”) was originally incorporated in 1981. As of the date of this report, the State of Nevada has revoked the Company’s registration. The Company plans to reinstate its good standing with the State of Nevada as soon as practicable which requires the filing of its delinquent lists of officers by annual period and the payment of the associated annual fees with applicable penalties. In December 2005, following a recapitalization that resulted in a change of control, Indigo was an independent energy company that engaged primarily in the exploration of natural gas and oil in the Appalachian Basin in Pennsylvania, West Virginia, Illinois, and Kentucky through December 2010.  These activities were carried out on leased properties, some of which were proven, primarily through the entry into joint venture and other operating agreements.

Upon the July 29, 2013 change in control and emergence from the New Jersey Superior court appointed receivership, the Company has been engaged in organizational efforts, re-establishing its regulatory compliance and seeking to settle outstanding obligations on the best terms possible. Subsequent to the Company’s re-entrance into the development stage on August 1, 2013, the Company’s objective is to seek the acquisition of, or merger with, an existing operating company. The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.

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

Development Stage Enterprise

In accordance with GAAP, the Company is currently considered a development stage entity since it has not commenced its principal revenue generating activities. The date at which the Company re-entered the development stage has been determined to be August 1, 2013.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. The Company did not have any cash or cash equivalents at December 31, 2013 or 2012.

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

Debt discount

The Company amortizes debt issuance costs to interest expense using the effective interest method.

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

Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Dilutive loss per common share includes additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not antidilutive.

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

Subsequent to the emergence from receivership on July 29, 2013 the Company plans to raise funds from private offerings of equity as applicable and pursue entry into a business agreement with an operating entity. Since the Company does not have any source of recurring revenue, has suffered recurring losses from operations and has negative working capital, there is a substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - OIL AND GAS PROPERTIES

In July 2012, the Company entered in a settlement agreement to transfer its interest in future production from it previously leased unproved properties in exchange for the forgiveness of its previously accrued and unpaid obligations. As a result, the Company exchanged its rights to receive the benefits from any applicable future production from unproved oil and gas properties with a net carrying value of $1,680,350 in exchange for the forgiveness of accrued obligations totaling $2,343,967 (including notes payable of $457,317). As a result, the Company recorded a $663,617 gain on settlement of liabilities. At December 31, 2013 and 2012, the Company had no oil and gas properties.

NOTE 5 - NOTES PAYABLE

Notes payable consist of the following:

	December 31,	December 31,
	2013	2012
Convertible notes payable, issued in 2010, interest rate of 12%, due on demand and convertible at a rate of $0.04 to $0.05 per share	$500,000	$500,000

Notes payable, issued in 2007 and 2008, interest rate of 10%, due on demand	565,000	565,000

Notes payable - related party, issued in 2010 and revised in 2013, interest rate of 10%, due on demand	8,750,000	8,376,169

Notes payable, issued in 2008, interest rate of 10%, due on demand	75,000	75,000

Notes payable - related party (2013 only), issued in 2011, nominal interest rate of 10%, due on demand	255,000	255,000

Notes payable - related party (2013 only), issued in 2012, interest rate of 10%, due on demand	21,740	21,740

Total notes payable, gross	10,166,740	9,792,909

Unamortized debt discounts	–	(1,403,000)

Total notes payable, net	$10,166,740	$8,389,909

Accrued interest	$1,025,689	$3,101,607

Total interest expense	$2,629,131	$2,222,884

Debt discount amortization included in interest expense	$1,403,000	$961,755

As of December 31, 2013 and 2012 the Company was in default on all of its notes payable, correspondingly, all obligations have become due on demand and are classified as current liabilities in the accompanying balance sheets. At December 31, 2013 and 2012 notes payable totaling $9,026,740 and $276,740 were held by members of New Hope Partners, the Company’s control group, a related party since 2013. As a result, the corresponding notes payable and accrued interest due to New Hope Partners have been reclassified to related party notes payable, net and related party accrued interest, respectively, in the accompanying balance sheets.

During the year ended December 31, 2013, as part of the settlement agreement between New Hope Partners, the Company, and the New Jersey Attorney General, notes payable with an unamortized principal balance of $8,376,169 and accrued interest of $3,284,562, were considered “compromised” and the total obligation was adjusted to $8,750,000. In addition, New Hope Partners become an 88% beneficial owner of the note. In accordance with the terms of the transaction, the Company fully recognized the remaining unamortized discount, classified as interest expense, of $1,403,000. The forgiveness of previously accrued interest totaling $2,910,731 was recognized as an increase in additional paid in capital since settlements with related parties are considered to be in the nature of capital contributions with no additional gain recognized.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2013 related parties made operational advances for the payment of professional fees and general and administrative expenses totaling $59,009 which remained outstanding at December 31, 2013. No such advances were made during the year ended December 31, 2012. For a discussion of notes payable due to related parties for the years ended December 31, 2013 and 2012. See Note 5.

During the year ended December 31, 2013 related parties forgave previously accrued interest totaling $2,910,731 within the nature of a capital contribution. See Note 5.

NOTE 7 - STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2013and 2012, the Company had 1,187,956,895 shares of common stock issued and outstanding. The Company did not issue any of the shares of common stock during the years ended December 31, 2013 and 2012.

Stock Options

Prior to December 31, 2011, the Company issued stock options to both non-employees and employees. The options are fully vested and all associated compensation expense was recognized in periods prior to those presented. The stock option grant date fair value was estimated using a Black-Scholes pricing model.

As of December 31, 2013 the Company had 25,000,000 stock options outstanding. During the periods presented there were no options granted, exercised, cancelled, or forfeited, correspondingly, no additional compensation expense was recognized for the periods presented. All options outstanding are exercisable and do not have any intrinsic value at December 31, 2013 and 2012 and are set to expire in October of 2017. At December 31, 2013 the weighted average exercise price of the outstanding options was $0.15 with a weighted average remaining term of 3.83 years.

Warrants

Prior to December 31, 2011, the Company issued warrants to non-employees primarily in conjunction with notes payable. As of the balance sheet dates contained in these financial statements, the Company had outstanding warrants of 38,350,000. The weighted average exercise price of the outstanding warrants at December 31, 2013 and 2012 was $0.02 with a weighted average remaining term of 3.83 years as of December 31, 2013. The warrants did not have any intrinsic value as of December 31, 2013 and 2012 and were fully vested. Of the outstanding warrants, 37,950,000 are contingently exercisable only in the event that other equity-linked instruments are exercised.

NOTE 8 - INCOME TAXES

Income taxes from continued operations for the years ended December 31, 2013 and 2012 consist of the following:

	2013	2012
Current:
Federal	$–	$–
Deferred:
NOL Carryforwards	$17,718,000	$16,798,000
Valuation allowance	(17,718,000)	(16,798,000)
Deferred tax assets, net	$–	$–

At December 31, 2013, the Company had federal net operating losses of approximately $42,300,000 which will begin to expire in 2027 and could be subject to certain limitations under section 382 of the Internal Revenue Code. Under the provision of the Internal Revenue Code, and as the result of the change in control, the Company may be deemed to have net operating loss carry-forwards of approximately $561,000, based on the net loss from the re-entrance into the development stage on August 1, 2013. As of the date of this report, the Company has not fully analyzed the potential tax assets or limitations under the applicable provisions of the Internal Revenue Code.

The Company has provided a full valuation allowance for all periods for its net deferred tax assets as it cannot conclude it is more likely than not that they will be realized or limited and / or forfeited under the applicable provisions of the Internal Revenue Code.

As of December 31, 2013 and 2012, the Company did not have any unrecognized tax benefits. The Company's policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress. The Company is subject to U.S. federal and state income tax examination for tax years from 2009 and forward.

NOTE 9 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

During the year ended December 31, 2013 the Company did not publish any of its operating results on a quarterly basis. The following provides the balance sheets and income statements for each quarterly period contained in the fiscal year ended December 31, 2013:

	BALANCE SHEETS AS OF:
ASSETS

	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013

Other Assets
Deferred debt issuance costs and other assets	$10,505	$3,260	$–	$–

Total assets	$10,505	$3,260	$–	$–

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$–	$–	$–	$55,076
Related party accounts payable				59,009
Accrued expenses	1,014,585	1,014,585	1,014,585	1,014,585
Accrued interest	3,422,536	3,751,474	437,063	577,105
Related party accrued interest	–	–	307,608	448,584
Related party notes payable	–	–	–	9,026,740
Promissory and other notes payable, net	8,653,490	8,927,034	10,166,740	1,140,000

Total current liabilities	13,090,611	13,693,093	11,925,996	12,321,099

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 100,000,000 shares authorized and no shares issued and outstanding for all quarterly periods during the year ended December 31, 2013.	$–	$–	$–	$–
Common stock, $.001 par value, 2,000,000,000 shares authorized and 1,187,956,895 shares issued and outstanding for all quarterly periods during the year ended December 31, 2013.	1,187,956	1,187,956	1,187,956	1,187,956
Additional paid in capital	80,642,231	80,642,231	83,552,962	83,552,962
Deficit accumulated during development stage	–	–	(165,885)	(560,988)
Accumulated deficit	(94,910,293)	(95,520,020)	(96,501,029)	(96,501,029)

Total stockholders' equity (deficit)	(13,080,106)	(13,689,833)	(11,925,996)	(12,321,099)

Total liabilities and stockholders' equity (deficit)	$10,505	$3,260	$–	$–

	STATEMENTS OF OPERATIONS For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013
Revenue

Net revenue	$–	$–	$–	$–

Expenses
General and administrative	–	–	–	7,463
Professional fees	–	–	–	106,622

Total operating expenses	–	–	–	114,085

Gain (loss) from operations	–	–	–	(114,085)

Other income (expense)
Interest expense	(591,492)	(609,727)	(1,146,894)	(281,018)

Total other expenses	(591,492)	(609,727)	(1,146,894)	(281,018)

Net loss	$(591,492)	$(609,727)	$(1,146,894)	$(395,103)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	1,187,956,895	1,187,956,895	1,187,956,895	1,187,956,895

NOTE 10 - SUBSEQUENT EVENTS

On February 28, 2014 the Company entered into settlement agreements with three previous service providers in which a total of $578,730 of previously accrued expenses was converted to 11,574,600 shares of restricted and unregistered common stock at $0.05 per share.

On March 4, 2014 the Company entered into settlement agreements with note holders with a total principal balance of $1,141,740 via the issuance of 22,834,800 shares of restricted and unregistered common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

No disclosure is required with respect Item 304(b) of Regulation S-K. Please see our disclosure contained under Item 4.01 filed in a Current Report on Form 8-K on April 1, 2014 with respect to disclosure pursuant to Item 304(a) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive Officer (who is also our Principal Financial Officer), to allow timely decisions regarding required disclosures. As of the end of the period covered by this Annual Report, management performed, with the participation of our Principal Executive Officer (who is also our Principal Financial Officer), an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Based on this evaluation, our Principal Executive Officer (who is also our Principal Financial Officer) concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective.

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

Management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. Management based its assessment on the framework set forth in COSO’s Internal Control – Integrated Framework (1992) in conjunction with Securities and Exchange Commission Release No. 33-8820 entitled "Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities and Exchange Commission". Based on this evaluation, management concluded that internal control over financial reporting was not effective as of December 31, 2013.

As of December 31, 2013 the Company resumed its financial reporting activities that were dormant since the interim period ended September 30, 2010. The Company’s activities were subject to restrictions and limitations during this period due to a Court Order entered by the New Jersey Attorney General’s office based on its investigation of a significant investor, as reported elsewhere in this Annual Report and by the court appointment of a fiscal agent. As a result of the Company’s inactivity for the majority of the periods contained in this report, despite the Company’s efforts to accurately provide information regarding these periods, it is possible that the recognition of certain transactions may have been summarized and reported within the wrong period or not appropriately recognized. The Company is researching its options for remediating these weaknesses and establishing stronger internal control over financial reporting on a cost-effective basis.

(c) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no significant changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The sole director and executive officer of the Company currently serving is as follows:

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

Significant Employees

None.

Family Relationships

None.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our common stock must report on their ownership of the common stock and any changes in that ownership to the Commission. Specific due dates for these reports have been established. Based solely on our review of reports received by us or written representations from the Reporting Persons, we believe that all of the Reporting Persons complied timely with all applicable Section 16(a) filing requirements during the fiscal year ended December 31, 2013.

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

Security Holder Nominating Procedures

We do not have any formal procedures by which our stockholders may recommend nominees to our board of directors.

Corporate Governance; Committees of the Board of Directors

We do not have a nominating, compensation or audit committee, nor do we have an audit committee financial expert. As such, our sole Director acts as our audit committee and handles matters related to compensation and nominations of directors.

ITEM 11. EXECUTIVE COMPENSATION

Executives and Directors Compensation

No compensation was provided to the Company’s executive officers with respect to the fiscal year ended December 31, 2013. Mr. James C. Walter is the only executive who served as a principal executive officer during fiscal 2013, and he is referred to herein as the “named executive officer.” The following table provides certain summary information concerning the named executive officer:

Summary Compensation Table

Name ($)	Year ($)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Comp ($)	Non- qualified Deferred Comp. Earnings ($)	All Other Comp. ($)	TOTAL ($)
James C. Walter, Sr. (1)	2013	–	–	–	–	–	–	–	–
	2012	–	–	–	–	–	–	–	–

(1)	As of October 18, 2013 Mr. Walter was appointed to serve as the President, Secretary, and sole Director of the Company.

Compensation of Executive Officers

As of December 31, 2013, we had no formal compensation plans in place for our named executive officer with regards to expected remuneration, including both salary and/or potential bonus programs. The Company is not party to any active employment agreement with respect to our named executive officer, or with any other director or executive officers.

James C. Walter Sr.

The Company has not entered into any written employment agreement or consulting agreement with Mr. Walter, Sr., who was not compensated for his services with respect to fiscal year 2013, and did not serve as an officer or director with respect to fiscal year 2012. Mr. Walter, Sr. is a significant stockholder of the Company.

Outstanding Equity Awards at Fiscal Year End

The table below sets forth the options and stock awards received by the named executive officer of the Company with respect to fiscal year 2013, and which remained outstanding as of December 31, 2013.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested (#)
James C. Walter Sr.	250,000	–	–	$0.25	10/16/17	–	–	–	–

Compensation of Directors

The following table sets forth information regarding total compensation paid to each director who served during the fiscal years ended December 31, 2013 who is not a named executive officer. No compensation for service on the Board was paid to any director who was also one of our executive officers during fiscal 2013.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Brad Hoffman(1)	$–	–	–	–	–	–	–

(1)	Resigned as Board Member effective October 18, 2013.

As of the date of this report, the Company sole officer and director is James C. Walter Sr. who was appointed on October 18, 2013. See Current Report on Form 8-K filed on December 18, 2013 for more detail.

There are no current arrangements pursuant to which directors are or will be compensated in the future for any services provided as a director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of May 9, 2014, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock, by each of the Company’s officers and directors, and by the officers and directors of the Company as a group.

Name and Address of Stockholders*	Shares Beneficially Owned (1)		Percentage Ownership(1)

Steve Durdin (former CEO and Director)	34,059,031	(2)	2.72%
Stan Teeple (former CFO and Director)	10,000,000	(3)	0.80%
Receiver for Carl Miller Capital	60,000,000		4.79%
James T. Dunn	85,400,483		6.82%
Jerry Braatz Sr.	75,785,356	(4)	6.06%
Brad Hoffman (former Director)	500,000	(5)	**
James C. Walter, Sr. (CEO, CFO and Director)	216,587,830	(6)	17.31%
Officers and Directors as a group (1) persons	216,587,830		17.31%

*Each stockholder’s address is c/o Indigo Energy, Inc. 74 N. Pecos Road, Suite D, Henderson, Nevada 89074

** Less than 1%

(1)	Based on an aggregate of 1,187,956,895 shares outstanding as of April 10, 2014, and outstanding options and warrants convertible into shares of common totaling 63,350,000 for a grand total of 1,252,306,895.

(2)	Consists of (i) 10,000,000 stock options pursuant to the Company’s 2007 Stock Option Plan, all of which are currently exercisable (ii) 23,959,031 shares of common stock issued in the name of Mr. Durdin and (iii) 100,000 shares of common stock issued in the name of S. Durdin Insurance Agency, Inc, an entity of which Mr. Durdin is the controlling person.

(3)	Consists of options pursuant to the Company’s 2007 Stock Option Plan, all of which are currently exercisable.
(4)	Includes 14,118,695 shares of common stock held by New Hope Partners LLC, with respect to which Mr. Braatz has investment and voting power of which Mr. Walter is a majority investment and voting power by virtue of being a Member, but for which Mr. Braatz otherwise disclaims beneficial ownership. In total, New Hope Partners LLC holds 224,155,457 shares of common stock.
(5)	Consists of 500,000 shares of common stock.

(6)

Includes 151,077,093 shares of common stock held by New Hope Partners LLC, with respect to which Mr. Walter has investment and voting power of which Mr. Walter is a majority investment and voting power by virtue of being a majority Member, but for which Mr. Walter otherwise disclaims beneficial ownership. In total, New Hope Partners LLC holds 224,155,457 shares of common stock.

Changes in Control

We are unaware of any arrangement the operation of which may at a subsequent date result in a change of control of the Company.

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

Related Transactions

During the years ended December 31, 2013 and 2012 certain members of New Hope Partners, significant debt and equity holders, provided the Company funding through operating advances, direct payments to service providers on behalf of the Company, and the entry into note payable arrangements in which the Company received gross proceeds of $nil and $21,740 respectively. During the year ended December 31, 2013 New Hope partners made payments on behalf of the Company totaling $59,009 which remained outstanding as of the date of this report.

Director Independence

Our sole director is not “independent.”

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

The following table presents fees for professional services rendered by our auditors for the calendar years 2013 and 2012:

Services Performed	2013	2012
Audit Fees	$10,000	$10,000
Audit-Related Fees	$–	–
Tax Fees	$–	–
All Other Fees	–	–
Total Fees	$10,000	$10,000

ITEM 15. EXHIBITS

Exhibits and Index of Exhibits

Exhibit No.	Identification of Exhibit

2.1	Exchange Agreement dated December 15, 2005 (1)

2.2	Amended Exchange Agreement dated December 15, 2005 (1)

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment dated November 8, 1982 (1)

3.3	Certificate of Amendment to Articles of Incorporation dated May 29, 1987 (1)

3.4	Articles of Amendment dated December 4, 1987 (1)

3.5	Certificate of Amendment dated February 25, 1999 (1)

3.6	Certificate of Amendment dated January 11, 2006 (1)

3.7	By-Laws dated January 25, 2006 (1)

4.1	Form of Specimen of Common Stock (1)

10.1	Order Appointing Richard W. Barry as a receiver for Indigo-Energy, Inc. (incorporated by reference to Exhibit 99.1 to
Current Report on Form 8-K filed April 8, 2013)

10.2	Master Settlement Agreement Among Carr Miller Capital LLC, Indigo-Energy, Inc., New Hope Partners et. al. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 5, 2013)

10.3	Order, dated October 3, 2013, in the matter of John Jay Hoffman, Acting Attorney General of New Jersey (incorporated by reference to E xhibit 10.1 to Current Report on Form 8-K filed December 18, 2013)

31.1	Sarbanes Oxley Section 302 Certification

31.2	Sarbanes Oxley Section 302 Certification

32.1	Sarbanes Oxley Section 906 Certification

 (1) Previously filed.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

INDIGO-ENERGY, INC.

By:	/s/ James C. Walter, Sr.
James C. Walter, Sr.
Sole Director, Principal Executive and Financial Officer
Date: May 9, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

