Form 10-Q
period 2014-03-31
Indigo-Energy, Inc.
filed 2014-05-15
CIK 356870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

INDIGO-ENERGY INC.

(Exact name of registrant as specified in its charter)

NEVADA	84-0871427
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

74 N. Pecos Road, Suite D

Henderson, NV 89074

(Address of principal executive offices)

(702) 463-8528

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). N/A ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐        Accelerated filer ☐

Non-accelerated filer ☐      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at May 16, 2014 was 1,222,366,295

TABLE OF CONTENTS

PART I kmo FINANCIAL INFORMATION

Statement Regarding Forward-Looking Statements

Certain statements contained in this report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements include statements about matters such as: future prices and sales of, and demand for, our products; future industry market conditions; future changes in our activities, future exploration, production, operating and overhead costs; operational and management restructuring activities (including implementation of methodologies and changes in the board of directors); future employment and contributions of personnel; tax and interest rates; capital expenditures and their impact on us; nature and timing of restructuring charges and the impact thereof; productivity, business process, rationalization, investment, acquisition, consulting, operational, tax, financial and capital projects and initiatives; contingencies; environmental compliance and changes in the regulatory environment; and future working capital, costs, revenues, business opportunities, debt levels, cash flows, margins, earnings and growth.

[The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions identify forward-looking statements, but are not the exclusive means of doing so.] These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements.  Some of those risks and uncertainties include the risk factors set forth in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and the following: current global economic and capital market uncertainties; potential dilution to our stockholders from our recapitalization and balance sheet restructuring activities; potential inability to continue to comply with government regulations; adoption of or changes in legislation or regulations adversely affecting our businesses; permitting constraints or delays, business opportunities that may be presented to, or pursued by, us; changes in the United States or other monetary or fiscal policies or regulations; changes in generally accepted accounting principles; geopolitical events; potential inability to implement our business strategies; potential inability to grow revenues organically; potential inability to attract and retain key personnel; assertion of claims, lawsuits and proceedings against us; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the SEC; potential inability to list our securities on any securities exchange or market; and work stoppages or other labor difficulties. Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We undertake no obligation to publicly update or revise any forward-looking statement.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INDIGO-ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(A Development Stage Company)

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS

Total assets	$–	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$49,632	$55,076
Related party accounts payable	138,935	59,009
Accrued expenses	435,855	1,014,585
Accrued interest	141,714	577,105
Related party accrued interest	599,575	448,584
Related party notes payable, net	8,750,000	9,026,740
Notes payable	275,000	1,140,000

Total current liabilities	10,390,711	12,321,099

Commitments and Contingencies

Stockholders' Deficit
Preferred stock $0.001 par value, 100,000,000 shares authorized; no shares issued and outstanding at March 31, 2014 and December 31, 2013	–	–
Common stock, $0.001 par value, 2,000,000,000 shares authorized; 1,222,366,295 and 1,187,956,895 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1,222,366	1,187,956
Additional paid-in capital	85,797,190	83,552,962
Deficit accumulated during the development stage	(909,238)	(560,988)
Accumulated deficit	(96,501,029)	(96,501,029)
Total stockholders' deficit	(10,390,711)	(12,321,099)

Total liabilities and stockholders' deficit	$–	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDIGO-ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(A Development Stage Company)

(Unaudited)

	For the Three Months Ended		From Re-entrance into the Development Stage on
	March 31,	March 31,	August 1, 2013 to
	2014	2013	March 31, 2014

Revenue

Net revenue	$–	$–	$–

Expenses
General and administrative	(309)		(7,772)
Professional fees	(74,173)	–	(180,795)

Loss from operations	(74,482)	–	(188,567)

Other expense
Interest expense	(273,768)	(591,492)	(720,671)

Total other expenses	(273,768)	(591,492)	(720,671)

Net loss	$(348,250)	$(591,492)	$(909,238)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding	1,199,294,595	1,187,956,895

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDIGO-ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(A Development Stage Company)

(Unaudited)

	For the Three Months Ended		From Re-entrance into the Development Stage on
	March 31,	March 31,	August 1, 2013 to
	2014	2013	March 31, 2014

Cash Flows from Operating Activities

Net loss	$(348,250)	$(591,492)	$(909,238)

Adjustments to reconcile net loss to net cash used in operating activities:
Debt discount and debt issuance cost amortization	–	270,563	–
Change in operating assets and liabilities:
Change in accounts payable	(5,444)	–	49,632
Change in accrued interest	273,768	390,929	720,671

Net cash used in operating activities	(79,926)	–	(138,935)

Cash Flows from Financing Activities

Advances from related party	79,926	–	138,935

Net cash provided by financing activities	79,926	–	138,935

Net increase in cash and cash equivalents	–	–	–

Cash and cash equivalents at beginning of the period	–	–	–

Cash and cash equivalents at end of the period	$–	$–	$–

Supplementary Disclosures of Cash Flow Information

Cash paid for income taxes	$–	$–	$–
Cash paid for interest	$–	$–	$–

Non-cash investing and financing activities:
Common stock issued for settlement of promissory notes and accrued interest	$1,699,908	$–	$1,699,908
Common stock issued to settle accrued expenses	$578,730	$–	$578,730

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDIGO-ENERY, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Interim Financial Statements

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

On August 1, 2013, the Company re-entered the development stage. The Company’s objective is to seek the acquisition of, or merger with, an existing operating company. The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenditures during the reported periods. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. The Company did not have any cash or cash equivalents at March 31, 2014 or December 31, 2013.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

Recently Issued Accounting Pronouncements

There have been no recently issued accounting pronouncements through the date of this report that the Company believes will have a material impact on the financial position, results of operations, or cash flows.

2. Going Concern

The Company recently re-entered the development stage does not currently have any business operations and has not generated any revenue. The Company has significant debt obligations outstanding, all of which are in default.

Since the Company does not have any source of recurring revenue, has suffered recurring losses from operations and has negative working capital, there is a substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is currently being funded by advances from a related party which it believes to be sufficient at the Company's current level of operations and until such time a business combination occurs, if any. In the event this related party discontinues its advances to the Company, additional debt or equity financing will be required to continue as a going concern.

3. Notes Payable

Notes payable consist of the following:

	March 31,	December 31,
	2014	2013
Convertible notes payable, issued in 2010, interest rate of 12%, due on demand and convertible at a rate of $0.04 to $0.05 per share	$250,000	$500,000

Notes payable, issued in 2007 and 2008, interest rate of 10%, due on demand	25,000	565,000

Notes payable - related party, issued in 2010 and revised in 2013, interest rate of 10%, due on demand	8,750,000	8,750,000

Notes payable, issued in 2008, interest rate of 10%, due on demand	–	75,000

Notes payable - related party, issued in 2011, nominal interest rate of 10%, due on demand	–	255,000

Notes payable - related party, issued in 2012, interest rate of 10%, due on demand	–	21,740

Total notes payable	$9,025,000	$10,166,740

Accrued interest	$741,289	$1,025,689

During the three months ended March 31, 2014 and 2013, the Company recognized total interest expense of $273,768 and $591,492, respectively.

During the three months ended March 31, 2014, the Company settled notes payable held by third parties and related parties with a principal balance totaling $1,141,740 and accrued interest totaling $558,168 via the issuance of 22,834,800 shares of common stock.

4. Related Party Transactions

During the three months ended March 31, 2014, the Company received total working capital advances from a related party of $79,926. As of March 31, 2014 and December 31, 2013, the Company had accounts payable of $138,935 and $59,009 due to a related party, respectively.

For the three months ended March 31, 2014 and 2013, the Company recognized interest expense of $235,715 and $556,035, respectively, associated with notes payable due to related parties. In addition, during the three months ended March 31, 2014, the Company settled related party notes payable with a principal balance of $276,740 and accrued interest of $84,724 by issuing 5,534,800 shares of common stock.

5. Equity Transactions

On February 28, 2014, the Company entered into settlement agreements with three previous service providers in which a total of $578,730 of previously accrued expenses was converted to 11,574,600 shares of common stock.

On March 4, 2014, the Company entered into settlement agreements with note holders with a total principal balance of $1,141,740 and accrued interest of $558,168 via the issuance of 22,834,800 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information that we believe is relevant to an assessment and understanding of the results of operations and financial condition of the Company as of and for the three months ended March 31, 2014, as well as our future results. It should be read in conjunction with the condensed financial statements and accompanying notes also included in this 10-Q and our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2013.

Overview

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

Results of Operations

During the three months ended March 31, 2014, we incurred total operating expenses of $74,482, of which $74,173 were professional fees associated with third party legal, accounting, and other consultants for the preparation of our previously delinquent ’34 Act periodic reports. We did not incur any operating expenses during the three months ended March 31, 2013. We expect our operating expenses to remain at their current levels or decline on a period to period basis over the next twelve months unless we are successful at entering into a strategic business combination.

We recognized interest expense of $273,768 during the first quarter of 2014 as compared to $591,492 for the comparable period in 2013. The decline is related to the recognition of debt discount amortization during the first quarter of 2013 not incurred in the current year due to the applicable notes being fully amortized prior to December 31, 2013. Additionally, we settled notes payable with a total principal balance of $1,141,740 during the first quarter of 2014 contributing to the decrease. We are actively seeking additional settlements of currently outstanding note payable obligations, of which $8,750,000 (of the total of $9,025,000) is held by a related party. If we are successful, of which there is no guarantee, we expect our interest expense to decrease over the next twelve months.

Liquidity and Capital Resources

During the three months ended March 31, 2014, the Company did not generate or use cash in operating, investing, or financing activities. Our operating activities consisted of an approximate reduction in accounts payable of $5,400 that was with advances from a related party. We continue to accrue expenses, primarily professional fees, some of which are paid from by related parties, and accrue interest on our remaining outstanding debt obligations.

We expect to meet our on-going obligations at their current levels through continued related party advances in the near-term, however, there are no guarantees these related parties will continue to make advances, nor is there any contractual obligation for them to do so. These related parties have informally agreed to defer repayment of these obligations until we commence revenue generating operating activities, if any.

At March 31, 2014, we had current obligations totaling approximately $10.4 million, a reduction of approximately $1.9 million, the majority of which was settled via the issuance of our common stock. All of our promissory and note payable obligations are in default and notes with a principal balance totaling $8,750,000 are held by related parties. While our related parties have informally agreed to defer the payment of these obligations, and may ultimately settle them via the issuance of shares of unregistered and restricted common stock, they are not contractually obligated.

We are actively pursuing several financing options; however, these activities are severely hampered by the lack of liquidity in our equity instruments, partially caused by not being in full compliance with our ’34 Act filing requirements. As of the date of this report, we do not have any firm funding commitments. Any funding arrangements entered into in the next twelve months, if any, will likely not be at terms favorable to the Company based on its current risk profile.

Any potential future business operations are dependent upon the ability of the Company raise additional capital. As of the date of this report, the Company does not have firm funding commitments.

Critical Accounting Policies And Estimates

There have not been any material changes to the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Off- Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

A. Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer (who also serves as our Principal Accounting Officer), an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Principal Executive Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective.

B. Internal Control over Financial Reporting

No change in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13(a)-15 occurred during the fiscal quarter ended March 31, 2014, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 28, 2014 the Company entered into settlement agreements with three previous service providers in which a total of $578,730 of previously accrued expenses was converted to 11,574,600 shares of common stock.

On March 4, 2014 the Company entered into settlement agreements with note holders with a total principal balance of $1,141,740 and accrued interest of $558,169 via the issuance of 22,834,800 shares of common stock.

Item 3. Defaults Upon Senior Securities.

All of the Company’s outstanding notes payable obligations are in default.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)     The following documents are filed as part of this Report:

(2) Exhibits filed as part of this Report:

Exhibit Number	Exhibit

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDIGO-ENERGY, INC.
(Registrant)

Date: May 15, 2014	By:	/s/ James C. Walter, Sr.
Name: James C. Walter Sr.
Title: Principal Executive Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Temporary Hardship Exemption

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2014, furnished in XBRL (eXtensible Business Reporting Language)).*

 _____________

* To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

