Form 10-Q/A
period 2014-03-31
Indigo-Energy, Inc.
filed 2014-05-22
CIK 356870

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at May 16, 2014 was 1,222,366,295

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to 1) furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T; and 2) amend the cover page to indicate that the registrant is a shell company (as defined in Rule 12b-2 of The Exchange Act). No other changes have been made to the Form 10-Q, as originally filed on May 15, 2014.

2

 PART II

OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibit Number	Description

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDIGO-ENERGY, INC.
(Registrant)

Date: May 22, 2014	By:	/s/ James C. Walter, Sr.
Name: James C. Walter Sr.
Title: Principal Executive Officer and Principal Financial Officer)

4