Form 10-Q
period 2014-06-30
Indigo-Energy, Inc.
filed 2014-08-19
CIK 356870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at July 23, 2014 was 1,800,000,000.

Statement Regarding Forward-Looking Statements

Certain statements contained in this report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements include statements about matters such as: future prices and sales of, and demand for, our products; future industry market conditions; future changes in our activities, future operating and overhead costs; operational and management restructuring activities (including implementation of methodologies and changes in the board of directors); future employment and contributions of personnel; tax and interest rates; capital expenditures and their impact on us; nature and timing of restructuring charges and the impact thereof; productivity, business process, rationalization, investment, acquisition, consulting, operational, tax, financial and capital projects and initiatives; contingencies; environmental compliance and changes in the regulatory environment; and future working capital, costs, revenues, business opportunities, debt levels, cash flows, margins, earnings and growth.

The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions identify forward-looking statements, but are not the exclusive means of doing so] These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements.  Some of those risks and uncertainties include the risk factors set forth in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and the following: current global economic and capital market uncertainties; potential dilution to our stockholders from our recapitalization and balance sheet restructuring activities; potential inability to continue to comply with government regulations; adoption of or changes in legislation or regulations adversely affecting our businesses; permitting constraints or delays, business opportunities that may be presented to, or pursued by, us; changes in the United States or other monetary or fiscal policies or regulations; changes in generally accepted accounting principles; geopolitical events; potential inability to implement our business strategies; potential inability to grow revenues organically; potential inability to attract and retain key personnel; assertion of claims, lawsuits and proceedings against us; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the SEC; potential inability to list our securities on any securities exchange or market; and work stoppages or other labor difficulties. Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We undertake no obligation to publicly update or revise any forward-looking statement.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INDIGO-ENERGY, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30, 2014	December 31, 2013
ASSETS

Current Assets
Cash	$12,700	$–
Short term notes receivable	200,556
Prepaid professional fees	21,000	–

Total assets	$234,256	$–

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$56,062	$55,076
Related party accounts payable	210,562	59,009
Accrued expenses	131,063	1,014,585
Accrued interest	–	577,105
Related party accrued interest	–	448,584
Related party notes payable	–	9,026,740
Promissory and other notes payable	–	1,140,000

Total current liabilities	397,687	12,321,099

Commitments and Contingencies	–	–

Stockholders' Equity (Deficit)

Preferred stock, $.001 par value, 100,000,000 shares authorized and no shares issued and outstanding	$–	$–
Common stock, $.001 par value, 2,000,000,000 shares authorized and 1,800,000,000 and 1,187,956,895 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1,800,000	1,187,956
Additional paid in capital	97,010,155	83,552,962
Deficit accumulated during development stage	(2,472,557)	(560,988)
Accumulated deficit	(96,501,029)	(96,501,029)

Total stockholders' equity (deficit)	(163,431)	(12,321,099)

Total liabilities and stockholders' equity (deficit)	$234,256	$–

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDIGO-ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Revenue

Net revenue	$–	$–	$–	$–

Expenses
Operating expenses	–	–	–	–
General and administrative	485,201	–	485,510	–
Professional fees	721,548	–	795,721	–

Total operating expenses	1,206,749	–	1,281,231	–

Gain (loss) from operations	(1,206,749)	–	(1,281,231)	–

Other income (expense)
Interest expense, net	(614,682)	(609,727)	(888,450)	(1,201,219)
Gain (loss) on settlement of obligations	258,112	–	258,112	–

Total other expenses	(356,570)	(609,727)	(630,338)	(1,201,219)

Net loss	$(1,563,319)	$(609,727)	$(1,911,569)	$(1,201,219)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	1,312,926,505	1,187,956,895	1,256,680,243	1,187,956,895

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDIGO-ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,	June 30,
	2014	2013

Cash Flows from Operating Activities

Net loss	$(1,911,569)	$(1,201,219)

Adjustments to reconcile net loss to net cash provided by operating activities:
Debt discount and deferred issuance cost amortization	–	551,353
Non-cash interest	489,939	–
Stock based compensation	1,095,875	–
Change in interest receivable	(556)	–
Change in accounts payable	(3,497)	–
Change in accrued expenses	(28,680)
Change in related party accounts payable	151,553	–
Gain on settlement of obligations	(258,112)
Change in accrued interest	399,067	649,866

Net cash used in operating activities	(65,980)	–

Cash Flows from Investing Activities
Issuance of short term note receivable	(200,000)	–

Net cash used in investing activities	(200,000)	–

Cash Flows from Financing Activities
Proceeds from issuance of common stock	278,680	–

Net cash provided by financing activities	278,680	–

Net increase in cash and cash equivalents	12,700	–

Cash and cash equivalents at beginning of the period	–	–

Cash and cash equivalents at end of the period	$12,700	$–

Supplementary Disclosures of Cash Flow Information

Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Non-Cash Investing and Financing Activities

Common stock issued for settlement of promissory and other notes and accrued interest	$11,591,496	$–
Common stock issued for settlement of previously accrued expenses	$578,730	$–

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDIGO-ENERY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The Company’s objective is to seek the acquisition of, or merger with, an existing operating company. The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. On May 25, 2014, the Company entered into a Plan of Merger agreement with Fetopolis, Inc . with the completion of the merger subject to various standard closing conditions, along with certain contingencies. For additional detail surrounding the Plan of Merger, see the Company’s Current Report filing on Form 8-K filed on May 29, 2014.

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. The Company did not have any cash equivalents at June 30, 2014 or December 31, 2013.

Recently Issued Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. The presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. We adopted ASU No. 2014-10 effective as April 1, 2014. As a result we have revised our consolidated statements of operations and cash flows to exclude reporting for the period from date of inception through June 30, 2014.

There have been no other recently issued accounting pronouncements through the date of this report that the Company believes will have a material impact on the financial position, results of operations, or cash flows.

2. Going Concern

The Company does not currently have any business operations, and has not generated any revenue.

Since the Company does not have any source of recurring revenue, has suffered recurring losses from operations, and has negative working capital, there is a substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company believes that continued advances from related parties will continue to support its current level of business activities, however, these related parties have no firm commitment to do so.

3. Notes Payable

Notes payable consist of the following:

	June 30,	December 31,
	2014	2013
Convertible notes payable, issued in 2010, interest rate of 12%, due on demand and convertible at a rate of $0.04 to $0.05 per share	$–	$500,000

Notes payable, issued in 2007 and 2008, interest rate of 10%, due on demand	–	565,000

Notes payable - related party, issued in 2010 and revised in 2013, interest rate of 10%, due on demand	–	8,750,000

Notes payable, issued in 2008, interest rate of 10%, due on demand	–	75,000

Notes payable - related party, issued in 2011, nominal interest rate of 10%, due on demand	–	255,000

Notes payable - related party, issued in 2012, interest rate of 10%, due on demand	–	21,740

Total notes payable	$–	$10,166,740

Accrued interest	$–	$1,025,689

During the three and six months ended June 30, 2014 the Company recognized total interest expense (exclusive of interest income of $556 for both periods) of $615,238 and $889,006, respectively. Interest expense for the three and six months ended June 30, 2013 was $609,727 and $1,201,219, respectively.

During the three months ended June 30, 2014, the Company issued 97,987,895 shares of restricted common stock for consideration totaling $489,939, included in interest expense in the condensed statements of operations, as an inducement to related parties to convert all of their previously outstanding notes payable and accrued interest totaling $315,388 into shares of restricted common stock.

During the six months ended June 30, 2014, the Company settled notes payable with a principal balance totaling $10,166,740 and accrued interest totaling $1,424,756 via the issuance of 220,666,540 shares of common stock, exclusive of the inducement shares described above.

4.  Related Party Transactions

During the six months ended June 30, 2014, the Company received total working capital advances from a related party of $151,553. As of June 30, 2014 and December 31, 2013, the Company had accounts payable of $210,562 and $59,009 due to a related party, respectively.

For the six months ended June 30, 2014 and 2013, the Company recognized interest expense of $842,848 and $1,129,494, respectively, associated with notes payable due to related parties. In addition, during the six months ended June 30, 2014, the Company settled related party notes payable with a principal balance of $9,026,740 and accrued interest of $801,494 by issuing 292,858,075 shares of common stock, inclusive of the inducement shares as described in Note 3.

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

On April 1, 2014, the Company entered into a settlement agreement with a note holder with a principal balance of $25,000 and accrued interest of $24,523 via the issuance of 990,460 shares of common stock.

On May 13, 2014, the Company issued 250,000 shares of common stock for consulting fees valued at $25,000.

On May 15, 2014, the Company entered into a settlement agreement with a related party holding a note payable with a principal balance of $8,750,000 and accrued interest of $716,769 via the issuance of 189,335,380 shares of common stock.

On May 29, 2014, the Company issued 5,735,840 shares of common stock for cash totaling $28,680.

On May 31, 2014, the Company entered into a settlement agreement with a note holder with a principal balance of $250,000 and accrued interest of $125,295 via the issuance of 7,505,900 shares of common stock.

On June 6, 2014, the Company issued 50,000,000 shares of common stock for cash totaling $250,000.

On June 13, 2014, the Company issued a total of 100,691,195 shares of common stock for consulting fees valued at $13,517 and conversion inducement consideration of $489,939.

On June 25, 2014, the Company issued a total of 123,000,000 shares of common stock for consulting fees valued at $615,000. On the same date, the Company issued 95,374,930 shares of common stock to its sole officer and Director for compensation totaling $476,875. The Company also issued, on June 25, 2014, 5,000,000 shares of common stock for prepaid legal fees totaling $25,000.

6. Contingent Plan of Merger

On May 25, 2014, the Company entered into an agreement and plan of merger with Fetopolis, Inc. and Fetopolis Acquisition Corporation., pursuant to which the Company agreed to acquire all of Fetopolis’ issued and outstanding common shares in exchange for the issuance of ninety-five percent of the Company’s outstanding common stock immediately after the effectiveness of the merger. In connection with this transaction, the Company agreed to effect a reverse stock split prior to the closing of the merger, such that the merger consideration issued to the holders of Fetopolis common shares will be approximately 712,500,000 shares of common stock, on a post-reverse split basis.

As of the date of this report, the Company anticipates that the transaction contemplated with Fetopolis may instead be completed on substantially similar economic terms with a separate entity, such as HDIMAX Limited, an Irish limited company. Fetopolis and HDIMAX are each individually controlled by Mr. Rajinder Brar. As of the date of this report, the Company believes that such a change would likely be accomplished through terminating the agreement of merger with Fetopolis and entering into a new acquisition agreement. In the event of any such change, the Company will file a Form 8-K with further information and copies of any related definitive agreements.

In June of 2014 the Company issued a short term note receivable for $200,000 to the counter-party in the Company’s contingent plan of merger. The note carries a 5% interest rate per annum and is payable within 60 days of the closing of the contingent plan of merger.

The Company anticipates that the completion of any such transaction would involve a reverse stock split, similar to that envisioned by the Fetopolis merger agreement, and would be subject to various standard closing conditions, and also contingent upon the completion of (i) the audit of the financial statements of the operating company and the pro forma financial statements of the combined company, and (ii) the satisfaction of applicable regulatory requirements. There is a risk that such a transaction may not be completed in a timely manner or at all, and if such a transaction is not completed, the Company would face the risks set forth under Item 1A, Risk Factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information that we believe is relevant to an assessment and understanding of the results of operations and financial condition of the Company as of and for the period ended June 30, 2014, as well as our future results. It should be read in conjunction with the condensed financial statements and accompanying notes also included in this 10-Q and our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2013.

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

On May 25, 2014, the Company entered into an agreement and plan of merger with Fetopolis, Inc. and Fetopolis Acquisition Corporation., pursuant to which the Company agreed to acquire all of Fetopolis’ issued and outstanding common shares in exchange for the issuance of ninety-five percent of the Company’s outstanding common stock immediately after the effectiveness of the merger. In connection with this transaction, the Company agreed to effect a reverse stock split prior to the closing of the merger, such that the merger consideration issued to the holders of Fetopolis common shares will be approximately 712,500,000 shares of common stock, on a post-reverse split basis.

As of the date of this report, the Company anticipates that the transaction contemplated with Fetopolis may instead be completed on substantially similar economic terms with a separate entity, such as HDIMAX Limited, an Irish limited company. Fetopolis and HDIMAX are each individually controlled by Mr. Rajinder Brar. As of the date of this report, the Company believes that such a change would likely be accomplished through terminating the agreement of merger with Fetopolis and entering into a new acquisition agreement. In the event of any such change, the Company will file a Form 8-K with further information and copies of any related definitive agreements.

The Company anticipates that the completion of any such transaction would involve a reverse stock split, similar to that envisioned by the Fetopolis merger agreement, and would be subject to various standard closing conditions, and also contingent upon the completion of (i) the audit of the financial statements of the operating company and the pro forma financial statements of the combined company, and (ii) the satisfaction of applicable regulatory requirements. There is a risk that such a transaction may not be completed in a timely manner or at all, and if such a transaction is not completed, the Company would face the risks set forth under Item 1A, Risk Factors.

Results of Operations

During the three and six months ended June 30, 2014, we incurred total operating expenses of $1,206,749 and $1,281,231, respectively, compared to no operating expenses incurred in the prior comparable periods. Included in our operating expenses for the three and six months ended June 30, 2014 is general and administrative expenses of $485,201 and $485,510, respectively, which primarily consisted of $476,875 (for both periods) of officer compensation paid to our sole officer and Director via the issuance of 95,374,930 shares of common stock. We expect this payment to our sole officer and Director to be non-recurring based on our current business activities, and unless we complete our proposed plan of merger, our general and administrative expenses will likely decline the remainder of the fiscal year. Our remaining operating expenses for the three and six months ended June 30, 2014 consisted of professional fees of $721,548 and $795,721 respectively. These professional fees were incurred for the services of third party legal, accounting, and other consultants for the preparation of our previously delinquent 1934 Act periodic reports, and document preparation and other due diligence associated with our proposed plan of merger. Of the professional fees incurred during the six months ended June 30, 2014, we successfully settled a total obligations of $619,000 via the issuance of shares of common stock. We expect our operating expenses to remain at their current levels or decline on a quarterly basis over the next twelve months unless we successfully complete our proposed plan of merger or enter into a different strategic business combination.

We recognized interest expense of $615,238 and $889,006 (exclusive of interest income of $556 for both periods in 2014) during the three and six months ended June 30, 2014 as compared to $609,727 and $1,201,219 for the respective periods in the prior year. Approximately $490,000 of the current period interest expense relates to non-recurring conversion inducement shares issued to related parties. As the Company has successfully settled all its previously outstanding principal and interest obligations via the issuance of common stock, no further interest expense is expected to be recognized for the next several periods.

Liquidity and Capital Resources

During the six months ended June 30, 2014, the Company used operating cash of $265,980; inclusive of the settlement of previously accrued professional fees at a discount resulting in the recognition of a gain of $258,112 and the settlement of accrued professional fees. We expect to continue to accrue expenses, primarily professional fees, some of which are paid by related parties until the successful completion of a business combination, if any.

We expect to meet our on-going obligations at their current levels through continued related party advances in the near-term, however, there are no guarantees these related parties will continue to make advances, nor is there any contractual obligation for them to do so. These related parties have informally agreed to defer repayment of these obligations until we commence revenue generating operating activities, if any. We have also successfully settled significant portions of our operating expenses via the issuance of shares of common stock, however, we may not be able to do so in the future.

In June of 2014 the Company issued a short term note receivable for $200,000 to the counter-party in the Company’s contingent plan of merger. The note carries a 5% interest rate per annum and is payable within 60 days of the closing of the contingent plan of merger.

At June 30, 2014, we had current obligations totaling approximately $400,000, a reduction of approximately $11.9 million, the majority of which was settled via the issuance of our common stock.

During the six months ended June 30, 2014 we raised cash totaling $278,680 via the issuance of shares of our common stock. The cash proceeds were used to pay our on-going operating expenses and to provide short-term liquidity to our proposed merger target. We are actively pursuing several financing options; however, these activities are severely hampered by the lack of liquidity in our equity instruments, partially caused by not being in full compliance with our 1934 Act filing requirements. As of the date of this report, we do not have any firm funding commitments. Any funding arrangements entered into in the next twelve months, if any, will likely not be at terms favorable to the Company based on its current risk profile.

Any potential future business operations are dependent upon the ability of the Company raise additional capital. As of the date of this report, the Company does not have any firm funding commitments.

Critical Accounting Policies And Estimates

There have not been any material changes to the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Off- Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

A. Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer (who also serves as our Principal Accounting Officer), an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Principal Executive Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective.

B. Internal Control over Financial Reporting

No change in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13(a)-15 occurred during the fiscal quarter ended June 30, 2014, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2013 includes a detailed discussion of risk factors associated with risks related to our business and an investment in our common stock.

The risks presented below update and supplement the risks identified in our latest Annual Report.

Failure to complete our planned merger with Fetopolis Inc. could negatively impact our future business and the stock price of our common stock.

Completion of the planned merger with Fetopolis is subject to satisfaction of a number of conditions, including completion of an audit of Fetopolis’ financial statements and the preparation of pro forma financial statements. In addition, we would need to file an information statement with the SEC containing extensive disclosures related to the reverse stock split in our common stock contemplated by the merger. There is a risk that the merger with Fetopolis may not be completed as planned, in a timely manner, or at all. If the merger is not completed, we may be adversely affected and be subject to a number of risks, including the following:

•	We will be required to pay certain costs relating to the planned merger, such as legal, accounting, and financial advisor fees, whether or not the merger is completed;

•	Matters relating to the merger (including integration planning) require substantial commitments of time and resources by Indigo’s management, which could otherwise have been devoted to other opportunities that may have been beneficial to the Company;

•	We will not have realized any of the intended benefits of having completed the merger, including the acquisition of an operating business and the prospect of revenue generation; and

•	The stock price of our common stock, which trades over the counter, may be adversely affected.

If the Merger is not completed substantially as planned, in a timely manner, the above risks may materialize and may adversely affect Indigo-Energy’s financial results and stock price.

If the merger with Fetopolis is completed, the Company would issue a significant number of shares as consideration in the merger, which would result in substantial dilution.

On May 25, 2014, the Company entered into an agreement and plan of merger with Fetopolis, Inc., pursuant to which the Company agreed to acquire all of Fetopolis’ issued and outstanding common shares in exchange for the issuance of ninety-five percent of the Company’s outstanding common stock immediately after the effectiveness of the merger. In connection with this transaction, the Company agreed to effect a reverse stock split prior to the closing of the merger, such that the merger consideration issued to the holders of Fetopolis common shares will be approximately 712,500,000 shares of common stock, on a post-reverse split basis. The issuance of these securities as merger consideration would result in substantial dilution in the percentage of Common Stock held by the then existing stockholders, who would collectively hold five percent of the combined company’s common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 1, 2014, the Company entered into a settlement agreement with a note holder with a principal balance of $25,000 and accrued interest of $24,523 via the issuance of 990,460 shares of common stock.

On May 13, 2014, the Company issued 250,000 shares of common stock for consulting fees valued at $25,000.

On May 15, 2014, the Company entered into a settlement agreement with a related party holding a note payable with a principal balance of $8,750,000 and accrued interest of $716,769 via the issuance of 189,335,380 shares of common stock.

On May 29, 2014, the Company issued 5,735,840 shares of common stock for cash totaling $28,680.

On May 31, 2014, the Company entered into a settlement agreement with a note holder with a principal balance of $250,000 and accrued interest of $125,295 via the issuance of 7,505,900 shares of common stock.

On June 6, 2014, the Company issued 50,000,000 shares of common stock for cash totaling $250,000.

On June 13, 2014, the Company issued a total of 100,691,195 shares of common stock for consulting fees valued at $13,517 and conversion inducement consideration of $489,939.

On June 25, 2014, the Company issued a total of 123,000,000 shares of common stock for consulting fees valued at $615,000. On the same date, the Company issued 95,374,930 shares of common stock to its sole officer and Director for compensation totaling $476,875. The Company also issued, on June 25, 2014, 5,000,000 shares of common stock for prepaid legal fees totaling $25,000.

Unless otherwise noted above, all issuances and sales of common stock referenced above were made in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended.

No repurchases of the Company’s equity securities were made by the Company or “affiliated purchasers” during the three months ended June 30, 2014.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) The following documents are filed as part of this Report:

(2) Exhibits filed as part of this Report:

Exhibit Number	Exhibit

10.1

Agreement and Plan of Merger dated May 25, 2014, by and among Indigo-Energy, Inc., a Nevada corporation; Fetopolis Inc., a corporation formed under the Canada Business Corporations Act in the Province of Ontario, Canada; and Fetopolis Acquisition Corporation, Inc., a Nevada corporation (incorporated by reference to Exhibit 10.1 filed with Form 8-K on May 29, 2014).

10.2	Settlement Agreements with New Hope Partners, LLC dated May 16, 2014 regarding settlement of Principal.

10.3	Settlement Agreements with New Hope Partners, LLC dated May 16, 2014 regarding settlement of Interest.

10.4	Promissory Note Issued by Fetopolis Inc. dated June 10, 2014.

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDIGO-ENERGY, INC.
(Registrant)

Date: August 19, 2014	By:	/s/ James C. Walter, Sr.
Name: James C. Walter Sr.
Title: Principal Executive Officer and Principal Financial Officer

