Form 10-Q
period 2014-09-30
Indigo-Energy, Inc.
filed 2014-11-07
CIK 356870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

INDIO-ENERGY INC.

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at November 5, 2014 was 2,000,000,000.

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

The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions identify forward-looking statements, but are not the exclusive means of doing so. These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements.  Some of those risks and uncertainties include the risk factors set forth in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and the following: current global economic and capital market uncertainties; potential dilution to our stockholders from our recapitalization and balance sheet restructuring activities; potential inability to continue to comply with government regulations; adoption of or changes in legislation or regulations adversely affecting our businesses; permitting constraints or delays, business opportunities that may be presented to, or pursued by, us; changes in the United States or other monetary or fiscal policies or regulations; changes in generally accepted accounting principles; geopolitical events; potential inability to implement our business strategies; potential inability to grow revenues organically; potential inability to attract and retain key personnel; assertion of claims, lawsuits and proceedings against us; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the SEC; potential inability to list our securities on any securities exchange or market; and work stoppages or other labor difficulties. Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We undertake no obligation to publicly update or revise any forward-looking statement.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INDIGO-ENERGY, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30, 2014	December 31, 2013
ASSETS

Current Assets
Cash	$3,096	$–
Short term notes receivable	453,410	–
Prepaid professional fees	10,831	–

Total assets	$467,337	$–

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$71,556	$55,076
Related party accounts payable	250,087	59,009
Accrued expenses	131,063	1,014,585
Accrued interest	–	577,105
Related party accrued interest	–	448,584
Related party notes payable	–	9,026,740
Promissory and other notes payable	–	1,140,000

Total current liabilities	452,706	12,321,099

Commitments and Contingencies	–	–

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 100,000,000 shares authorized and no shares issued and outstanding	$–	$–
Common stock, $.001 par value, 2,000,000,000 shares authorized and 2,000,000,000 and 1,187,956,895 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	2,000,000	1,187,956
Additional paid in capital	97,810,155	83,552,962
Accumulated deficit	(99,795,524)	(97,062,017)

Total stockholders' equity (deficit)	14,631	(12,321,099)

Total liabilities and stockholders' equity (deficit)	$467,337	$–

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDIGO-ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Revenue

Net revenue	$–	$–	$–	$–

Expenses
Operating expenses	–	–	–	–
General and administrative	14,889	–	500,398	–
Professional fees	809,904	–	1,605,625	–

Total operating expenses	824,793	–	2,106,023	–

Loss from operations	(824,793)	–	(2,106,023)	–

Other income (expense)
Interest income (expense), net	2,854	(1,146,894)	(885,596)	(2,348,113)
Gain on settlement of obligations	–	–	258,112	–

Total other income (expense)	2,854	(1,146,894)	(627,484)	(2,348,113)

Net loss	$(821,939)	$(1,146,894)	$(2,733,507)	$(2,348,113)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	1,857,608,696	1,187,956,895	1,497,652,469	1,187,956,895

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDIGO-ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,	September 30,
	2014	2013

Cash Flows from Operating Activities

Net loss	$(2,733,507)	$(2,348,113)

Adjustments to reconcile net loss to net cash used in operating activities:
Debt discount and deferred issuance cost amortization	–	1,420,487
Non-cash interest	489,939	–
Stock based compensation	1,856,044	–
Change in interest receivable	(3,410)	–
Change in accounts payable	11,997	–
Change in accrued expenses	(28,680)	–
Change in related party accounts payable	191,078	–
Gain on settlement of obligations	(258,112)	–
Change in accrued interest	399,067	927,626

Net cash used in operating activities	(75,584)	–

Cash Flows from Investing Activities
Issuance of short term notes receivable	(450,000)	–

Net cash used in investing activities	(450,000)	–

Cash Flows from Financing Activities
Proceeds from issuance of related party notes payable
Proceeds from issuance of common stock	528,680	–

Net cash provided by financing activities	528,680	–

Net increase in cash and cash equivalents	3,096	–

Cash and cash equivalents at beginning of the period	–	–

Cash and cash equivalents at end of the period	$3,096	$–

Supplementary Disclosures of Cash Flow Information

Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Non-Cash Investing and Financing Activities

Common stock issued for settlement of promissory and other notes and accrued interest	$11,591,496	$–
Common stock issued for settlement of previously accrued expenses	$578,730	$–

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDIGO-ENERY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Interim Financial Statements

Indigo-Energy, Inc. (the “Company” or “Indigo” or “We”) was originally incorporated in 1981 and is a Nevada Corporation in good standing.

The Company’s objective is to seek the acquisition of, or merger with, an existing operating company. The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. On May 25, 2014, the Company entered into a Plan of Merger agreement with Fetopolis, Inc. with the completion of the merger subject to various standard closing conditions, along with certain contingencies.

On September 2, 2014 the Company terminated the Plan of Merger with Fetoplis, Inc. and entered into a Plan of Merger with HDIMAX Inc., an entity controlled by the same individual that controls Fetopolis, Inc. For additional detail surrounding the Plan of Merger, see the Company’s Current Report filing on Form 8-K filed on September 4, 2014. The completion of the merger is subject to standard closing conditions and contingencies.

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. The Company did not have any cash equivalents at September 30, 2014 or December 31, 2013.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

Recently Issued Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. The presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. We adopted ASU No. 2014-10 effective as April 1, 2014. As a result we have revised our consolidated statements of operations and cash flows to exclude reporting for the period from date of inception through September 30, 2014.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers.  The objective of this update is to 1) remove inconsistencies and weaknesses in revenue requirements, 2) provide a robust framework for addressing revenue recognition issues, 3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets 4) provide more useful information to users of financial statements through improved disclosure requirements, and 5) simplify the preparation of financial statements. This update is effective in annual reporting periods beginning after December 15, 2016 and the interim periods within that year.  The Company will be evaluating the impact of this update as it pertains to the Company’s financial statements and other required disclosures on an on-going basis, currently contingent upon the successful completion of a plan of merger or other commencement of principal revenue generating activities, until its eventual adoption and implementation.

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

3. Notes Payable

Notes payable consist of the following:

	September 30,	December 31,
	2014	2013
Convertible notes payable, issued in 2010, interest rate of 12%, due on demand and convertible at a rate of $0.04 to $0.05 per share	$–	$500,000

Notes payable, issued in 2007 and 2008, interest rate of 10%, due on demand	–	565,000

Notes payable - related party, issued in 2010 and revised in 2013, interest rate of 10%, due on demand	–	8,750,000

Notes payable, issued in 2008, interest rate of 10%, due on demand	–	75,000

Notes payable - related party, issued in 2011, nominal interest rate of 10%, due on demand	–	255,000

Notes payable - related party, issued in 2012, interest rate of 10%, due on demand	–	21,740

Total notes payable	$–	$10,166,740

Accrued interest	$–	$1,025,689

During the three and nine months ended September 30, 2014 the Company recognized total interest expense of $nil and $889,006, respectively. Interest expense for the three and nine months ended September 30, 2013 was $1,146,894 and $2,348,113, respectively.

During the nine months ended September 30, 2014, the Company issued 97,987,895 shares of restricted common stock for consideration totaling $489,939, included in interest expense in the condensed statements of operations, as an inducement to related parties to convert all of their previously outstanding notes payable and accrued interest totaling $310,553 into shares of restricted common stock.

During the nine months ended September 30, 2014, the Company settled notes payable with a principal balance totaling $10,166,740 and accrued interest totaling $1,424,756 via the issuance of 220,666,540 shares of common stock, exclusive of the inducement shares described above.

4. Related Party Transactions

During the nine months ended September 30, 2014, the Company received total working capital advances from a related party of $191,078. As of September 30, 2014 and December 31, 2013, the Company had accounts payable of $250,087 and $59,009 due to a related party, respectively.

For the nine months ended September 30, 2014 and 2013, the Company recognized interest expense of $842,848 and $2,248,235, respectively, associated with notes payable due to related parties. In addition, during the nine months ended September 30, 2014, the Company settled related party notes payable with a principal balance of $9,026,740 and accrued interest of $801,494 by issuing 292,858,075 shares of common stock, inclusive of the inducement shares as described in Note 3.

5. Equity Transactions

On February 28, 2014, the Company entered into settlement agreements with note holders with a total principal balance of $1,141,740 and accrued interest of $558,168 via the issuance of 22,834,800 shares of common stock.

On March 4, 2014, the Company entered into settlement agreements with three previous service providers in which a total of $578,730 of previously accrued expenses was converted to 11,574,600 shares of common stock.

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

On September 2, 2014, the Company issued 50,000,000 shares of common stock for cash totaling $250,000.

On September 4, 2014, the Company issued a total of 150,000,000 shares of common stock for consulting fees valued at $750,000.

6. Contingent Plan of Merger

On September 2, 2014, the Company entered into an agreement and Plan of Merger with HDIMAX, Inc., a Delaware corporation, and HDIMAX Acquisition Corporation., a Nevada corporation and a wholly-owned subsidiary of the Company (the “HDIMAX Merger Agreement”), pursuant to which we agreed to acquire all of HDIMAX’s issued and outstanding common shares in exchange for the issuance of ninety-four percent (94%) of the Company outstanding common stock immediately after the effectiveness of the merger.

Pursuant to the plan of merger, HDIMAX Acquisition Corporation will merge with and into HDIMAX, Inc., with HDIMAX, Inc. remaining as the surviving corporation and operating as a wholly owned subsidiary after the merger closes.

The completion of the merger is subject to various closing conditions, and is also contingent upon the completion of the audit of the financial statements of HDIMAX and the pro forma financial statements of the combined Company and the satisfaction of applicable regulatory requirements.

The merger agreement also contemplates that our board of directors will appoint the nominees and appointees of HDIMAX, Inc. as directors and officers of our company as of the closing date of the merger.

In June and September of 2014 the Company issued short term notes receivable for $200,000 and $250,000, respectively, to the counter-party in the Company’s contingent plan of merger. The notes carry an interest rate of 5% per annum and are payable within 60 days of the closing of the contingent plan of merger.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information that we believe is relevant to an assessment and understanding of the results of operations and financial condition of the Company as of and for the period ended September 30, 2014, as well as our future results. It should be read in conjunction with the condensed financial statements and accompanying notes also included in this 10-Q and our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2013.

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

On September 2, 2014, the Company entered into an agreement and Plan of Merger with HDIMAX, Inc., a Delaware corporation, and HDIMAX Acquisition Corporation., a Nevada corporation and a wholly-owned subsidiary of the Company (the “HDIMAX Merger Agreement”), pursuant to which we agreed to acquire all of HDIMAX’s issued and outstanding common shares in exchange for the issuance of ninety-four percent (94%) of the Company outstanding common stock immediately after the effectiveness of the merger. The Company entered into the HDIMAX Merger Agreement in lieu of a previously contemplated transaction with Fetopolis, Inc.

Pursuant to the plan of merger, HDIMAX Acquisition Corporation will merge with and into HDIMAX, Inc., with HDIMAX, Inc. remaining as the surviving corporation and operating as a wholly owned subsidiary after the merger closes. The completion of the merger is subject to various closing conditions, and is also contingent upon the completion of the audit of the financial statements of HDIMAX and the pro forma financial statements of the combined Company and the satisfaction of applicable regulatory requirements.

Results of Operations

During the three and nine months ended September 30, 2014, we incurred total operating expenses of $824,793 and $2,106,023, respectively, compared to no operating expenses incurred in the prior comparable periods. Included in our operating expenses for the three and nine months ended September 30, 2014 is general and administrative expenses of $14,889 and $500,398, respectively, the nine months primarily consisted of $476,875 of officer compensation paid to our sole officer and Director via the issuance of 95,374,930 shares of common stock. We expect this payment to our sole officer and Director to be non-recurring based on our current business activities, and unless we complete our proposed plan of merger, our general and administrative expenses will likely decline the remainder of the fiscal year. Our remaining operating expenses for the three and nine months ended September 30, 2014 consisted of professional fees of $809,904 and $1,605,625 respectively. These professional fees were incurred for the services of third party legal, accounting, and other consultants for the preparation of our previously delinquent 1934 Act periodic reports, and document preparation and other due diligence associated with our proposed plan of merger. Of the professional fees incurred during the three and nine months ended September 30, 2014, we successfully settled total obligations of $750,000 and $1,369,000 via the issuance of shares of common stock. We expect our operating expenses to remain at their current levels or decline on a quarterly basis over the next twelve months unless we successfully complete our proposed plan of merger or enter into a different strategic business combination.

We recognized interest expense of $nil and $889,006 during the three and nine months ended September 30, 2014 as compared to $1,146,894 and $2,348,113 for the respective periods in the prior year. Approximately $490,000 of the current period interest expense relates to non-recurring conversion inducement shares issed to related parties. As the Company has successfully settled all its previously outstanding principal and interest obligations via the issuance of common stock, no further interest expense is expected to be recognized for the next several periods.

Liquidity and Capital Resources

During the nine months ended September 30, 2014, the Company used operating cash of $75,584; inclusive of the settlement of previously accrued professional fees at a discount resulting in the recognition of a gain of $258,112 and the settlement of accrued professional fees. We expect to continue to accrue expenses, primarily professional fees, some of which are paid by related parties until the successful completion of a business combination, if any.

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

In June and September of 2014 the Company issued short term notes receivable for $200,000 and $250,000 respectively to the counter-party in the Company’s contingent plan of merger. The notes carry interest rates of 5% per annum and are payable within 60 days of the closing of the contingent plan of merger.

At September 30, 2014, we had current obligations totaling approximately $453,000, a reduction of approximately $11.9 million, the majority of which was settled via the issuance of our common stock.

During the nine months ended September 30, 2014 we raised cash totaling $528,680 via the issuance of shares of our common stock. The cash proceeds were used to pay our on-going operating expenses and to provide short-term liquidity to our proposed merger target. We are actively pursuing several financing options; however, these activities are severely hampered by the lack of liquidity in our equity instruments, partially caused by not being in full compliance with our 1934 Act filing requirements. As of the date of this report, we do not have any firm funding commitments. Any funding arrangements entered into in the next twelve months will likely not be at terms favorable to the Company based on its current risk profile.

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

ITEM 4. CONTROLS AND PROCEDURES.

A. Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer (who also serves as our Principal Accounting Officer), an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Principal Executive Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective.

B. Internal Control over Financial Reporting

No change in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13(a)-15 occurred during the fiscal quarter ended September 30, 2014, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 2, 2014, the Company issued 50,000,000 shares of common stock for cash totaling $250,000.

On September 4, 2014, the Company issued a total of 150,000,000 shares of common stock for consulting fees valued at $750,000

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)     The following documents are filed as part of this Report:

(2) Exhibits filed as part of this Report:

Exhibit Number	Exhibit

3.1	Amended and Restated Articles of Incorporation of Indigo-Energy, Inc. (incorporated by reference to our definitive Information Statement on Schedule 14C filed on October 20, 2014)

3.2	Amended and Restated Bylaws of Indigo-Energy, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed October 6, 2014)

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDIGO-ENERGY, INC.
(Registrant)

Date: November 6, 2014	By:	/s/ James C. Walter, Sr.
Name: James C. Walter Sr.
Title: Principal Executive Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

