Form 10-Q/A
period 2014-09-30
Indigo-Energy, Inc.
filed 2014-11-12
CIK 356870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q is being filed solely to amend the cover page to indicate that the registrant 1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days; and 2) has submitted Interactive Data files as required during the preceding 12 months.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDIGO-ENERGY, INC.
(Registrant)

Date: November 12, 2014	By:	/s/ James C. Walter, Sr.
Name: James C. Walter Sr.
Title: Principal Executive Officer and Principal Financial Officer)

3