Form 10-K
period 2014-12-31
ZONZIA MEDIA, INC.
filed 2015-04-15
CIK 356870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO________________.

Zonzia Media, Inc.

(Name of small business issuer in its charter)

Formerly:

HDIMAX Media, Inc.

Formerly:

Indigo-Energy, Inc.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 if Regulation S-T (§229.405 of this chapter) during the preceeding 12 months (or such shorter period that the registrant was required to submit and post such files) ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting Company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☑

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2014, based on the closing price of the Over-The-Counter Pink Sheets of $0.3916 per share was approximately $9,313,405.

Number of shares outstanding of the registrant’s common stock, $0.001 par value, outstanding on April 15, 2015: 207,847,162.

INDIGO-ENERGY, INC

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Zonzia Media, Inc. (formerly Indigo-Energy, Inc. and HDIMAX Media, Inc.; our “company” or “we” or “us”) currently conducts business through its website, www.zonzia.com, and a soon to be launched video on demand channel, streaming video on demand, and mobile video application (collectively “content delivery platforms”). Our on demand offerings, both streaming and video will be available on an over-the-top basis meaning users will have access via any connection to the internet. When referring to our company and using phrases such as “we” and “us,” our intent is to refer to Zonzia Media, Inc. (formerly Indigo-Energy, Inc. and HDIMAX Media, Inc.). The contents of our website and other content delivery platforms referenced in this Report are not incorporated herein by reference and do not constitute part of this Report.

Zonzia Media, Inc. was originally incorporated in 1981 in the State of Nevada. In December 2005, following a recapitalization that resulted in a change of control, Indigo was an independent energy company that engaged primarily in the exploration of natural gas and oil in the Appalachian Basin in Pennsylvania, West Virginia, Illinois, and Kentucky through December 2010.  These activities were carried out on leased properties, some of which were proven, primarily through the entry into joint venture and other operating agreements.

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

Subsequent to New Hope Partners obtaining a controlling interest in the second half of 2013, the Company’s primary focus was on organizational efforts, settling previously outstanding obligations on the best terms possible, and re-establishing its regulatory compliance. On May 12, 2014 the Company filed its annual report on Form 10-K for the fiscal year ended December 31, 2013 and believes it has subsequently been current with its periodic filing requirements under the Exchange Act of 1934. Additionally and as further discussed below, the Company settled over $12 million of previously accrued liabilities primarily through the issuance of shares of restricted common stock during the first half of 2014.

Since entering into a plan of merger on May 25, 2014, as amended on September 2, 2014 and November 20, 2014, the Company has been engaged in the digital publishing and broadcasting business. In this regard, the Company completed a merger with HDIMAX, Inc., a private operating company, on November 21, 2014 and changed its name to HDIMAX Media, Inc.

On January 22, 2015, the Company entered into a Settlement Agreement with the former owner of HDIMAX, Inc. effectively and substantively cancelling the merger.

On March 9, 2015 the Company changed its name to Zonzia Media, Inc. and its ticker symbol changed to “ZONX”. The Company is aggressively developing its digital content and multi-platform entertainment distribution channels.

Our company’s address is 74 N. Pecos Road, Suite D, Henderson, Nevada 89074. Our company’s telephone number is (702) 463-8528.

Business

Zonzia’s Reverse Acquisition of HDIMAX, Inc. and Subsequent Settlement Agreement

On November 21, 2014, we underwent a change in control. In connection therewith, we adopted a new business plan, appointed new officers and directors, and abandoned our previous operations.

We effectuated the change in control and business operations via the issuance of 712,121,205 shares of common stock in exchange for 100% of the outstanding shares of common stock of HDIMAX, Inc. The common stock issuance, representing 94% of the outstanding shares of the consolidated Company, was to be accounted for as a reverse capitalization in accordance with accounting principles generally accepted in the United States (“US GAAP”) and the Rules and Regulations as promulgated be the United States Securities and Exchanges Commission (“SEC”).

On January 22, 2015 we entered into a Settlement Agreement with Rajinder Brar, the previous sole owner of HDIMAX, Inc., in which we cancelled all of the 712,121,205 shares of common stock previously issued to Mr. Brar. In consideration for the shares being cancelled, we forfeited our rights to sell advertising and other products on websites previously controlled Mr. Brar and related entities, with the exception of www.hdimax.com. An outline of the significant terms of the Settlement Agreement include, but are not limited to, the following:

•	The 712,121,205 million shares of HDIMAX Media, Inc. (formerly Indigo-Energy) common stock issued to Rajinder Brar, the owner of 100% of the previously outstanding stock of HDIMAX, Inc. immediately preceding the reverse acquisition transaction, were cancelled.

•	Rajinder Brar, Aneliya Vasileva, and Myles Pressey III, previously appointed as the Company’s officers and Board of Directors immediately following the completion of the reverse acquisition, resigned and forfeited future compensation terms associated with any and all previously agreed upon employment agreements.

•	Mr. James C. Walter Sr. was reappointed to serve as a Director charged with appointing new officers. Mr. Walter Sr. served as the Sole Officer and Director of the Company immediately preceding the completion of the reverse acquisition transaction.

•	The Company’s option agreement to acquire Fashion Style Magazine, Inc., an entity wholly owned by Rajinder Brar, was cancelled.

•	The Omnibus Agreement and License dated November 21, 2014, by and between the Company and Fashion Style Magazine, Inc. was terminated. The brands and assets wholly owned by Rajinder Brar through Fashion Style Magazine, Inc. were intended to be a core portion of the consolidated Company’s business operations subsequent to the completion of the reverse acquisition.

•	The Company forfeited all rights to Frontlinewire.com, a brand and website acquired in the reverse acquisition.

•	The Company maintained all rights to hdimax.com, a brand and website acquired in the reverse acquisition, but agreed to assign those assets back to their original owners by May 1, 2015.

We do not intend to further develop or publish content at www.hdimax.com. For additional details, including a copy of the Settlement Agreement, please see our Current Report on Form 8-K filed on January 29, 2015.

Zonzia Media

We are a new multi-platform entertainment distribution channel with the goal of being a unique hybrid of a linear channel, a video-on-demand channel and an over-the-top channel. Our viewer immersion technology will allow instant access to our available content. Upon the full launch of our delivery platforms we will deliver all kinds of innovative entertainment including:

•	Original Programming – featuring documentaries, short films, mini-series, and television shows of all genres produced and directed by well-known individuals within the entertainment industry as well as up and comers.

•	Feature Films – full-length films from major studio productions and independent film makers.

•	Television Shows – shows from all the major networks as well as originally developed shows exclusively available on delivery platforms.

•	Sports, Concerts, and Live Events – streaming sports, music, and other live entertainment events from around the world.

Through our multi-platform distribution channels, including our soon to be released Zonzia mobile application (“app”), we intend to provide our consumers an enhanced interactive viewing experience. Our viewers will have instant access to social media pages, exclusive bonus coverage, behind the scenes access, games, and much more. We will also be providing our viewers with the opportunity to receive instant coupons from our participating advertisers. Our core delivery platforms include the following:

Zonzia.com

Our content will be readily available on computers and mobile devices both in the United States and internationally. All of our content is posted on www.zonzia.com and is available globally.

Video on Demand (VOD)

We have entered into strategic arrangements with well-known cable and wireless providers to deliver all of our content on mobile devices and cable television. We anticipate that our video on demand offerings (VOD) will include exclusively produced full length feature movies, live events and general programming readily available on other websites, for which our competitors generally charge an access fee. We are cross-soliciting film and live event promoters, offering direct access to our targeted demographics in exchange for an up-front production fee. By matching video and live event producers and promoters with our advertising customers, advertisers will have the ability to produce and embed user-targeted commercials in our streaming VOD offerings. We believe that, by providing entertaining and exclusively available content to our expanding individual customer base, our brand awareness will increase significantly, enabling us to develop strong relationships and retention rates with our advertisers, ecommerce and other brand partners.

Zonzia (Over-The-Top) Channel

Our Zonzia channel, soon to be available in hotel rooms throughout the United States, delivers up to four hours of our content on a continuous loop free of charge. We are intending to refresh the looped content on a twice a month basis.

In addition to being able to deliver innovative and entertaining content across all of our delivery platforms, our overall success is heavily dependent on our ability to develop worldwide brand recognition which is intended to result in a significant viewer and ultimately consumer base. Our brand recognition and viewer base are expected to drive rapid expansion of individual consumer impressions that are essential in the development and effectiveness of our advertising program offerings. In this regard, we have entered into multiple strategic agreements with well-known digital content developers and distributors with significant and long established viewer and consumer bases. By fostering these agreements, enhancing consumer engagement, and attracting new users, we believe we can provide our advertising customers and content development partners strategic opportunities specifically designed for our targeted demographics. Since we generate advertising revenue from the number of user impressions we achieve, our content and other product offerings must be attractive to our individual users.

Viewer Subscriptions

As we launch our delivery platforms, particularly our website mobile applications, our content and accompanying intereactive services will be available for free for limited periods in order to aggressively increase our brand awareness and consumer base. As we continue to integrate the interactive services available through our technology partners, including a built-in e-wallet enabling direct e-commerce which allows our viewers to make instant purchases regardless of where or when they view our content.  Through our technology application, viewers will be able to make donations and receive valuable targeted coupons from participating advertisers. Additionally, content developers, directors, and producers will be able to deliver entertaining interactive matter and allow users to view other related material through additional platforms, greatly enhancing our viewer’s experience with synchronized multi-media.  Our technology applications will also provide viewers content related social media pages, exclusive bonus content, games, polls, and more.

As our brand awareness and consumer base gains momentum, we will begin a targeted subscription drive expected to be fully ramped by the beginning of the fourth quarter of 2015. Subsequent to the initial launch and trial period we begin charging subscribers a monthly fee based on an industry average generally between $5 and $10 per month. Subscribers will have access to exclusive content, exclusive events, live streaming, and behind the scenes access.

Advertising

We provide our clients and customers advertising opportunities through engaging consumers on our primary website, www.zonzia.com, mobile applications, and VOD and other channel offerings.

Our advertising program, which provides our customers many different options, is designed to maximize relevance to search queries or web content. Our advertising options specifically co-designed by our sales and marketing staff will allow our customers to create targeted ads to appear beside related search results or web content on our websites and include:

•	Display Advertising – This includes banner ads and consists of text and graphics based ads that appear next to content relevant to the various product offerings. We will offer these banner ads in several sizes, allowing for each to contain logos, pictures, other graphics and video.

•	Display Advertorials – Display advertorials are advertisements in the form of editorial content and designed to provide consumers additional insights to our customers’ products or services. Advertorials are generally limited to 500 words and may be created by our content development staff or may be provided directly by the customer or the customer’s representative. Advertorials are believed to be the most cost-effective digital advertising, based on their high search engine optimization.

•	Native Advertising – Native advertising programs are designed to specifically match content and advertising directed at smaller, targeted groups of users based on specific interests.

•	Video Advertising – Similar to television commercials widely seen on network TV, video advertisements will run throughout some of our streaming video offerings.

Most of our customers, regardless of the above option(s) selected, pay us on a cost-per-impression (“CPM”) basis, which means that an advertiser pays us based on the number of times such advertiser’s ads appear on our websites and other delivery platforms. As part of our on-going growth and brand awareness building, we have and continue to invest significant resources in improving our advertising offerings and content in order to attract more customers. We believe attracting and retaining advertising customers is dependent on our ability to develop relevant, well-targeted, social and well-integrated content in order to enhance the user experience. We further believe enhancing user experience is critical to the monetization of our demographic reach.

In order to continue improving and assist our advertising clients effectively reach their targets, we engage independent third parties to provide us specific user analytics, metrics and measurement tools. By understanding these data, we believe will be able to effectively monetize our user experience while increasing return on ad spend for our advertising customers.

We are intending to use a third party to manage all facets of our advertising operations. As of the date of this report, we have not formally engaged a service provider.

Sales and Support

Our sales support, billing systems, customer tracking and revenue collection efforts are provided by a third party vendor who is also our website and infrastructure provider.

We are developing and growing our sales and support infrastructure. When we are in a position to perform these functions internally, we expect to initially operate from leased offices in Los Angeles and New York City. The Los Angeles facility will also encompass a production facility where we will produce our own original content.

Marketing

Our initial marketing efforts will be focus on building our viewer and consumer bases. We believe that through our strategic agreements with well-known cable and wireless providers we will have access to tens of millions of viewers initially based in the United States. Our television channel offerings in hotel rooms are also expected to provide access to a more diverse and global viewer.

Additionally, our marketing efforts during fiscal 2015 will be focused on attracting and developing relationships with advertising customer and content producers and promoters. As we develop these relationships we will extend our marketing campaigns to aggressively develop our subscribers, expected to occur in the second half of 2015.

We are going to hire a public relations agency to be responsible for our significant planned marketing campaigns. We will also bring in additional support to cover special events, subscription campaigns, user and brand awareness campaigns, and other major initiatives.

In line with our overall business plan, we are focusing on the continued growth and recognition of our brands through providing meaningful content and high-quality products and consumer experience. Our marketing, promotional and public relations activities are designed to promote our brand image and differentiate it from competitors. In doing so, we believe our viewer, and ultimately consumer; base will grow rapidly and provide our customers with increasing impressions, allowing for maximization of advertising efforts.

Information Technology and Intellectual Property

We have engaged an information technology consulting firm to build the infrastructure to support our content delivery platforms. We have, and expect to continue to invest heavily in this infrastructure on an on-going basis.

We regard the protection and enforcement of intellectual property rights in our technology platforms to be important to the future success of our Company. As a result, we consider the acquisition and maintenance of certain protectable and enforceable rights in patent, trademark, copyright, trade dress, trade secret and know how in those technology platforms to be important to the future growth of our Company, and in that regard we intend to continue to maintain and to formalize on a going forward basis rights in our service marks, our trademarks, our copyrighted materials and content, our website and mobile applications, our domain names and our patentable business methods, as needed. With respect to our trade secrets and know how in our technology platforms, we have and will continue to maintain a regime of entering into protective confidentiality and intellectual property license agreements with our employees, our customers, our partners and other third parties to protect our confidential technology and business information.

As of the date of this report, we do not have any patents or registered trademarks.

Content Strategy

We have expended significant financial and other Company resources in developing our content strategy and expect to do on an on-going basis. Our overall strategy is to provide a generous mix of a established video libraries consisting of well-known movies, television shows, historical sporting events, and documentaries and docu-movies; as well as original and exclusive productions and co-productions.

The competition for well-known, critically acclaimed, and highly-rated programming across all genres is intense, and most of competitors consist of large companies with well established brands and significantly greater resources.

Our business model and content strategy is based around our ability to sell advertising, taking advantage of the careful monitoring and analyzing of our consumer demographics. We believe our model provides our advertisers the ability to achieve significant value in their marketing strategy, through knowing their audience in advance. If we effectively monetize our user demographics and experience satisfaction, we believe this would serve as a competitive strength as we seek to enter into favorable licensing and revenue sharing arrangements with our content developers and licensing partners. We anticipate that such arrangements would allow for global individual consumers to access live streaming events, movies, television shows and other product offerings.

Video

We believe the growing demand for streaming entertainment, increasingly available on mobile devices and tablets, is evident from the increasing development activity from major cable networks, film and production studios, and sports leagues to name a few. Companies like NetFlix, one of the first and most well-known brands streaming digital content, have experienced extreme success in rapidly building their brands and market share while monetizing that success by requiring users to pay fees. We believe that our business model and content strategy allows us to provide users a unique and entertaining streaming digital experience for certain of our products.

Our streaming platforms are designed to allow aspiring film, short film and television directors/producers to showcase their accomplishments in addition to showings of other first run movies and live streaming concerts and sporting events. We anticipate that our movies, short films and television shows will include various genres, such as documentaries, docu-series, biopics and children’s programming. Our strategy and safety policies strictly prohibit the streaming of adult entertainment and any form of pornography.

We also are seeking commercial arrangements with concert and sporting event promoters in which we would charge them a production fee to reach the targeted demographics that our website, mobile applications, and other distribution channels provide. Additionally, our officers have relationships with a significant number of freelance video contributors.

Competition

The digital broadcasting industry is intensely competitive and many of our competitors are well established internet companies, ecommerce and search engine companies, and television network and conglomerates. Many of these competitors have significantly greater financial resources and may prove to be more attractive to our content providers and developers.

Our business is characterized by rapid change and converging, as well as new and disruptive, technologies. We face formidable competition in every aspect of our business, particularly from companies that seek to connect people with information on the web and provide them with relevant advertising. Our advertising business faces competition from:

•	Various types of search engines, ecommerce websites, news-based content providers and other media and entertainment based sites. Many of these sites have more established brands and possess significant financial resources causing significant barriers to entry.
•	Other forms of advertising, such as television, radio, newspapers, magazines, billboards and yellow pages, for ad dollars. Our advertisers typically advertise in multiple media, both online and offline.
•	Providers of online products and services. Our online products and services compete directly with new and established companies, which offer communication, information and entertainment services integrated into their products or media properties.

Our intended ecommerce business is rapidly evolving and intensely competitive. Many of our current and potential competitors have greater resources, longer histories, more customers and greater brand recognition. They may secure better terms from suppliers, adopt more aggressive pricing and devote more resources to technology, infrastructure, fulfillment and marketing. Other companies also may enter into business combinations or alliances that strengthen their competitive positions. Our ecommerce business faces competition from:

•	Physical-world retailers, publishers, vendors, distributors, manufacturers and producers of our products.
•	Other online ecommerce and mobile ecommerce sites, including sites that sell or distribute digital content.
•	Media companies, web portals, comparison shopping websites and web search engines, either directly or in collaboration with other retailers.
•	Companies that provide ecommerce services, including website development, fulfillment, customer service and payment processing.
•	Companies that provide information storage or computing services or products, including infrastructure and other web services.
•	Companies that design, manufacture, market or sell consumer electronics, telecommunication and electronic devices.

We compete to attract and retain users, for whom other products and services are literally one click away, primarily on the basis of the relevance and usefulness of our content, features, availability and ease of use of our products and services.

Employees

We presently have four full-time corporate officers.

Our operations are overseen directly by our corporate officers. Our officers oversee all responsibilities in the areas of corporate administration, business development and research.

We intend to expand our current sales and marketing teams; administrative teams; and content and business development teams. Competition for qualified personnel in our industry is intense.

Seasonality

We do not expect seasonality to have a material impact on our business. As we expand our ecommerce business, we may experience seasonality in our sales volumes.

Research and Development

We do not expect to incur material research and development costs for the next 12 months.

Government Regulation

We are subject to numerous domestic and foreign laws and regulations covering a wide variety of subject matter. New laws and regulations (or new interpretations of existing laws and regulations) also may impact our business. The costs of compliance with these laws and regulations are high and are likely to increase in the future. Any failure on our part to comply with these laws may subject us to significant liabilities and other penalties.

Where You Can Find More Information

We file annual, quarterly and other requisite filings with the U.S. Securities and Exchange Commission (the “SEC”). Members of the public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Members of the public may obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. That site is located at http://www.sec.gov.

You also may request a copy of our filings, at no cost, by writing or telephoning us at:

Zonzia Media, Inc. (formerly HDIMAX Media, Inc. and Indigo-Energy, Inc.)

74 N. Pecos Road, Suite D

Henderson, Nevada 89074

Telephone: (702) 463-8528

Attention: Investor Relations

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors in addition to other information in this Annual Report on Form 10-K and other filings with the SEC before purchasing our common stock. The risks and uncertainties described below are those that are currently deemed to be material and specific to our Company and industry. If any of these or other risks actually occurs, our business may be adversely affected, and the trading price of our common stock may decline and you may lose all or part of your investment.

Risks Related to Our Business and Industry

Our sole operation has experienced a net loss since its inception in May 2014, and because it has a limited operating history, our ability to fully and successfully develop our business is unknown.

We do not have a significant operating history with which investors can evaluate its business. We have only generated de minimis click-through revenue and have not fully launched our content delivery platforms while incurring expenses.

Our ability to successfully develop our content and attract customers on favorable terms necessary to realize consistent, meaningful revenues and profit has not been established and cannot be assured. For us to achieve success, our services must receive broad market acceptance by consumers. Without this market acceptance, we will not be able to generate sufficient revenue to continue our business operation, and our business may fail.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenues, manage development costs and expenses and compete successfully with our direct and indirect competitors.

Based on current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the development, marketing and provision of our services. As a result, we may not generate significant net income from operations in the future. Failure to generate significant net income from operations in the near future may cause us to reduce or cease activities.

Our company’s independent auditors have expressed substantial doubt about our ability to continue as a going concern.

We have incurred losses and during our short history we have been in a development phase without material revenues or operational cash flows. Additionally, we currently have limited viable funding sources to pay our on-going obligations. Next, we do not currently have, and do not expect to have, recurring revenue generating sources until we fully launch our advertising business while continuing to incur operating expenses. These factors, along with having no substantial firm funding commitments, result in substantial doubt about our ability to continue as a going concern. As such, our independent auditors included an explanatory paragraph regarding the substantial doubt about the ability to continue as a going concern. The financial statements contain additional note disclosures describing the circumstances that led to the inclusion of the explanatory paragraph.

We expect to generate a significant portion of our near-term revenues from advertising, and a reduction in spending by or loss of advertisers could seriously harm our business.

In the near term (the next 12 to 18 months), we expect nearly all of our revenue will be generated from advertisers. Our advertisers can generally terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would adversely affect our revenues and business.

In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Adverse macroeconomic conditions can also have a material negative impact on the demand for advertising and cause our advertisers to reduce the amounts they spend on advertising, which could adversely affect our revenues and business.

We face intense competition. If we do not continue to innovate and provide content and products that are useful to users, we may not remain competitive, and our revenues and operating results could be adversely affected.

Our business is rapidly evolving and intensely competitive, and is subject to changing technologies, shifting user needs, and frequent introductions of new products and services. Our ability to compete successfully depends heavily on providing products and services that provide enjoyable experiences and entertain users. The competitive pressure to innovate encompasses providing a wider range of products and services and relevant and entertaining content that may not have been a part of previous core business plans.

We have many competitors in different industries, most of which have stronger band recognition, longer operating histories, and significantly more financial resources. Our competitors can use their experience and resources in ways that could affect our competitive position, including by making acquisitions, investing aggressively in research and development, aggressively initiating intellectual property claims (whether or not meritorious) and competing aggressively for advertisers and consumers.

Our competitors are constantly developing innovations content delivery, online advertising, and web-based products and services. The development of new, technologically advanced products is also a complex and uncertain process requiring high levels of innovation and investment, as well as the accurate anticipation of technology, market trends and consumer needs. As a result, we may not be able to compete on a timely basis, particularly with competitors with greater financial resources and longer operating histories. If we are unable to provide quality products and services, then acceptance rates for our products and services could decline and affect consumer and advertiser perceptions of our brand. In addition, these new products and services may present new and difficult technological and legal challenges, and we may be subject to claims if users of these offerings experience service disruptions or failures or other issues. Our operating results would also suffer if our innovations are not responsive to the needs of our users, advertisers, are not appropriately timed with market opportunities, or are not effectively brought to market. If our competitors are more successful than we are in developing compelling products or in attracting and retaining users, advertisers, and content providers, our revenues and operating results could be adversely affected.

Our business depends on a strong brand, and failing to maintain and enhance our brand would hurt our ability to expand our base of users, advertisers, and other partners.

We are in the early stages of building a strong brand identity that will be critical to the success of our business. We believe that the importance of brand recognition remains crucial due to the relatively low barriers to entry in the internet market. Our brand may be negatively impacted by a number of factors, including data protection and security issues, service outages, and product malfunctions. Failure to increase, maintain, and continually enhance our brand, which likely will require us to incur significant, and potentially excessive, expenses will adversely affect our business in a material manner.

If we fail to users to our viewer and consumer base our revenue, financial results, and business may be significantly harmed.

Our user base size and our users’ level of engagement are critical to our success. Our financial performance will be significantly determined by our success in adding, retaining and engaging active users. If we are unable to attract and publish engaging content, then our active user rate will decline, and we will be unable to attract advertising and ecommerce customers. If individual consumers across our target audience do not perceive our products to be useful, reliable and trustworthy, then we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement. There is no guarantee that we will be able to expand our active user base to levels to generate positive cash flows from operations. Consumer engagement patterns are constantly evolving and difficult to measure, and if we cannot provide timely evolution of our brands, then our financial results will severely harmed. Any number of factors could potentially negatively affect user retention, growth and engagement, including if:

•	users increasingly engage with other products or activities;
•	we fail to introduce content and other video products that users find engaging;
•	if we support ecommerce goods that are not favorably received;
•	consumer experience is diminished as a result of the decisions we make with respect to the frequency, prominence and size of ads that we display or the quality of the ads displayed;
•	user behavior on Facebook changes in ways that affect our business;
•	we are unable to manage and prioritize information to ensure users are presented with content that is interesting, useful and relevant to them;
•	there are adverse changes in our products that are mandated by legislation, regulatory authorities or litigation, including settlements or consent decrees; or
•	technical or other problems prevent us from delivering our products in a rapid and reliable manner or otherwise affect the user experience, such as any failure to prevent spam or similar content.

Our new products and changes to existing products could fail to attract or retain users or generate revenue.

Our ability to retain, increase and engage our user base and to increase our revenue depends heavily on our ability to provide successful new product offerings, such as original television or other videos, both independently and in conjunction with developers or other third parties. Our product reviews and introductions may include new and unproven products, including with which we have little or no prior experience. If new or enhanced products fail to engage users, developers or marketers, then we may fail to attract or retain users or to generate sufficient revenue or operating margin, and our business may be adversely affected. In the future, we may invest in new products and initiatives to generate revenue, but there is no guarantee these approaches will be successful.

We prioritize user growth and engagement and the user experience over short-term financial results.

We frequently make product decisions that may reduce our short-term revenue or profitability if we believe that the decisions are consistent with our mission and benefit the aggregate user experience and will thereby improve our financial performance over the long term. For example, from time to time we may change the size, frequency or relative prominence of ads in order to improve ad quality and overall user experience. Similarly, from time to time we adjust our websites to deliver the most relevant content to our users, which may adversely affect the distribution of content of developers and advertising customers and could reduce their incentive to invest in their marketing efforts on websites and those of our brand partners. We also may introduce changes to existing content mixes to attract new targeted demographics that direct previous users away from our sites. These decisions may not produce the long-term benefits that we expect, in which case our user growth and engagement, our relationships with developers and advertising customers and our business and results of operations could be harmed.

Our dependence on sole vendors subjects us to commercial risk.

Currently, all of our advertising sales, support, revenue generation and tracking and collections efforts are provided by one third party vendor. Additionally, our ecommerce support and fulfillment operations are managed by one vendor, although separate from our advertising service provider. If our relationship with either of these service providers erodes or is harmed, that would likely result in the interruption of our business plan and likely will result in adverse impacts on our financial results and future performance; however, we have backup relationships that we believe would limit and mitigate our exposure to some degree.

A variety of new and existing U.S. and foreign laws could subject us to claims or otherwise harm our business.

We are subject to numerous U.S. and foreign laws and regulations covering a wide variety of subject matters. New laws and regulations (or new interpretations of existing laws and regulations) also may impact our business. The costs of compliance with these laws and regulations are high and are likely to increase in the future. Any failure on our part to comply with these laws and regulations can result in negative publicity and diversion of management time and effort and may subject us to significant liabilities and other penalties.

Furthermore, many of these laws were adopted before the advent of the internet and related technologies and, as a result, do not contemplate or address the unique issues of the internet and related technologies. The laws that do reference the internet are being interpreted by the courts, but their applicability and scope remain uncertain. For example, the laws relating to the liability of providers of online services are currently unsettled both within the U.S. and abroad. Claims may be filed against us under both U.S. and foreign laws for defamation, invasion of privacy and other tort claims, unlawful activity, patent, copyright and trademark infringement or other theories based on the nature and content of the materials searched and the ads posted by our users, our products and services or content generated by our users.

In addition, the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for listing or linking to third-party websites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. Any future legislation impacting these safe harbors may adversely impact us. Various U.S. and international laws restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In the area of data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as California’s Information Practices Act. We face similar risks and costs as our products and services are offered in international markets and may be subject to additional regulations.

We may be subject to legal liability associated with providing online services or content.

We will provide a wide variety of products that enable users to exchange information and product and service providers to advertise and engage in various online activities both domestically and internationally. The law relating to the liability of providers of these online services and products for activities of their users is still somewhat unsettled both within the U.S. and internationally. Claims may be threatened or brought against us for defamation, negligence, breaches of contract, copyright or trademark infringement, unfair competition, unlawful activity, tort, including personal injury, fraud or other theories based on the nature and content of information that we publish or to which we provide links or that may be posted online or generated by us or by third parties, including our users. In addition, we may be subject to domestic or international actions alleging that certain content we have generated or third-party content that we have made available within our services violates U.S. and non-U.S. law.

Interruption or failure of our information technology and communications systems could hurt our ability to effectively provide our products and services, which could damage our reputation and harm our operating results.

The availability of our products and services depends on the continuing operation of our information technology and communications systems. Our systems are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems.

The occurrence of a natural disaster could result in lengthy interruptions in our service. In addition, our products and services are highly technical and complex and may contain errors or vulnerabilities. Any errors or vulnerabilities in our products and services, or damage to or failure of our systems, could result in interruptions in our services, which could reduce our revenues and profits and damage our brand.

Our operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations.

Our operating results may fluctuate as a result of a number of factors, many outside of our control, and we have a short operating history. As a result, comparing our operating results on a period-to-period basis will take time as we build our history and may not be meaningful in any period. As a result, you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date and annual revenues and expenses may differ significantly from our projected rates. Any of these events could cause our stock price to fall. Each of the risk factors listed in this section in addition to the following factors may affect our operating results:

•	our ability to continue to attract users to our websites and satisfy existing users on our websites;
•	our ability to monetize traffic on our websites;
•	revenue fluctuations caused by changes in property mix, platform mix and geographical mix;
•	the amount and timing of operating costs and expenses and capital expenditures related to the maintenance and expansion of our businesses, operations and infrastructure;
•	our focus on long-term goals over short-term results;
•	our ability to keep our websites operational at a reasonable cost and without service interruptions; and
•	because our business is changing and evolving, and because of our lack of historical operating results, predicting our future operating results is not reliable. In addition, advertising spending has historically been cyclical in nature, reflecting overall economic conditions, as well as budgeting and buying patterns.

We rely on highly skilled personnel, and if we are unable to retain or motivate key personnel, hire qualified personnel or maintain our corporate culture, then we may not be able to grow effectively.

Our performance largely depends on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. Competition in our industry for qualified employees is intense. In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

Claims that current or future technologies used in our products and services infringe or misappropriate the proprietary rights of others could adversely affect our ability to use those technologies and cause us to incur additional costs.

We could be subject to third party infringement claims if third parties challenge our use of a particular technology or proprietary information in our sites. Any litigation, regardless of its outcome, would likely result in the expenditure of significant financial resources and the diversion of management’s time and resources. In addition, litigation in which we are accused of infringement may cause negative publicity, adversely impact prospective customers and require us to develop non-infringing technology, make substantial payments to third parties or enter into royalty or license agreements, which may not be available on acceptable terms or at all.

We may acquire technologies or companies in the future, and such acquisitions could disrupt our business and dilute our stockholders’ interests.

We may acquire additional technologies or other companies in the future, and we cannot provide assurances that we will be able to successfully integrate their operations or that the cost savings we anticipate will be fully realized. Entering into an acquisition or investment entails many risks, any of which could materially harm our business, including:

•	the diversion of management’s attention from other business concerns;
•	the failure to effectively assimilate the acquired technology, employees or other assets of the acquired company into our business;
•	the loss of key employees from either our current business or the acquired business; and
•	the assumption of significant liabilities of the acquired company.

If we complete acquisitions, we may dilute the ownership of current stockholders. In addition, achieving the expected returns and cost savings from our past and future acquisitions will depend in part on our ability to integrate the products and services, technologies, research and development programs, operations, sales and marketing functions, finance, accounting and administrative functions and other personnel of these businesses into our business in an efficient and effective manner. We cannot ensure that we will be able to do so or that the acquired businesses will perform at anticipated levels. If we are unable to successfully integrate acquired businesses, then our anticipated revenues may be lower, and our operational costs may be higher.

Our strategy for growth may include joint ventures, strategic alliances and mergers and acquisitions, which could be difficult to manage.

The successful execution of our growth strategy will depend on many factors, including identifying suitable companies, negotiating acceptable terms, successfully consummating the corporate relationships and obtaining the required financing on acceptable terms. We may be exposed to risks that we may incorrectly assess new businesses and technologies. We could face difficulties and unexpected costs during and after the establishment of corporate relationships.

Acquisitions could be foreign acquisitions, which would add additional risks, including political, regulatory and economic risks, related to specific countries as well as currency risks.

Our insurance may not be sufficient.

We will carry insurance that we consider adequate having regard to the nature of the risks of doing business and costs of coverage. We may not, however, be able to obtain insurance against certain risks or for certain products or other resources located from time to time in certain areas of the world to the extent that we may be forced to rely on outside providers. Currently, we are not fully insured against all possible risks, nor are all such risks insurable. Thus, although we intend to maintain insurance coverage, such coverage may not be adequate.

Some of our proprietary intellectual property is not protected by any patent or patent application, and, despite our precautions, it may be possible for third parties to obtain and use such intellectual property without authorization.

The steps we have taken and may take in the future may not prevent misappropriation of our solutions or technologies, particularly in respect of officers and employees who are no longer employed by us or in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

We may seek to protect our proprietary intellectual property through contracts, including, when possible, confidentiality agreements and inventors’ rights agreements with our customers and employees.

We intend to seek to protect proprietary intellectual property in part by confidentiality agreements and, if applicable, inventors’ rights agreements with strategic partners and employees, although such agreements have not been and may not be put in place in every instance. We cannot guarantee that these agreements will adequately protect our trade secrets and other intellectual property or proprietary rights. We cannot be sure that the parties that enter into such agreements with us will not breach them, that we will have adequate remedies for any breach or that such persons or institutions will not assert rights to intellectual property arising out of these relationships.

Our failure to obtain or maintain the right to use certain intellectual property may negatively affect our business.

Our future success and competitive position depends in part on our ability to obtain or maintain certain proprietary intellectual property used in our solutions. This may be achieved, in part, by prosecuting claims against others who we believe are infringing our rights and by defending claims of intellectual property infringement brought by others. While we are not currently engaged in any intellectual property litigation, in the future we may commence lawsuits against others if we believe that they have infringed our rights, or we may become subject to lawsuits alleging that we have infringed the intellectual property rights of others. For example, to the extent that we have previously incorporated third party technology and/or know-how into certain systems for which we do not have sufficient license rights, we could incur substantial litigation costs, be forced to pay substantial damages or royalties or even be forced to cease operations in the event that any owner of such technology or know-how were to challenge our subsequent installation of such system (and any progeny thereof). In addition, to the extent that we discover or have discovered third party patents that may be applicable to machines or systems in development, we may need to take steps to avoid claims of possible infringement, including obtaining non-infringement or invalidity opinions and, when necessary, re-designing or re-engineering machines and/or systems. However, we cannot assure you that these precautions will allow us to successfully avoid infringement claims. Our involvement in intellectual property litigation could result in significant expense to us, adversely affect the development of our waste remediation intellectual property and divert the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor. In the event of an adverse outcome in any such litigation, we may, among other things, be required to:

•	pay substantial damages;
•	cease the development, manufacture, use, sale or importation of machines or systems or components thereof that infringe on other patented intellectual property;
•	expend significant resources to develop or acquire non-infringing intellectual property;
•	discontinue processes or systems incorporating infringing technology; or
•	obtain licenses to the infringing intellectual property.

We cannot assure you that we would be successful in any such development or acquisition or that any such license would be available upon reasonable terms, if at all. Any such development, acquisition or license could require the expenditure of substantial time and other resources and could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to our Common Stock

Our executive officers and directors collectively have the power to control our management and operations, and have a significant majority in voting power on all matters submitted to the stockholders of the company.

Management and affiliates of our management currently beneficially own a majority of our outstanding common stock. Consequently, management has the ability to influence control of the operations of the Company and, acting together, will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

•	Election of our board of directors;
•	Removal of directors;
•	Amendment to the Company’s Articles of Incorporation or Bylaws; and
•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

These stockholders have complete control over our affairs. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the Common Stock.

Our common stock has not been widely traded, and the price of our common stock may fluctuate substantially.

To date, there has been a limited public market for shares of our common stock, with limited trading. An active public trading market may not develop or, if developed, may not be sustained. The current market price of our common stock and any possible subsequent listing on the NASDAQ Market or other securities exchange, if and when we are successful in doing so, will be affected by a number of factors, including those discussed above.

Future sales of our common stock by existing stockholders could cause our stock price to decline.

If our existing stockholders sell substantial amounts of our common stock in the public market, then the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of common stock also could depress the market price of our common stock. There are approximately 208 million shares of our common stock outstanding, of which approximately 2,055,833 shares are currently freely tradable. The balance of our shares currently contains certain restrictions on resale. We may in the future issue and register additional shares of our common stock that might be freely transferable at the time of such transaction.

A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

We do not expect to pay dividends in the foreseeable future, and any return on investment may be limited to the value of our common stock.

We do not anticipate paying dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition, opportunities to invest in the growth of our business and other business and economic factors affecting us at such time as our Board of Directors may consider relevant. If we do not pay dividends, then our common stock may be less valuable because a return on investment will occur only if our stock price increases.

Our charter documents may discourage or prevent a change in control, even if an acquisition would be beneficial to our stockholders, which could adversely affect our stock price and prevent attempts by our stockholders to replace or remove our current management.

Our current articles of incorporation and bylaws, which will remain in effect after the effective date of this Report, contain provisions that could delay or prevent a change in control of our company or changes in our Board of Directors that our stockholders might consider favorable and limit the price that certain investors might be willing to pay in the future for our securities. Among other things, these provisions:

•	Authorize the issuance of preferred stock that can be designated and issued by our Board of Directors without prior stockholder approval and with rights senior to those of our common stock.

•	Require advance written notice of stockholder proposals and director nominations to be considered at stockholders’ meetings.

These and other provisions in our articles of incorporation and bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our Board of Directors or to initiate actions that are opposed by our then current Board of Directors, including a merger, tender offer or proxy contest involving our company. Any delay or prevention of a change in control transaction or changes in our Board of Directors could cause the market price of our common stock to decline.

We are authorized to issue preferred stock, which could adversely affect the value of shares of our common stock.

Our articles of incorporation authorize us to issue up to 200,000,000 shares of preferred stock, approximately 100,000,000 shares of which are available for future issuance as of the date of this Report. Our Board of Directors could designate and issue preferred stock, in one or more series, the terms of which may be determined at the time of issuance by our Board of Directors, without further action by stockholders. Terms of preferred stock could include voting rights, including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The designation of preferred stock could have a material adverse effect on the rights of holders of our common stock and therefore could reduce the value of shares of our common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party. The ability of our Board of Directors to issue preferred stock could have the effect of rendering more difficult, delaying, discouraging, preventing or rendering more costly an acquisition of our company or a change in control of our company, thereby preserving control of our company by current management.

Our common stock is deemed to be a “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock is deemed to be a “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This classification reduces the potential market for our common stock by reducing the number of potential investors. This would be detrimental to the development of active trading in our common stock and make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This also could cause our stock price to decline or impede any increase in price. Penny stocks are stocks:

•	with a price of less than $4.00 per share;
•	that are not traded on a “recognized” national exchange; or
•	in issuers with net tangible assets less than $2 million (if the issuer has been in continuous operation for at least three years) or $10 million (if the issuer has been in continuous operation for less than three years), or with average revenues of less than $6 million for the last three years.

Broker-dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker-dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. Many broker-dealers will not offer penny stocks to their clients. Moreover, many investors are disinclined to purchase penny stocks.

If we raise additional funds through the issuance of equity or convertible debt securities, your ownership will be diluted.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership held by existing stockholders will be reduced, and new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility with respect to certain business matters.

Grants of stock options and other rights to our employees may dilute your stock ownership.

We plan to attract and retain employees in part by offering stock options and other purchase rights for a significant number of shares of our common stock. We intend to grant stock options to certain officers and directors of our company. The issuance of shares of common stock pursuant to such stock options, and stock options issued in the future, will have the effect of reducing the percentage of ownership in our company of our then existing stockholders.

FINRA sales practice requirements also may limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (known as “FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Before recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 2. DESCRIPTION OF PROPERTY

As of December 31, 2014, the Company did not have any owned or leased property.

ITEM 3. LEGAL PROCEEDINGS

We have been named as defendants in a number of collection actions that we believe are the responsibility of HDIMAX, Inc. and related entities that are controlled by Rajinder Brar, the previous owner of HDIMAX, Inc. and related entities that we believe incurred the obligations prior to our merger transaction and were subsequently discharged in our Settlement Agreement effective January 22, 2015. A description of these proceedings is as follows:

Congoo, LLC v. HDIMAX Max Media, Inc. Civ. Action No. 3:15-cv-01423

The Plaintiff’s in the case provide online advertising opportunities for a fee. The Plaintiff alleges the Company owes them in excess of $422,000 based on an agreement, dated prior to our merger, with an entity controlled by our former Chairman and Chief Executive Officer. The plaintiff alleges that the entity with the prior agreement merged into our Company and changed the name. We are contesting the claim and have filed an initial response on March 23, 2015. As of the date of this report we are uncertain as to any outcome.

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted and traded under the symbol “ZONX” on the OTC pink sheets (“OTC”). Throughout 2014, our common stock was traded under the symbol “HMAX” and “IDGG”.

As of April 15, 2015, the closing price of our common stock was less than the par value of $0.20.

There is a limited trading market for our common stock. There is no assurance that a regular trading market for our common stock will develop or if developed that it will be sustained.

On November 21, 2014, we completed a 44 for 1 reverse split of our common stock. The following reverse split adjusted table reflects the high and low quarterly quotations or traded prices. (source: www.otcmarkets.com).

Quarterly Period	High	Low
2014
Fourth Quarter	$0.93	$0.07
Third Quarter	$0.44	$0.03
Second Quarter	$0.66	$0.05
First Quarter	$0.18	$0.02

2013
Fourth Quarter	$0.06	$0.02
Third Quarter	$0.09	$0.02
Second Quarter	$0.03	$0.02
First Quarter	$0.03	$0.02

Holders

On April 15, 2015, there were 1,065 holders of record of our common stock.

Dividends

The Company has not paid dividends. There are no plans to pay dividends.

Recent Sales of Unregistered Securities

In November 2014 the Company issued 113,636 shares of restricted and unregistered common stock for consulting services valued at $45,454.

In November 2014 the Company issued 712,121,205 shares of restricted and unregistered common stock to effectuate the merger with HDIMAX, Inc. Subsequently, in January 2015, the 712,121,205 shares to complete the merger with HDIMAX, Inc. were cancelled as part of a Settlement Agreement resulting in the disposition of a majority of the previously acquired assets of HDIMAX, Inc.

In December 2014, the Company issued 375,733 shares of restricted and unregistered common stock for the settlement of discounted convertible notes and accrued interest totaling $123,463.

In January 2015 we issued 75,000 shares of restricted and unregistered common stock for consulting services valued at $25,000.

In January 2015 we issued 57,971 shares restricted and unregistered shares of common stock for cash totaling $10,000.

In January 2015 we issued a total of 145,200,000 shares of restricted and unregistered shares of common stock as compensation to our officers, directors, and other consultants valued at $54,054,409.

In January 2015 we issued 5,000,000 shares of restricted and unregistered shares of common stock to a former employee of HDIMAX, Inc. valued at $1,900,000.

In January 2015, in accordance with the terms of our Settlement Agreement with our former Chairman and Chief Executive Officer, we cancelled 712,121,205 shares of unregisters and restricted common stock.

In February 2015 we issued 142,500 shares of restricted and unregistered common stock for accounting and legal services valued at $20,000.

In February 2015 we issued a total of 200,000 shares of restricted and unregistered shares of common stock as compensation directors valued at $38,348.

In February 2015 we issued 3,750,000 shares of restricted and unregistered common stock for consulting services valued at $719,021.

In February 2015 we issued 177,777 restricted and unregistered shares of common stock for cash totaling $32,800.

In February 2015 we issued 7,500,000 shares of restricted and unregistered common stock in settlement of previously accrued related party liabilities totaling $340,163.

Equity Compensation Plan Information

Prior to December 31, 2014, the Company issued options to both employees and non-employees under the 2007 Stock Option Plan of of Zonzia Media, Inc., formerly known as Indigo-Energy, Inc., which reserved 909,091 shares of common stock (originally 40,000,000 as adjusted for the reverse 44 for 1 stock split) pursuant to the issuance of stock options under the Plan. As of December 31, 2014 the Company had 568,182 shares of common stock subject to outstanding common stock options with a weighted average exercise price of $6.60. As of December 31, 2014, and the date of this report, 340,909 shares of common stock were available for future award grants under the 2007 Stock Option Plan.

In addition, the Company issued warrants to employees and non-employees not reserved under a formal Plan. As of December 31, 2014, and the date of this report, the Company had 871,591 warrants outstanding with a weighted average exercise price of $0.88.

The following table sets forth the number of shares of our common stock subject to outstanding common stock options, warrants and stock rights, the weighted average exercise price of outstanding common stock options, warrants and stock rights, and the number of shares remaining available for future award grants under our equity compensation plans as of December 31, 2014:

	Number of Securities to be Issued Upon Exercise of Outstanding Common Stock Options, Warrants	Weighted Average Exercise Price of Outstanding Common Stock Options, Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity plans approved by security holders	909,091	$6.60	340,909
Equity plans not approved by security holders	871,591	$0.88	–
Total	1,780,682		340,909

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the year ended December 31, 2014.

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

Overview

On November 21, 2014, we completed the reverse acquisition of HDIMAX, Inc. As a result of the acquisition of HDIMAX, Inc., we became a digital publishing and broadcast company focused on delivering engaging and entertaining video content. On January 22, 2015 we entered into a Settlement Agreement and effectively disposed of the assets and associated licensing agreements we entered into with HDIMAX, Inc. and other brands controlled by the former owner HDIMAX, Inc. with the exception of the website www.hdimax.com. While we do not intend to further develop the website www.hdimax.com, our operations continue to consist of digital content development and distribution under our new name, Zonzia Media, Inc. which became effective March 9, 2015.

We completed the reverse acquisition of HDIMAX, Inc., a private operating company with an inception date in May 2014 during the year ended December 31, 2014. As a result, and in accordance with accounting principles generally accepted in the United States (“US GAAP”) and the rules and regulations as promulgated by the Securities and Exchange Commission (“SEC”), our financial statements are consolidated as of December 31, 2014 and reflective of the continuation of HDIMAX, Inc. (accounting acquirer and legal acquiree). Since the inception date of HDIMAX, Inc. is contained in the year ended December 31, 2014, no comparative financial information is presented in the Form 10-K for the period ended December 31, 2013.

Business

We strive to create meaningful content for users through strategy and innovation in the digital space. We believe that, by providing elegantly innovative, entertaining, and in some cases exclusive content and relevant product offerings, we will provide a unique internet based experience attractive to clients and consumers worldwide.

By developing brand awareness and correspondingly expanding our consumer base, we sell advertising space and provide third parties with an online marketplace to sell their products for which we collect a percentage of the selling price. We currently use third parties to manage all facets of our advertising programs, including customer generation, advertising operations and customer billing and collections functions.

We provide our clients and customers advertising and ecommerce opportunities through engaging consumers on our delivery platforms including our website, television channels, and mobile applications.

Results of Operations

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Report, particularly in the section entitled “Risk Factors”.

The financial statements and dollar amounts included herein are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Since HDIMAX, Inc. was considered the accounting acquirer and surviving entity upon completion of the merger transaction on November 21, 2014 and subsequently cancelled in January 2015, the following management’s discussion and analysis provides information and analysis associated with our advertising and content development operations. Additionally, the inception date of HDIMAX was contained in 2014 no 2013 comparative operational results exist and correspondingly omitted. The results of operations are not expected to be indicative of our future operations due to the Settlement Agreement with an effective date of January 22, 2015.

The following discussion of the financial condition and results of operations should be read together with the our audited financial statements for the period from inception on May 24, 2014 to December 31, 2014 included in this Annual Report on Form 10-K.

Revenue

During the period ended December 31, 2014 we generated net revenue of $439. The amount recognized was based on a lower than market net cost per impression as dictated by our third party service provider arrangement. Throughout 2015 we expect to launch our subscription services and begin our advertising campaigns and other goods and services offerings.

Sales and Marketing

We incurred total sales and marketing expenses of $1,006,012 during the period ended December 31, 2014. The majority of these expenses consisted of payments to third party content developers, lead and internet impression generators, and other brand marketing expenses primarily paid on behalf on our former website brand partners.

Officer Compensation

Officer compensation for period ended December 31, 2014 of $23,295,167 is primarily the result of accruing compensation due under employment agreements that became effective upon the completion of the reverse acquisition of HDIMAX, Inc. Of the amount incurred for the period, $22,800,000 relates to the obligation to issue 60,000,000 shares of common stock to former officers and directors. Upon entry into the settlement agreement with HDIMAX, Inc. and related entities on January 22, 2015, the compensation obligations were forgiven and no shares of common stock will be issued under the previously effective agreements. In addition, approximately $130,000 of incurred and accrued cash based compensation recognized during the period ended December 31, 2014 has been forgiven.

During the first quarter of 2015 we incurred significant stock based compensation in order to attract and retain individuals to serve in officer, director, and other consulting roles. In this regard, we issued a total of 145,200,000 shares of fully vested, restricted and unregistered shares of common stock to these individuals.

Professional Fees

The Company incurred $729,411 of professional fees during the period ended December 31, 2014. The majority of these fees were incurred for the preparation and completion of our reverse acquisition of HDIMAX, Inc. During the on-going ramp up of our principal business operations, through at least the first half of 2015, we expect to continue to incur significant legal, accounting, and other consulting fees associated with entering into material definitive contracts.

General & Administrative

Our general and administrative expenses totaling $53,565 for the period ended December 31, 2014 were primarily associated with our on-going capital raising efforts and administrative costs associated with the completion of the HDIMAX, Inc. acquisition. Our general and administrative costs are expected to significantly fluctuate until we fully commence our planned principle business operations expected to occur in the second half of 2015.

Liquidity and Capital Resources

Working Capital

At December 31, 2014, we had a working capital deficit of approximately $2,236,000, primarily due to professional service providers, officers and directors, and other related parties. Our working capital at December 31, 2014 was not sufficient to meet our operations, inclusive of plans for rapid growth. Additionally, our ability to execute our content strategy and meet our day to day liquidity needs through the first quarter of 2015 requires us to raise additional capital.

Accordingly, our plans presented in this Report, particularly under “Plan of Operations” below, are dependent upon our ability to raise significant capital in the near term. If we are unsuccessful in generating sufficient cash through operations or raising additional capital through means such as debt issuances, equity offerings or short-term advances from related parties, we will be required to significantly reduce our operational efforts and curtail our rapid growth strategy. Further, as of the date of this Report we do not have any firm funding commitment.

Cash Flow

Cash Used in Operating Activities

Our cash used in operations totaling approximately $560,000 primarily consisted of payments to service providers to prepare for, and assist in the completion of, the merger transaction and to maintain relationships with image providers and content developers. For the near term, and under informal agreements, many of our services providers and related parties have agreed to defer payment until we increase our liquidity, which resulted in off-sets to our net loss and cash used in operations totaling approximately $1,230,000. Additionally, we recognized approximately $23.6 million in stock based compensation, a non-cash premium for the assumption of the net liabilities of HDIMAX, Inc., and debt discount amortization. As noted above, we will require additional capital in order to monetize our content strategy and overall plan of operations.

Cash Provided by Financing Activities

All of our cash for the period was provided by short-term notes payable, some of which were convertible and converted during the period ended December 31, 2014. The proceeds from the notes payable, including those convertible totaled $560,000.

Our ability to continue as a going concern for at least the next 12 months will depend on our ability to raise the money we require through equity or debt financing. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due, and we will be forced to scale down or perhaps even cease our operations. As of the date of this Report we do not have any firm funding commitment.

Plan of Operations

While our officers have extensive experience in digital publishing and broadcasting, our company is in the early stages of pursuing our mission to entertain a global audience through content that we license or produce in fashion & beauty, sports, movies, TV shows, comedy, music, food and health and fitness. We believe our business model and content strategy gives us a significant opportunity to deliver value to users, developers and marketers while realizing our monetization objectives. Keys to meeting our objectives include, but are not limited to:

•	A strong ad operation setup internally to sell across all of our content delivery platforms.
•	A strong internet/external content strategy.
•	Strong original digital television content.
•	Attracting popular licensed television content.
•	A strong marketing strategy to promote our content on social media and top consumer websites.

Capital Raising Efforts

The timing and successful execution of our overall business strategy is dependent upon our current ability to raise additional capital at terms favorable to us. Our officers and directors have spent significant time and effort cultivating relationships with individuals and entities that may be interested in investing in our Company.

Launch Strategy

Our content and platform launch strategy is to produce and acquire compelling content that creates a connection with our targeted audience across desired platforms. If we are successful in our capital raising efforts, we intend to be fully operating all of our delivery platforms and subscription services in the fourth quarter of 2015.

The overall objective is to drive significant viewers to engage in the offerings of our video on demand and over the top Channel. We intend to engage in an aggressive business to business public relations drive to rapidly evolve a marketplace for our viewers, clients, and consumers. We have also begun forming relationship and partnerships with several large television and wireless providers that will provide us basic access to several million households nationwide.

Develop High Quality and Entertaining Content to Increase User Engagement

We expect to begin spending approximately $5,000,000 dollars on the production of a series of originally created and exclusively available half-hour long comedy, dramatic and romance television shows by the end of the fourth quarter of 2015. Additionally, some of our potential licensing partners require non-refundable prepaid royalty payments in order to present their content on our distribution platforms. The majority of the costs incurred with this type of third party content development are paid through revenue sharing arrangements in which the vendors receive a percentage of the impression revenue from our advertising basis. We intend to prioritize product development investments that we believe will drive user engagement. One of our critical, near-term uses of funds is to significantly improve and expand our content library and unique offerings. Our expenditures likely will include, at least partially, up-front payments to movie and live event producers and/or promoters. Key to increasing our content offerings is our ability to analyze and organize vast amounts of information in real time to enable us to select the unique content that we believe will be most interesting to show to each user. We are focused on providing entertaining content and other products to increase engagement, representing a core part of our strategy to maximize our long-term business performance.

Marketing and Business Development

As at December 31, 2014, we had spent over $1,000,000 on sales and marketing expenses, reflecting our commitment to invest to improve our ad products in order to attract more customers to work with us, to create more value for marketers and to enhance marketers’ ability to make their advertising more relevant for users. Our advertising strategy centers on the belief that, with ad products that are relevant, well-targeted, social and well-integrated with our content offerings, we can enhance the user experience while providing an attractive return for marketers. We expect to continue to spend significantly in order to grow our brand awareness, develop relevant ecommerce partner relationships and increase advertising value.

Attract and Retain Highly Talented Management and Professional Consultants

The technology industry is highly competitive and heavily dependent upon attracting and maintaining innovative and experienced individuals. We are heavily dependent on our officer group, and loss of the services of these officers could have a material impact on our ability to implement our business plan.

Based on our value based approach, we seek to engage legal, accounting and other management consulting professionals upon the completion of extensive due diligence processes accounting for experience level, customer satisfaction and cost comparisons.

Build Infrastructure to Provide Robust and Reliable Product Experience While Protecting Our Intellectual Property, Building and Maintaining User Trust, and Protect User Privacy

We are investing in software and hardware infrastructure that enables us to provide a unique, personalized experience to each of our users around the world. We believe the speed and reliability of our products are important competitive advantages.

Trust is a cornerstone of our business. We dedicate significant resources to the goal of building user trust through developing and implementing programs designed to protect user privacy, promote a safe environment and assure the security of user data. The resources we dedicate to this goal include engineers, analysts, lawyers, policy experts and operations specialists, as well as hardware and software from leading vendors and solutions we have designed and built.

We continue to build new procedural safeguards as part of our comprehensive privacy program. These include a dedicated team of privacy professionals who are involved in new product and feature development from design through launch; ongoing review and monitoring of the way data is handled by existing features and applications; and rigorous data security practices. We regularly work with online privacy and safety experts and regulators around the world to ensure compliance with the law and adherence to industry best practices.

We invest in technology, processes and people as part of our commitment to safeguarding our users’ information. We use a variety of techniques to protect the data that we are entrusted with, and we rely on multiple layers of network segregation using firewalls to protect against attacks or unauthorized access. We also employ proprietary technologies to protect our users. For example, if we suspect that a user’s account may have been compromised, we may use a process that we refer to as “social authentication” to validate that the person accessing the account is the actual account holder. The process of social authentication may include asking the person accessing the account to identify photos of the account holder’s friends. Our third party security consultants actively scan for security vulnerabilities using commercial tools, penetration tests, code security reviews and internal and external audits.

We will invest extensively in advertising technology capable of serving billions of ad impressions every day while maximizing the relevance of each impression to selected users based on the information that users have chosen to share. Our system manages our entire set of ads, the selected audiences and the marketers’ bids to determine which ads to show each person and how to display them for every page on Facebook. We use an advanced user action prediction system that weighs many real-time updated features using automated learning techniques. Our technology incorporates the estimated user action rate with both the marketer’s bid and a user relevancy signal to select what we believe to be the optimal ads to show.

Off Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

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

Stock Based Compensation

We have on occasion issued equity and equity linked instruments to employees and non-employees in lieu of cash for the receipt of goods and services and, in certain circumstances the settlement of short-term loan arrangements. The applicable GAAP establishes that share-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

In these transactions, the Company issues unregistered and restricted equity instruments.

While the Company currently has 2,055,833 shares of freely-traded stock with a quoted market price (a Level 1input within the GAAP hierarchy), the fair value of the unregistered and restricted shares issued in compensation transactions with non-employees as valued by the quoted market price does not reflect the economic substance of the transactions and does not represent the Company’s principal market, correspondingly, the quoted market price is not the most reliably measurable fair value. This determination was based upon the liquidity restrictions placed upon our unregistered restricted equity instruments along with the quoted market not being the most active or principal trading market.

When unregistered common shares are issued for the settlement of short-term financing arrangements, the reacquisition price of the extinguished financing arrangement is determined by the value of the debt which is more clearly evident, and no additional inducement expense is recognized.

In situations in which we issue unregistered restricted common shares in exchange for goods and services, and the value of the goods and services are not the most reliably measurable, we recognize the fair value of the unregistered restricted equity instruments based on the value of similar instruments issued in private placements in exchange for cash in the most recent transactions (a Level 2 input within the GAAP hierarchy). The Company has determined this methodology reflects the risk adjusted fair value of our unregistered restricted equity instruments using a commercially reasonable valuation technique within the most active market.

Off Balance Sheet Arrangements

The Company did not have any off balance sheet arrangements as of and for the year ended December 31, 2014.

ITEM 8. FINANCIAL STATEMENTS.

FINANCIAL STATEMENT TABLE OF CONTENT

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Zonzia Media, Inc. (formerly HDIMAX Media, Inc. and Indigo-Energy, Inc.)

Henderson, NV

We have audited the accompanying consolidated balance sheet of Zonzia Media, Inc. (formerly HDIMAX Media, Inc. and Indigo- Energy, Inc.) as of December 31, 2014 and the related consolidated statement of operations, stockholders’ deficit and cash flows for the period from May 24, 2014 to December 31, 2014. These consolidated financial statements are the responsibility of Zonzia Media, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zonzia Media, Inc. (formerly HDIMAX Media, Inc. and Indigo-Energy, Inc.), as of December 31, 2014 and the results of their operations and their cash flows for the period from May 24, 2014 to December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no source of recurring revenue; negative working capital; and has suffered recurring losses from operations; which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

April 15, 2015

ZONZIA MEDIA, INC.

(formerly HDIMAX Media, Inc. and Indigo-Energy, Inc.)

CONSOLIDATED BALANCE SHEET

ASSETS

December 31, 2014
Current Assets
Cash	$208

Total assets	$208

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$710,769
Accrued expenses	690,247
Related party accounts payable	340,163
Accrued compensation	495,167

Total current liabilities	2,236,346

Stockholders' Equity (Deficit)

Preferred stock, $0.001 par value, 200,000,000 shares authorized and none issued and outstanding at December 31, 2014
Common stock, $0.001 par value, 2,000,000,000 shares authorized and 758,065,119 shares issued and outstanding at December 31, 2014	$758,065
Additional paid in capital	22,923,087
Accumulated deficit	(25,917,290)

Total stockholders' equity (deficit)	(2,236,138)

Total liabilities and stockholders' equity (deficit)	$208

The accompanying notes are an integral part of these condensed financial statements

ZONZIA MEDIA, INC.

(formerly HDIMAX Media, Inc. and Indigo-Energy, Inc.)

STATEMENT OF OPERATIONS

For the Period from Inception on May 24, 2014 to December 31, 2014

Revenue
Net revenue	$439

Expenses
General and administrative	53,565
Sales and marketing	1,006,102
Officer compensation	23,295,167
Professional fees	729,411

Total operating expenses	25,084,245

Gain (loss) from operations	(25,083,806)

Other income (expense)
Interest expense	(13,462)

Total other expenses	(13,462)

Net loss	$(25,097,268)

Net loss per share - basic and diluted	$(0.14)

Weighted average shares outstanding	185,663,218

The accompanying notes are an integral part of these condensed financial statements

ZONZIA MEDIA, INC.

(formerly HDIMAX Media, Inc. and Indigo-Energy, Inc.)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Paid in	Accumulated	Total Equity
	Shares	Amount	Capital	Deficit	(deficit)

Balance, Inception May 24, 2014	–	$–	$488	$–	$488

Issuance of founder's shares in May 2014	48,500,000	48	(48)	–	–

Cancellation of founder's shares related to reverse capitalization in November 2014	(48,500,000)	(48)	47	–	(1)

Reverse capitalization in November 2014	757,689,386	757,689	(488)	(820,022)	(62,821)

Common stock issued for debt settlement in December 2014	375,733	376	123,088	–	123,464

Stock based compensation	–	–	22,800,000	–	22,800,000

Net loss	–	–	–	(25,097,268)	(25,097,268)

Balance December 31, 2014	758,065,119	$758,065	$22,923,087	$(25,917,290)	$(2,236,138)

The accompanying notes are an integral part of these consolidated statements.

ZONZIA MEDIA, INC.

(formerly HDIMAX Media, Inc. and Indigo-Energy, Inc.)

STATEMENT OF CASH FLOWS

For the Period from Inception on May 24, 2014 to December 31, 2014

Cash Flows from Operating Activities
Net loss	$(25,097,268)

Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	22,800,000
Debt discount and deferred issuance cost amortization	12,560
Change in accounts payable	460,530
Change in accrued expenses	496,754
Change in related party accounts payable	272,465
Change in accrued payroll	495,167

Net cash used in operating activities	(559,792)

Cash Flows from Financing Activities
Proceeds from related party notes payable	560,000

Net cash provided by financing activities	560,000

Net increase in cash and cash equivalents	208

Cash and cash equivalents at beginning of the period	–

Cash and cash equivalents at end of the period	$208

Supplementary Disclosures of Cash Flow Information
Cash paid for income taxes	$–
Cash paid for interest	$–

The accompanying notes are an integral part of these condensed financial statements

ZONZIA MEDIA, INC.

(formerly HDIMAX Media, Inc. and Indigo-Energy, Inc.)

Notes to Consolidated Financial Statements

NOTE 1 - DESCRIPTION OF BUSINESS

Zonzia Media, Inc, initially organized as HDIMAX Media, Inc., and incorporated in the State of Delaware in May 2014, is a digital publishing and broadcast Company focused on content development and multi-platform content distribution, advertising, and ecommerce.

Reverse Merger with Indigo-Energy, Inc.

On November 21, 2014, through a wholly-owned subsidiary of a public shell Company then known as Indigo-Energy, Inc., HDIMAX Acquisition Corporation, a Nevada corporation, was merged with and into HDIMAX, Inc., a Delaware corporation (“HDIMAX”) (such merger, the “Merger”) pursuant to the Agreement and Plan of Merger, effective as of September 2, 2014, and as amended effective as of November 20, 2014, by and among Indigo-Energy, Inc. (our “company” or “we” or “us”), HDIMAX and HDIMAX Acquisition Corporation (the “Merger Agreement”). HDIMAX was the surviving corporation of the Merger and as such will continue as a wholly-owned subsidiary of our Company. Upon closing the merger, we changed our name to HDIMAX Media, Inc.

As a result of the Merger, all of HDIMAX’s common stock was converted into 712,121,205 shares of our Company’s common stock, which represents approximately 94% of the outstanding shares of our company’s common stock after giving effect to the Merger. The common stock issuance, representing 94% of the outstanding shares of the consolidated Company was accounted for as a reverse capitalization in accordance with accounting principles generally accepted in the United States (“US GAAP”) and the Rules and Regulations as promulgated by the United States Securities and Exchanges Commission (“SEC”).

In accordance with US GAAP, and as previously disclosed in our original Current Report on Form 8-K as filed on November 26, 2014, HDIMAX, Inc. (private operating company) was deemed the accounting acquirer. Further, as of the date of the reverse capitalization transaction, the legal acquirer also deemed the accounting acquiree, Zonzia Media, Inc. (formerly HDIMAX Media, Inc. and Indigo-Energy, Inc.) was considered a shell company as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934. Further, the Staff of the Securities and Exchange Commission considers a public shell reverse acquisition to be a capital transaction in substance, rather than a business combination. That is, the transaction is a reverse recapitalization, equivalent to the issuance of stock by the private company (HDIMAX, Inc.) for the net monetary assets of the shell corporation accompanied by a recapitalization. The accounting is similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets should be recorded.

As of December 31, 2014, we provided clients and customers advertising and ecommerce opportunities through engaging consumers on two websites, Frontlinewire.com and HDIMAX.com.

HDIMAX.com - Operates as an internet television network. HDI Max is engaged in the internet delivery of television shows, movies and original content to its customers directly on televisions, computers, and mobile devices in the United States and Internationally. The original content ranges from news and comedy to travel and sports.

HDIMAX.com offers consumers live video streaming that will be unique to internet television in that users are not charged based on usage and all consumers have unlimited access to live streaming or other previously posted content such as movies and television.

Frontlinewire.com (FLW) – Frontlinewire.com was launched to provide a premier news service that delivers the latest breaking news and information on the latest top stories, weather, business, entertainment, politics, and more.

In addition to the above websites, we previously had an agreement to provides ecommerce opportunities to other websites, all of which were controlled by our former, Chairman, and Chief Executive Office, Rajinder Brar, including www.fashionstylemag.com, www.themanlife.com, www.thewomanlife.com, and www.southasianlife.com.

On January 22, 2015, we entered into a Settlement Agreement in which we cancelled all of the 712,121,205 shares of restricted and unregistered common stock previously issued to effectuate the merger with Rajinder Brar, the previous sole owner of HDIMAX, Inc. In consideration for the shares being cancelled, we forfeited our rights to sell advertising and other products on websites previously controlled Mr. Brar and related entities, with the exception of www.hdimax.com. An outline of the significant terms of the Settlement Agreement include, but are not limited to, the following:

•	The 712,121,205 million shares of HDIMAX Media, Inc. (formerly Indigo-Energy) common stock issued to Rajinder Brar, the owner of 100% of the previously outstanding stock of HDIMAX, Inc. immediately preceding the reverse acquisition transaction, were cancelled.

•	Rajinder Brar, Aneliya Vasileva, and Myles Pressey III, previously appointed as the Company’s officers and Board of Directors immediately following the completion of the reverse acquisition, resigned and forfeited future compensation terms associated with any and all previously agreed upon employment agreements, inclusive of the compensation accrued as of December 31, 2014.

•	Mr. James C. Walter Sr. was reappointed to serve as a Director charged with appointing new officers. Mr. Walter Sr. served as the Sole Officer and Director of the Company immediately preceding the completion of the reverse acquisition transaction.

•	The Company’s option agreement to acquire Fashion Style Magazine, Inc., an entity wholly owned by Rajinder Brar, was cancelled.

•	The Omnibus Agreement and License dated November 21, 2014, by and between the Company and Fashion Style Magazine, Inc. was terminated. The brands and assets wholly owned by Rajinder Brar through Fashion Style Magazine, Inc. were intended to be a core portion of the consolidated Company’s business operations subsequent to the completion of the reverse acquisition.

•	The Company forfeited all rights to Frontlinewire.com, a brand and website acquired in the reverse acquisition.

•	The Company maintained all rights to hdimax.com, a brand and website acquired in the reverse acquisition, but agreed to assign those assets back to their original owners by May 1, 2015. We do not intend to further develop or publish content at www.hdimax.com.

For additional details, including a copy of the Settlement Agreement, please see our Current Report on Form 8-K filed on January 29, 2015.

On March 9, 2015 we changed our name to Zonzia Media, Inc. and we are developing a new multi-platform entertainment distribution channel with the goal of being a unique hybrid of a linear channel, a video-on-demand channel and an over-the-top channel. Our viewer immersion technology will allow our views instant access to our available content.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. The Company did not have any cash equivalents at December 31, 2014.

Revenue Recognition

We recognize revenues when the services or products have been provided or delivered, the fees we charge are fixed or determinable, we and our advertisers or other customers understand the specific nature and terms of the agreed upon transactions, and collectability is reasonably assured.

Most of our advertising customers pay on a cost-per-impression basis that enables advertisers to pay us based on the number of times their ads display on our websites. For the sale of certain third-party products and services, we recognize revenue on negotiated commission rate as a percentage of the gross amount billed to the customers.

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

Stock Based Compensation

The Company has on occasion issued equity and equity linked instruments to employees and non-employees in lieu of cash for the receipt of goods and services and, in certain circumstances the settlement of short-term loan arrangements. The applicable GAAP establishes that share-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

In these transactions, the Company issues unregistered and restricted equity instruments.

While the Company currently has 2,055,832 shares of freely-traded stock with a quoted market price (a Level 1input within the GAAP hierarchy), the fair value of the unregistered and restricted shares issued in compensation transactions with non-employees as valued by the quoted market price does not always reflect the economic substance of the transactions and does not always represent the Company’s principal market, correspondingly, the quoted market price is not always the most reliably measurable indicator of the fair value. The determination of fair value is based upon facts and circumstances including the liquidity restrictions placed upon our unregistered restricted equity instruments along with the quoted market not being the most active or principal trading market.

When unregistered common shares are issued for the settlement of short-term financing arrangements, the reacquisition price of the extinguished financing arrangement is determined by the value of the debt which is more clearly evident, and no additional inducement expense is recognized.

In situations in which we issue unregistered restricted common shares in exchange for goods and services, and the value of the goods and services are not the most reliably measurable, we recognize the fair value of the unregistered restricted equity instruments based on the value of similar instruments issued in private placements in exchange for cash in the most recent transactions (a Level 2 input within the GAAP hierarchy). The Company has determined this methodology reflects the risk adjusted fair value of our unregistered restricted equity instruments using a commercially reasonable valuation technique within the most active market.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards (“ASU”) No. 2014-09, Revenue from Contracts with Customers.  The objective of this update is to 1) remove inconsistencies and weaknesses in revenue requirements, 2) provide a robust framework for addressing revenue recognition issues, 3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets 4) provide more useful information to users of financial statements through improved disclosure requirements, and 5) simplify the preparation of financial statements. This update is effective in annual reporting periods beginning after December 15, 2016 and the interim periods within that year.  The Company will be evaluating the impact of this update as it pertains to the Company’s financial statements and other required disclosures on an on-going basis, currently contingent the commencement of principal revenue generating activities, until its eventual adoption and implementation.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. The presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. We adopted ASU No. 2014-10 effective on our inception date of May 24, 2014.

In June 2014, the FASB issued ASU No. 2014-12, Stock Compensation. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendment is effective for annual periods beginning after December 15, 2015 with early adoption permitted. The Company is currently evaluating the impacts of this amendment on the stock-based compensation awards expected to be issued in future periods.

In August 2014, the FASB issued ASU No. 2014-15 Presentation of Financial Statements – Going Concern. In connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).

Management's evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable).

Substantial doubt about an entity's ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued).

When management identifies conditions or events that raise substantial doubt about an entity's ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management's plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity's ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management's plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a. Principal conditions or events that raised substantial doubt about the entity's ability to continue as a going concern (before consideration of management's plans)

b. Management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations

c. Management's plans that alleviated substantial doubt about the entity's ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity's ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management's plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a. Principal conditions or events that raise substantial doubt about the entity's ability to continue as a going concern

b. Management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations

c. Management's plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern.

We do not expect the effective implementation of this ASU, beginning in fiscal 2017, to materially impact future disclosures.

In November 2014, the FASB issued ASU No. 2014-16 Derivatives and Hedging. For hybrid financial instruments issued in the form of a share, an entity (an issuer or an investor) should determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of relevant facts and circumstances. That is, an entity should determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract.

In evaluating the stated and implied substantive terms and features, the existence or omission of any single term or feature does not necessarily determine the economic characteristics and risks of the host contract. Although an individual term or feature may weigh more heavily in the evaluation on the basis of facts and circumstances, an entity should use judgment based on an evaluation of all the relevant terms and features. For example, the presence of a fixed-price, noncontingent redemption option held by the investor in a convertible preferred stock contract is not, in and of itself, determinative in the evaluation of whether the nature of the host contract is more akin to a debt instrument or more akin to an equity instrument. Rather, the nature of the host contract depends on the economic characteristics and risks of the entire hybrid financial instrument. The amendment is effective for fiscal years beginning after December 15, 2015 and may be retroactively applied for all periods. We are currently evaluating the potential impacts on our financial statements in the event we enter into these types of arrangements in the future.

In February 2015 the FASB issued ASU No. 2015-02, Consolidation. Under current GAAP we may be required to consolidate another legal entity in situations in which our contractual rights do not give us the ability to act primarily on our own behalf, we do not hold a majority of the legal entity's voting rights, or we are not exposed to a majority of the legal entity's economic benefits or obligations. The Standards Update amends the GAAP to require that all legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments:

1. Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities

2. Eliminate the presumption that a general partner should consolidate a limited partnership

3. Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships

4. Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.

We do not believe this updated consolidation guidance will have a material impact on our future financial position, results of operations, or cash flows.

In April 2015 the FASB issued ASU No. 2015-03, Interest-Imputation of Interest. The Standards Update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We do not believe this updated presentation requirement will have a material impact on our future financial position, results of operations, or cash flows.

There have been no other recently issued accounting pronouncements through the date of this report that the Company believes will have a material impact on the financial position, results of operations, or cash flows.

NOTE 3 - GOING CONCERN

Since our inception on May 24, 2014, we have generated immaterial revenues resulting in the incurrence of a net loss for the period ended December 31, 2014. This has further led to negative working capital, all which results in substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our management, Board, and Advisory Board has focused its efforts and our limited resources on raising additional capital through debt or equity offerings at terms not detrimental to our planned future operations. As of the date of this report we do not have any firm funding commitments.

NOTE 4 - NOTES PAYABLE

In June and September we received proceeds from short-term loans from Indigo-Energy, the pre-merger public shell Company used to effectuate our reverse capitalization, for proceeds of $200,000 and $250,000, respectively. Indigo-Energy financed the loans to us on a pre-merger basis, totaling $450,000, via the issuance of 2,272,727 (100,000,000 pre-merger) shares to investors. Upon completion of the merger with Indigo-Energy, considered to be the accounting acquiree in accordance with US GAAP, the note payable was eliminated and the corresponding 2,272,727 shares issued were including in our reverse capitalization adjustment.

In November 2014 we entered into two convertible short-term notes payable with investors for proceeds totaling $110,000. The notes, at the option of the holder, were convertible into shares of our restricted common stock at a 25% discount to the average closing quoted market price for the ten days immediately prior to the conversion date. On December 17, 2014, the holders of the notes converted all of the principal and accrued interest into 375,733 shares of restricted common stock. Since the notes were convertible into a predominantly fixed monetary value on the dates of issuance in accordance with US GAAP, we determined the notes would be net settled via the issuance of restricted common stock which resulted in the conversion feature being classified as a liability. During the period ended December 31, 2014 we recognized interest expense totaling $11,660 resulting from the accretion of interest through the date of conversion.

NOTE 5 - RELATED PARTY TRANSACTIONS

On May 24, 2014 our prior Chairman and Chief Executive Officer contributed the brands, rights, and ecommerce opportunities of HDIMAX.com and Frontlinewire.com to the Company in exchange for 48,500,000 shares of common stock of the Company. Since we were under control of our founder on the date of the transaction, our founder’s historical cost became the carrying cost of the contributed assets totaling $488. As of December 31, 2014 the cost of registering the websites was fully amortized, however, we maintained the rights to the domain names.

During the period ended December 31, 2014 we paid our founder, Chairman, and Chief Executive Officer and related entities $211,591 for the development of content and other marketing related expenses. The amount is classified in sales and marketing in the accompanying statement of operations.

As of December 31, 2014 we owed a related party $340,163 as result of the related party directly paying third party vendors on our behalf. We do not have any formalized arrangement for the settlement of this obligation and the related party has informally agreed to defer payment until we have obtained the appropriate level of capital resources and liquidity. Since the obligations are effectively due on demand they are classified as current in the accompanying balance sheet.

NOTE 6 – ACCRUED EXPENSES

Subsequent to the completion of our reverse merger and recapitalization and corresponding Settlement Agreement, as more fully discussed in Note 10 – Subsequent Events, we have been named as debtors by certain creditors of entities controlled by our former Chairman, Chief Executive Officer, and majority shareholder through which we previously held an option to acquire and had certain Omnibus and License Agreements. As of December 31, 2014 we have accrued total obligations of $690,247 associated with our exposure to these liabilities. We have engaged legal counsel to vigorously dispute our alleged obligations to settle these accrued expenses.

NOTE 7 - STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2014 we had 758,065,119 shares of common stock issued and outstanding. Our common stock transactions through the date of this report are as follows:

On May 24, 2014 we issued 48,500,000 shares of common stock to our prior Chairman and Chief Executive Officer in exchange for contributed assets with a total value of $488.

On November 21, 2014, upon completion of our merger, we issued our prior Chairman and Chief Executive Officer 712,121,205 shares of restricted and unregistered common stock. Since we were deemed the accounting acquirer in our reverse merger transaction with a public shell company we determined the substance of the transaction was capital in nature, rather than a business combination. In accounting for the reverse recapitalization we recognized the net issuance of 709,189,386 shares of common stock for the assumption of net liabilities resulting in a net equity deduction of $62,821.

On November 21, 2014 we entered into employment agreements with two of our former officers to grant an aggregate of 120,000,000 shares of common stock for compensation. The grants were to vest in two tranches, the first of which was on January 1, 2015. For the period ended December 31, 2014 we recognized compensation cost associated with these employment agreements of $22,800,000. In January 22, 2015, as part of our Settlement Agreement, we retroactively cancelled these employment agreements and all previously accrued compensation and related burden was forgiven.

In December 2014 we issued a total of 375,733 shares of restricted and unregistered common stock in settlement of convertible notes payable with a principal balance of $110,000 and unamortized discounts of $13,088.

In January 2015 we issued 75,000 shares of restricted and unregistered common stock for consulting services valued at $25,000.

In January 2015 we issued 57,971 shares restricted and unregistered shares of common stock for cash totaling $10,000.

In January 2015 we issued a total of 145,200,000 shares of restricted and unregistered shares of common stock as compensation to our officers, directors, and other consultants valued at $54,054,409.

In January 2015 we issued 5,000,000 shares of restricted and unregistered shares of common stock to a former employee of HDIMAX, Inc. valued at $1,900,000.

In January 2015, in accordance with the terms of our Settlement Agreement with our former Chairman and Chief Executive Officer, we cancelled 712,121,205 shares of unregisters and restricted common stock.

In February 2015 we issued 142,500 shares of restricted and unregistered common stock for accounting and legal services valued at $20,000.

In February 2015 we issued a total of 200,000 shares of restricted and unregistered shares of common stock as compensation directors valued at $38,348.

In February 2015 we issued 3,750,000 shares of restricted and unregistered common stock for consulting services valued at $719,021.

In February 2015 we issued 177,777 restricted and unregistered shares of common stock for cash totaling $32,800.

In February 2015 we issued 7,500,000 shares of restricted and unregistered common stock in settlement of previously accrued related party liabilities totaling $340,163.

Stock Options

In accordance with the terms of our Merger Agreement, the Company exchanged all of the previously outstanding options on a one for one basis. The options are fully vested and all associated compensation expense was recognized in periods prior to that presented. The stock option grant date fair value was estimated using a Black-Scholes pricing model.

As of December 31, 2014 the Company had 568,182 stock options outstanding. During the period presented there were no options granted, exercised, cancelled, or forfeited, correspondingly, no additional compensation expense was recognized for the periods presented. All options outstanding are exercisable and do not have any intrinsic value at December 31, 2014 and are set to expire in October of 2017. At December 31, 2014 the weighted average exercise price of the outstanding options was $6.60 with a weighted average remaining term of 2.83 years.

Warrants

In accordance with the terms of our Merger Agreement, the Company exchanged all of the previously outstanding warrants on a one for one basis. The warrants are fully vested and all associated consideration was recognized in periods prior to that presented. The warrant grant date fair value was estimated using a Black-Scholes pricing model.

As of the December 31, 2014, the Company had outstanding warrants of 871,591. The weighted average exercise price of the outstanding warrants at December 31, 2014 was $0.88 with a weighted average remaining term of 2.83 years as of December 31, 2014. The warrants did not have any intrinsic value as of December 31, 2014 and were fully vested. Of the outstanding warrants, 862,500 are contingently exercisable only in the event that other equity-linked instruments are exercised.

NOTE 8 - INCOME TAXES

Income taxes from continued operations for the period ended December 31, 2014 consist of the following:

2014
Current:
Federal	$–

Deferred:
NOL Carryforwards	$887,000
Valuation allowance	(887,000)
Deferred tax assets, net	$–

At December 31, 2014 we had federal net operating losses of approximately $2,609,000 which will begin to expire in 2034 and could be subject to certain limitations under section 382 of the Internal Revenue Code associated with changes in control we effectuated in the first quarter of 2015.

The Company has provided a full valuation allowance for all periods for its net deferred tax assets as it cannot conclude it is more likely than not that they will be realized or limited and / or forfeited under the applicable provisions of the Internal Revenue Code prior to expiration.

As of December 31, 2014, the Company did not have any unrecognized tax benefits. The Company's policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress. The Company is subject to U.S. federal and state income tax examination from inception in 2014.

NOTE 9 – REVERSE MERGER AND RECAPITALIZATION

On November 21, 2014 we recapitalized the previously outstanding 48,500,000 outstanding shares of HDIMAX, Inc. common stock via a reverse merger with a wholly-owned subsidiary of Indigo-Energy, Inc., a public shell company. In order to complete the reverse merger, Indigo-Energy, Inc., defined as the legal acquirer, issued 712,121,205 shares of restricted and unregistered shares of common stock. The issuance of the shares of common stock resulted in a change of control of Indigo-Eneregy, Inc. in which the previous shareholder of HDIMAX, Inc. obtained approximately 94% of the consolidated Company immediately following the transaction.

Further, in accounting for the reverse merger, HDIMAX is deemed to be the accounting acquirer. Since as of the date of the transaction, Indigo-Energy, Inc., the legal acquirer also deemed the accounting acquiree, was considered a shell company as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, we determined the transaction was capital in nature rather than a business combination. Correspondingly, in accordance with the Rules and Regulations as promulgated by the Securities and Exchange Commission (“SEC”), we recognized the issuance of the restricted and unregistered shares of common stock based on the assumption of net monetary liabilities, along with a recapitalization. On the date of merger we assumed net liabilities of $107,901. Additionally, as a result of the par value of the stock being excess of the net liabilities assumed and the pre-merger equity of the shell company, we recognized an adjustment to our accumulated deficit of $820,022 associated with the completion of the transaction since the par value and assumed liabilities exceeded our previous excess capital.

NOTE 10 - SUBSEQUENT EVENTS

See Note 7 – Stockholders’ Equity for a description of the unregistered and restricted share issuances subsequent to December 31, 2014 and through the date of this report.

On January 22, 2015 we entered into a Settlement Agreement with Rajinder Brar, the previous sole owner of HDIMAX, Inc., in which we cancelled all of the 712,121,205 shares of common stock previously issued to Mr. Brar. In consideration for the shares being cancelled, we forfeited our rights to sell advertising and other products on websites previously controlled Mr. Brar and related entities, with the exception of www.hdimax.com. An outline of the significant terms of the Settlement Agreement include, but are not limited to, the following:

•	The 712,121,205 million shares of HDIMAX Media, Inc. (formerly Indigo-Energy) common stock issued to Rajinder Brar, the owner of 100% of the previously outstanding stock of HDIMAX, Inc. immediately preceding the reverse acquisition transaction, were cancelled.

•	Rajinder Brar, Aneliya Vasileva, and Myles Pressey III, previously appointed as the Company’s officers and Board of Directors immediately following the completion of the reverse acquisition, resigned and forfeited future compensation terms associated with any and all previously agreed upon employment agreements.

•	Mr. James C. Walter Sr. was reappointed to serve as a Director charged with appointing new officers. Mr. Walter Sr. served as the Sole Officer and Director of the Company immediately preceding the completion of the reverse acquisition transaction.

•	The Company’s option agreement to acquire Fashion Style Magazine, Inc., an entity wholly owned by Rajinder Brar, was cancelled.

•	The Omnibus Agreement and License dated November 21, 2014, by and between the Company and Fashion Style Magazine, Inc. was terminated. The brands and assets wholly owned by Rajinder Brar through Fashion Style Magazine, Inc. were intended to be a core portion of the consolidated Company’s business operations subsequent to the completion of the reverse acquisition.

•	The Company forfeited all rights to Frontlinewire.com, a brand and website acquired in the reverse acquisition.

•	The Company maintained all rights to hdimax.com, a brand and website acquired in the reverse acquisition, but agreed to assign those assets back to their original owners by May 1, 2015.

We do not intend to further develop or publish content at www.hdimax.com. For additional details, including a copy of the Settlement Agreement, please see our Current Report on Form 8-K filed on January 29, 2015.

During the first quarter of 2015, associated with the cancellation of our previously effective employment agreements with two former officers, we reversed previously accrued compensation expense and related burden, inclusive of stock-based compensation, totaling $23,295,167.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

On July 3, 2014, the public company shell that we effectuated our reverse merger and recapitalization dismissed GBH CPAs (“GBH”) as their registered independent public accountants. The decision to dismiss GBH was approved by the then sole Director.

The public shell company, during the previous two most recent fiscal years preceding the dismissal of GBH had no disagreements with GBH on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of GBH, would have caused it to make reference to the subject matter of the disagreements in connection with their reports. GBH’s audit reports on the financial statements of the public company shell not presented in this report for the year ended December 31, 2013 did not provide an adverse opinion or disclaimer of opinion to our financial statements, nor modify its opinion as to uncertainty, audit scope or accounting principles, except that the reports contained explanatory paragraphs in which they indicated conditions existed that raised substantial doubt about our ability to continue as a going concern.

Further there were no other reportable events, as contemplated by Item 304(a)(1)(v) of Regulation S-K, during the two most recent fiscal years and the interim period up to the date of dismissal.

On July 3, 2014 our sole Director approved and authorized the engagement of Haynie & Company CPAs (“Haynie”). Prior to engaging Haynie on July 3, 2014, no consultations occurred between the Company and Haynie during the any period prior to such appointment regarding either (i) the application of accounting principles to a specific completed or proposed transaction, the type of audit opinion that might be rendered on the Company’s financial statements, or other written or oral information provided that was an important factor considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a “reportable event,” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive Officer (who is also our Principal Financial Officer), to allow timely decisions regarding required disclosures. As of the end of the period covered by this Annual Report, management performed, with the participation of our Principal Executive Officer (who is also our Principal Financial Officer), an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Based on this evaluation, our Principal Executive Officer (who is also our Principal Financial Officer) concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective.

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

Management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. Management based its assessment on the framework set forth in COSO’s Internal Control – Integrated Framework (1992) in conjunction with Securities and Exchange Commission Release No. 33-8820 entitled "Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities and Exchange Commission". Based on this evaluation, management concluded that internal control over financial reporting was not effective as of December 31, 2014.

Our controls were deemed ineffective primarily as the result of our lack of separation of duties and ineffective monitoring and oversight on behalf of our Board of Directors, inclusive of our lack of a formally organized and independent audit committee.

As we increase our principal operations and corresponding cash flows, we intend to implement material changes in our internal control structure to ensure reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

(c) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no significant changes in our internal controls over financial reporting during the fiscal year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

Directors and Executive Officers

Our bylaws provide that we have at least one director, and as of the date this report was filed, our Board consisted of three directors. The number of Directors may from time to time be increased or decreased to not less than one nor more than seven (7) by action of the Board of Directors. The Directors shall be elected at the annual meeting of the stockholders and each Director elected shall hold office until his successor is elected and qualified. Directors need not be stockholders. Vacancies in the Board of Directors including those caused by an increase in the number of directors, may be filled by a majority of the remaining Directors, though less than a quorum, or by a sole remaining Director, and each Director so elected shall hold office until his successor is elected at an annual or a special meeting of the stockholders. The holders of two-thirds of the outstanding shares of stock entitled to vote may at any time peremptorily terminate the term of office of all or any of the Directors by vote at a meeting called for such purpose or by a written statement filed with the secretary or, in his absence, with any other officer. Such removal shall be effective immediately, even if successors are not elected simultaneously and the vacancies on the Board of Directors resulting therefrom shall only be filled from the stockholders.

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

No reduction of the authorized number of Directors shall have the effect of removing any Director prior to the expiration of his term of office.

Current Directors and Executive Officers

The directors and executive officers of the Company serving as of the date of this report are as follows:

Name	Age	Office
Myles A. Pressey III	58	Director, Chief Business Development Officer, Interim Chief Executive Officer
Lynwood A. Bibbens	43	Chief Strategy Officer
Johnathan F. Adair	50	Chief Operating Officer
Stanley L. Teeple	63	Chief Compliance Officer
Steven L. Sanders	55	Director
Frank McEnulty	58	Chief Financial Officer
James C. Walter Sr.	70	Director

Myles A. Pressey III

Throughout his career, Mr. Pressey served in many roles in investment and relationship management. Mr. Pressey has provided financial advisor services to high net worth individuals, represented retired professional basketball players in sponsorship deals and negotiated and managed endorsement and television appearance deals for athletes and entertainers. Since 2012, Mr. Pressey has owned and operated Regency Park Entertainment, an independent film production and finance company. From 2010 to 2012, Mr. Pressey was the Managing Director of Film & Media at Sun Center Studios, Pennsylvania’s only state-of-the-art sound stage facility and campus dedicated to servicing major film and television production companies within the entertainment industry. Before joining Sun Center Studios in 2010, Mr. Pressey served as the Chief Executive Officer of Pressey Padell Sports & Entertainment, which was founded in 2008 and focused on all facets of business management for athletes and entertainers. Pressey Padell Sports & Entertainment handled not only endorsements and TV appearances but also guided each athlete and entertainer and their families through all of their financial, marketing and endorsement matters.

Before establishing Pressey Padell Sports& Entertainment, Mr. Pressey held various business and investment management roles. Mr. Pressey holds a Bachelor of Arts Degree in Business from Antioch University.

Mr. Pressey’s experience with current and retired professional athletes, entertainers, capital market and investment and business management is critical to our content, marketing and business development strategy that is centered around our ability to establish and maintain long-term relationships with content providers across all of our media offerings.

Lynwood A. Bibbons

Mr. Bibbens is a serial entrepreneur who's founded and sold several technology and e-commerce companies including American Discount Warehouse, a company he founded in 1996 and sold in 3 years for over 10 times EBITDA. Lynnwood has the ability to foresee the needs of Distributors, Brands, and Consumers as such he has formed long term relationships with corporations such as Samsung, Toshiba, Vizio, Amazon, CBS and Comcast. From 2007, Mr. Bibbens has focused on the Media and Entertainment industry by integrating multiple dynamic content platforms that use proprietary technology which enable top Brands to better understand their clients. He has teamed up with Syndication partners Dailymotion, Google, Roku, Opera, X Box, Dish, Comcast, Verizon, and Amazon. Mr. Bibbens also sits on the board of several companies; Adelman Enterprises, New England Technology, Moblty, and The Invictus Firm.

Mr. Bibbens also co-founded and launched The Invictus Firm, a Private Equity & Strategic Consulting Firm, based on his extensive background in Technology, Entertainment Content, Distribution and Syndication. Mr. Bibbens’ investment focus is on existing and new Technology companies that are dynamic and disruptive, specifically, companies that can capture and monetize content across multiple platforms while being able to capture critical data in real time. Over his 20+ years of experience, Mr. Bibbens has been directly involved with structuring, advising and distributing global private equity deals.

In connection with Mr. Bibbens’ appointment as the Company’s President and Chief Strategy Officer, Mr. Bibbens entered into an employment agreement with the Company on January 29, 2015. The employment agreement provides for an initial term of four years, with an automatic one-year renewal thereafter, unless the employment agreement is terminated by advance written notice of either party. Under the terms of the employment agreement, Mr. Bibbens receives a base salary in the amount of $250,000 per year. Subject to the discretion of the CEO and the Board of Directors, Mr. Bibbens shall be eligible for an annual bonus of not less than fifteen percent (15%) and not more than thirty-five percent (35%) of annual base salary. Mr. Bibbens shall receive an initial grant of 5,000,000 shares of the Company’s restricted common stock within 30 days of signing the employment agreement, and will be granted 2,500,000 additional shares of the Company’s common stock on each of the subsequent four anniversaries of the commencement of employment, should Mr. Bibbens continue to be employed in good standings on such dates. The employment agreement further provides that Mr. Bibbens is entitled to 4 weeks of paid vacation per year.

The Company may terminate the employment agreement with Mr. Bibbens for cause, without cause, or by reason of his death or disability. Mr. Bibbens may terminate the employment agreement for any reason by advance written notice. If the employment agreement is terminated by reason of death, disability, resignation by Mr. Bibbens or termination by the Company without Cause (as defined in the employment agreement) then the Company will be required to pay to Mr. Bibbens severance pay of four months base compensation and continue all other benefits under the agreement for a period of four months. If the Company terminates the employment agreement for Cause, then Mr. Bibbens will only be entitled to the base salary and benefits earned through and including the date of termination. Mr. Bibbens has agreed not to compete with us during the term of his employment agreement and for a period of twelve months thereafter. We also agree to indemnify Mr. Bibbens pursuant to the employment agreement.

Johnathan F. Adair

Johnathan Adair is a seasoned veteran and well versed in all aspects of the entertainment industry with over 20 years of experience. Johnathan’s background includes post at Sony Pictures Entertainment, Universal Pictures, The Walt Disney Company and the Los Angeles Philharmonic. At Sony Pictures, Johnathan created and guided the marketing strategies for the company’s licensed consumer products division including the blockbuster Spiderman 2, which broke both box office and licensed sales records. At Universal Pictures, Johnathan ran the worldwide marketing operations for Universal Home Entertainment Productions representing over $120 million in revenue. While at the Walt Disney Company, Johnathan directed the consumer products marketing and promotional strategies for the Winnie The Pooh and Mickey Mouse brands and Disney’s television and live action film properties.

An accomplished and award winning violinist and pianist, Johnathan headed the marketing and communications divisions of the Los Angeles Philharmonic Association. Johnathan began his career at Sony Music where he served in the business affairs, marketing and A&R divisions. Johnathan is a graduate with honors of Harvard University.

In connection with Mr. Adair’s appointment as the Company’s Chief Operating Officer, Mr. Adair entered into an employment agreement with the Company on January 29, 2015. The employment agreement provides for an initial term of four years, with an automatic one-year renewal thereafter, unless the employment agreement is terminated by advance written notice of either party. Under the terms of the employment agreement, Mr. Adair receives a base salary in the amount of $250,000 per year. Subject to the discretion of the CEO and the Board of Directors, Mr. Adair shall be eligible for an annual bonus of not less than fifteen percent (15%) and not more than thirty-five percent (35%) of annual base salary. Mr. Adair shall receive an initial grant of 5,000,000 shares of the Company’s restricted common stock within 30 days of signing the employment agreement, and will be granted 2,500,000 additional shares of the Company’s common stock on each of the subsequent four anniversaries of the commencement of employment, should Mr. Adair continue to be employed in good standings on such dates. The employment agreement further provides that Mr. Adair is entitled to 4 weeks of paid vacation per year.

The Company may terminate the employment agreement with Mr. Adair for cause, without cause, or by reason of his death or disability. Mr. Adair may terminate the employment agreement for any reason by advance written notice. If the employment agreement is terminated by reason of death, disability, resignation by Mr. Adair or termination by the Company without Cause (as defined in the employment agreement) then the Company will be required to pay to Mr. Adair severance pay of four months base compensation and continue all other benefits under the agreement for a period of four months. If the Company terminates the employment agreement for Cause, then Mr. Adair will only be entitled to the base salary and benefits earned through and including the date of termination. Mr. Adair has agreed not to compete with us during the term of his employment agreement and for a period of twelve months thereafter. We also agree to indemnify Mr. Adair pursuant to the employment agreement.

Stanley L. Teeple

During the last five years, as President of Stan Teeple, Inc. Mr. Teeple has provided services as Chief Financial Officer for Indigo-Energy, Inc. a publicly traded company in the oil and gas exploration business from 2006 through 2012, as Interim Chief Financial Officer for Versant International, Inc. an investment holding company during 2013, and as Chief Financial Officer for Element Renewal, a private water treatment company during 2014. Over the last 30 years Stan has held numerous senior management positions in a number of public and private companies across a broad spectrum of industries. Additionally he has operated and worked for various court appointed trustees and principals as CEO, COO, and CFO in the entertainment, pharmaceuticals, food, travel, and tech industries. He presently operates his consulting business on a project-to-project basis, and holds various other directorships. His businesses operational strengths include knowing how to manage and maximize the resources and preserve the integrity of a company from start-up through to maturity.

Steven L. Sanders

As Chairman, CEO, and Chief Investment Strategist (CIS) at StoneRidge Investment Partners, LLC, Steven Sanders is a leader in the money management industry. Mr. Sanders has led multiple firms to growth and profitability over his extensive 30-year career. Most recently, in 2009, Mr. Sanders led the growth of StoneRidge from $200 Million to $1.2 Billion in assets under management while driving enhancements to the firm's equity investment process and helping launch and develop StoneRidge’s suite of custom designed fixed income products.

Possessing nearly 30 years of investment and entrepreneurial experience, Mr. Sanders serves as Board Chairman of Beltraith Capital, LLC, a holding company formed by Mr. Sanders to raise capital and acquire a controlling interest in StoneRidge in 2009.

Prior to joining StoneRidge, from 2006-2009, Mr. Sanders served as Chief Investment Strategist at Creative Financial Group Asset Management, with $1.8 Billion in assets under management. During that period, Mr. Sanders Co-founded and served as Chairman & CEO of First Genesis Financial Group, a subdivision of Creative Financial Group. While there, Mr. Sanders developed and co-managed the firm’s absolute return, macro-economic thematic investment strategy.

Mr. Sanders has provided economic and financial market commentary to national and local television networks such as CNBC, Bloomberg, CNN, ABC World News, Fox TV, and CN8’s Money Matters Today. His presentations on Macro Economics and Financial Markets are in demand at many investment conferences. Mr. Sanders has served as a spokesperson for Citibank Master Card and Visa’s national financial education program and authored a booklet about the virtues of saving and spending wisely, “Money Matters for Young Adults”. Since 2007, he has co-hosted Financial Voices; a weekly financial and economic awareness program which airs on 900AM WURD Radio in Philadelphia and broadcast internationally via the web. Mr. Sanders serves as Chairman of the Investment Committee for The Philadelphia Foundation, a member of the Board of Trustees at the Pennsylvania Academy of Fine Arts, Advisory Board member of The Network for Teaching Entrepreneurship Philadelphia and Board member for TOCFWH.  Mr. Sanders holds a B.B.A. in Risk Management from Howard University.

Frank McEnulty

Mr. Frank McEnulty was appointed our Chief Financial Officer effective February 19, 2015. Mr. McEnulty is an experienced financial executive with an extensive background in finance and accounting, multiple location management, real estate development, financial analysis, workout and mediation, presentations and public speaking, cash management, property management, business startup, development and operations. During his 19 years as President and CFO of Meghan Matthews, Inc., a privately owned venture management company, Mr. McEnulty has overseen the start-up, investment and growth of numerous new companies dealing with a wide variety of products. A partial list of these companies have been a music magazine, a chain of brewpub restaurants, live music clubs in California and Tennessee, a record label, live-pay-per view events, a new surfboard technology, consumer products and movie and video production in addition to managing the financial activities of the owners of the company and their large real estate portfolio. Among his development projects have been major apartment complexes, single-family homes, golf-course communities, shopping centers, and mid and low-rise condominium projects. Mr. McEnulty has been responsible for the management of thousands of apartment units and over 2,000,000 square feet of retail space at one time. Over time, Mr. McEnulty has been responsible for the acquisition, disposition, development and/or financing of over $750,000,000 in real estate projects. Mr. McEnulty also currently serves on the Board of Directors of Ojai Oil Company a diversified oil producer and self-storage company and on the Board of Directors of Cell Medx, Corp a start-up pain management company in the field of diabetics. Mr. McEnulty received his MBA in Venture Management from the University of Southern California in 1980 and has undergraduate degrees in Accounting and Finance from California State University at Long Beach.

James C. Walter, Sr.

James C. Walter Sr., age 70, was appointed by the sole remaining Director of Indigo-Energy, Inc. on October 18, 2013 to the offices of President, Chief Financial Officer, Secretary, and sole Director, all of which to serve until replaced by the Board of Directors. Mr Walter resigned from our Board on upon the completion of our merger on November 21,2014 and was re-appointed on January 22, 2015. Mr. Walter has had a 30 year career as an independent insurance broker and is a shareholder of the Company. Walter Insurance Agency, Inc. was owned and operated by Mr. Walter for 30 years before the company was sold in 2001. Since 2001, Mr. Walter has served as a business consultant. Additionally, Mr. Walter is a member of New Hope Partners LLC, which owns a majority of our outstanding common stock. Mr. Walter has assumed the duties as identified primarily in an interim capacity while the company went through its restructuring efforts.

Significant Employees

None.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Involvement in certain legal proceedings

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

Corporate Governance; Committees of the Board of Directors

We do not have a nominating, compensation or audit committee, nor do we have an audit committee financial expert. As such, our full Board of Directors act as our audit committee and handles matters related to compensation and nominations of directors.

ITEM 11. EXECUTIVE COMPENSATION

Executives and Directors Compensation

During the period ended December 31, 2014 we entered into various employment arrangements with our previous and current executive officers. Some of these arrangements were retroactively forgiven and cancelled as part of our Master Settlement Agreement entered into on January 22, 2015, as described in the notes to the Summary Compensation Table. For a more detailed description of the Master Settlement Agreement, please see Item 1 – Description of Business.

The following table provides certain summary information concerning compensation of our named executive officers:

Summary Compensation Table

Name ($)	Year ($)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Comp ($)	Non- qualified Deferred Comp. Earnings ($)	All Other Comp. ($)	TOTAL ($)

Rajinder Brar, Former CEO and CFO (1)	2014	$370,511							$370,511

Aneliya Vasilieva, Former Chief Content Officer (2)	2014	$83,333		$9,975,000					$10,058,333

Myles A. Pressey III, Interim CEO and Chief Business Development Officer (3)	2014	$93,833		$13,725,000					$13,818,833

James Walter Sr., Former CEO and CFO (4)	2014	-	-	$476,875	-	-	-	-	$476,875

(1)	Mr. Brar was appointed Chairman and Chief Executive Officer on November 21, 2014. Effective January 22, 2015 Mr. Brar resigned all previously appointed Officer and Board positions.

(2)	Ms. Vasilieva was appointed Chief Content Officer on November 21, 2014. Effective January 22, 2015 Ms. Vasilieva resigned as Chief Content Officer. The above compensation represents accrued amounts related to a December 2014 employment agreement that was retroactively cancelled with all previously accrued amounts being forfeited. Stock awards, representing 26,250,000 shares of restricted and unregistered common stock, scheduled to vest on January 1, 2015 were cancelled.

(3)	Mr. Pressey III was appointed Chief Business Development Officer and a Board Member on November 21, 2014. Effective January 22, 2015 Mr. Pressey III resigned as Chief Business Development Officer and Director. The above compensation represents accrued amounts related to a December 2014 employment agreement that was retroactively cancelled. Stock awards, representing 33,750,000 shares of restricted and unregistered common stock, scheduled to vest on January 1, 2015 were cancelled. Additionally, $900,000 of stock based compensation was earned on a pre-merger basis while in the employ of the public shell company and correspondingly eliminated from being presented in the accompanying statement of operations for the period ended December 31, 2014. Mr. Pressey was appointed as the Company’s Chief Business Development Officer and its Interim Chief Executive Officer and Interim Chief Financial Officer on January 29, 2015.

(4)	Mr. Walter Sr. resigned as the Sole Officer and Director of the Company on November 21, 2014. Additionally, $476,875 of stock based compensation was earned on a pre-merger basis while in the employ of the public shell company and correspondingly eliminated from being presented in the accompanying statement of operations for the period ended December 31, 2014. On January 22, 2015 Mr. Walter was appointed as the Sole Officer and Director and subsequently resigned all Officer positions on January 29, 2015.

Compensation of Executive Officers

Other than Mr. James C. Walter Sr., none of the named executive officers shown in the Summary Compensation Table served as executive officers of the non-surviving public company shell.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2014 the Company’s named executive officers collectively held restricted stock awards totaling 120,000,000 shares of common stock, half of which were scheduled to vest as of January 1, 2015 with an additional 60,000,000 shares of restricted common stock scheduled to vest as of July 15, 2015. In accordance with our Settlement Agreement dated January 22, 2015 all of these previously issued equity compensation awards were retroactively cancelled in January 2015. Accordingly, they are not shown in the table below. The table below sets forth all other options and stock awards received by the named executive officers of the Company with respect to fiscal year 2014:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested (#)
James C. Walter Sr.	250,000	-	-	$11.00	10/16/17	-	-	-	-

Compensation of Directors

For the period ended December 31, 2014, each of our Directors also served as an executive officer of the Company. Accordingly, no director received additional compensation in respect to his service on the Board in 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of April 15, 2015, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock, by each of the Company’s officers and directors, and by the officers and directors of the Company as a group.

Name and Address of Stockholders*	Shares Beneficially Owned (1)		Percentage Ownership(1)

Myles A. Pressey III	128,409,091	(2)	61.26%
Stanley L. Teeple	5,813,841	(3)	2.77%
Lynwood A. Bibbons (4)	5,000,000	(3)	2.38%
Jonathan F. Adair (5)	5,000,000	(3)	2.38%
Leslie Greif (6)	490,332		0.23%
Frank McEnulty	-		-%
Steven L. Sanders	100,000	(3)	0.05%
James C. Walter Sr. (7)	8,864,623		4.23%

Officers and Directors as a group (1) persons	153,677,887		73.31%

*Each stockholder’s address is c/o Indigo Energy, Inc. 74 N. Pecos Road, Suite D, Henderson, Nevada 89074

(1)	Based on an aggregate of 207,847,162 shares of common stock outstanding as of April 15, 2015, and outstanding options and warrants convertible into shares of common stock totaling 1,780,682 for a grand total of 209,627,844.

(2)	Consists of fully vested restricted and unregistered shares of the Company beneficially controlled by Mr. Pressey III.

(3)	Consists of fully vested restricted and unregistered shares of common stock.

(4)	Appointed Chief Strategy Officer effective January 29, 2015.

(5)	Appointed Chief Operating Officer effective January 29, 2015.

(6)	Appointed to Board of Directors on February 19, 2015 and subsequently resigned effective April 1, 2015.

(7)

Includes 3,433,570 shares of common stock held by New Hope Partners LLC, with respect to which Mr. Walter has investment and voting power of which Mr. Walter is a majority investment and voting power by virtue of being a majority Member, but for which Mr. Walter otherwise disclaims beneficial ownership. In total, New Hope Partners LLC holds 5,094,442 shares of common stock.

Changes in Control

Not applicable.

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

Related Transactions

On May 24, 2014 our prior Chairman and Chief Executive Officer contributed the brands, rights, and ecommerce opportunities of HDIMAX.com and Frontlinewire.com to the Company in exchange for 48,500,000 shares of common stock of the Company. Since we were under control of our founder on the date of the transaction, our founder’s historical cost became the carrying cost of the contributed assets totaling $488. As of December 31, 2014the cost of registering the websites was fully amortized, however, we maintained the rights to the domain names.

During the period ended December 31, 2014 we paid our founder, Chairman, and Chief Executive Officer and related entities $211,591 for the development of content and other marketing related expenses. The amount is classified in sales and marketing in the accompanying statement of operations.

As of December 31, 2014 we owed a related party $340,163 as result of the related party directly paying third party vendors on our behalf. We do not have any formalized arrangement for the settlement of this obligation and the related party has informally agreed to defer payment until we have obtained the appropriate level of capital resources and liquidity. Since the obligations are effectively due on demand they are classified as current in the accompanying balance sheet.

Director Independence

We currently have three directors that meet the SEC’s definition of independent.

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

The following table presents fees for professional services rendered by our auditors for the period ended December 31, 2014:

Services Performed	2014
Audit Fees	$35,475
Audit-Related Fees	$–
Tax Fees	$–
All Other Fees	–
Total Fees	$35,475

ITEM 15. EXHIBITS

Exhibits and Index of Exhibits

Exhibit No.	Identification of Exhibit

2.1	Exchange Agreement dated December 15, 2005 (1)

2.2	Amended Exchange Agreement dated December 15, 2005 (1)

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment dated November 8, 1982 (1)

3.3	Certificate of Amendment to Articles of Incorporation dated May 29, 1987 (1)

3.4	Articles of Amendment dated December 4, 1987 (1)

3.5	Certificate of Amendment dated February 25, 1999 (1)

3.6	Certificate of Amendment dated January 11, 2006 (1)

3.7	By-Laws dated January 25, 2006 (1)

4.1	Form of Specimen of Common Stock (1)

10.1	Order Appointing Richard W. Barry as a receiver for Indigo-Energy, Inc. (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed April 8, 2013)

10.2	Master Settlement Agreement Among Carr Miller Capital LLC, Indigo-Energy, Inc., New Hope Partners et. al. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 5, 2013)

10.3	Order, dated October 3, 2013, in the matter of John Jay Hoffman, Acting Attorney General of New Jersey (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 18, 2013)

31.1	Sarbanes Oxley Section 302 Certification

31.2	Sarbanes Oxley Section 302 Certification

32.1	Sarbanes Oxley Section 906 Certification

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

(1) Previously filed.

* to be filed by amendment.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Zonzia Media, Inc.

By:	/s/ Myles A. Pressey, III
Myles A. Pressey III
Chairman, Principal Executive Officer
Date: April 15, 2015

/s/ Frank McEnulty
Frank McEnulty
Principal Accounting Officer
Date: April 15, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

