Form 10-K/A
period 2014-12-31
ZONZIA MEDIA, INC.
filed 2015-04-21
CIK 356870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment #1 to

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-K, as originally filed on April 15, 2015.

2

PART II - OTHER INFORMATION

Item 15. Exhibits

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

3

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Zonzia Media, Inc.

By:	/s/ Myles A. Pressey, III
Myles A. Pressey III
Chairman, Principal Executive Officer
Date: April 20, 2015

/s/ Frank McEnulty
Frank McEnulty
Principal Accounting Officer
Date: April 20, 2015

4