Form 10-Q
period 2015-03-31
ZONZIA MEDIA, INC.
filed 2015-05-15
CIK 356870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at May 13, 2015 was 213,137,162

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

The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions identify forward-looking statements, but are not the exclusive means of doing so These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements.  Some of those risks and uncertainties include the risk factors set forth in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and the following: current global economic and capital market uncertainties; potential dilution to our stockholders from our recapitalization and balance sheet restructuring activities; potential inability to continue to comply with government regulations; adoption of or changes in legislation or regulations adversely affecting our businesses; permitting constraints or delays, business opportunities that may be presented to, or pursued by, us; changes in the United States or other monetary or fiscal policies or regulations; changes in generally accepted accounting principles; geopolitical events; potential inability to implement our business strategies; potential inability to grow revenues organically; potential inability to attract and retain key personnel; assertion of claims, lawsuits and proceedings against us; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the SEC; potential inability to list our securities on any securities exchange or market; and work stoppages or other labor difficulties. Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We undertake no obligation to publicly update or revise any forward-looking statement.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ZONZIA MEDIA, INC.

(formerly HDIMAX Media, Inc. and Indigo-Energy, Inc.)

CONDENSED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS

Current Assets
Cash	$3,936	$208
Prepaid professional fees	2,420	–

Total assets	$6,356	$208

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$749,526	$710,769
Accrued expenses	267,799	690,247
Related party accounts payable	–	340,163
Accrued compensation	241,435	495,167

Total current liabilities	$1,258,760	$2,236,346

Stockholders' Equity (Deficit)

Preferred stock, $0.001 par value, 200,000,000 shares authorized and none issued and outstanding at March 31, 2015 and December 31, 2014	$–	$–
Common stock, $0.001 par value, 2,000,000,000 shares authorized and 211,197,162 and 758,065,119 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	211,197	758,065
Additional paid in capital	90,153,456	22,923,087
Accumulated deficit	(91,617,057)	(25,917,290)

Total stockholders' equity (deficit)	$(1,252,404)	$(2,236,138)

Total liabilities and stockholders' equity (deficit)	$6,356	$208

The accompanying notes are an integral part of these unaudited condensed financial statements.

ZONZIA MEDIA, INC.

(formerly HDIMAX Media, Inc. and Indigo-Energy, Inc.)

CONDENSED STATEMENT OF OPERATIONS

For the Three Months
Ended
March 31,
2015
(unaudited)
Revenue

Net revenue	$–

Expenses
General and administrative	322,441
Sales and marketing	(297,928)
Officer and director compensation	65,675,677
Professional fees	819,599

Total operating expenses	66,519,789

Loss from operations	(66,519,789)

Net loss	$(66,519,789)

Net loss per share - basic and diluted	$(0.20)

Weighted average shares outstanding	326,733,511

The accompanying notes are an integral part of these unaudited condensed financial statements.

ZONZIA MEDIA, INC.

(formerly HDIMAX Media, Inc. and Indigo-Energy, Inc.)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Paid in	Accumulated	Total Equity
	Shares	Amount	Capital	Deficit	(deficit)
Balance, Inception May 24, 2014	–	$–	$488	$–	$488

Issuance of founder's shares in May 2014	48,500,000	48	(48)	–	–

Cancellation of founder's shares related to reverse capitalization in November 2014	(48,500,000)	(48)	47	–	(1)

Reverse capitalization in November 2014	757,689,386	757,689	(488)	(820,022)	(62,821)

Common stock issued for debt settlement in December 2014	375,733	376	123,088	–	123,464

Stock based compensation	–	–	22,800,000	–	22,800,000

Net loss	–	–	–	(25,097,268)	(25,097,268)

Balance December 31, 2014	758,065,119	$758,065	$22,923,087	$(25,917,290)	$(2,236,138)

Settlement agreement with former officers and directors in January 2015	(709,121,205)	$(709,121)	$162,000	$820,022	$272,901

Stock based compensation in January 2015	145,000,000	145,000	63,846,061	–	63,991,061

Common stock issued for previously accrued consulting fees in January 2015	75,000	75	24,925	–	25,000

Common stock issued for cash in January 2015	307,971	308	34,692	–	35,000

Common stock issued for employment agreement termination in January 2015	5,000,000	5,000	1,895,000	–	1,900,000

Related party debt forgiveness	–	–	100,000	–	100,000

Common stock issued for cash in February 2015	177,777	177	32,623	–	32,800

Stock based compensation in February 2015	4,092,500	4,093	774,455	–	778,548

Common stock issued for settlement of related party accounts payable in February 2015	7,500,000	7,500	332,663	–	340,163

Common stock issued for cash in February 2015	100,000	100	27,950	–	28,050

Net loss	–	–	–	(66,519,789)	(66,519,789)

Balance March 31, 2015	211,197,162	$211,197	$90,153,456	$(91,617,057)	$(1,252,404)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ZONZIA MEDIA, INC.

(formerly HDIMAX Media, Inc. and Indigo-Energy, Inc.)

CONDENSED STATEMENT OF CASH FLOWS

For the Three Months
Ended
March 31,
2015
(unaudited)
Cash Flows from Operating Activities

Net loss	$(66,519,789)

Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	66,834,609
Gain on non-cash settlement of accrued expenses	(809,714)
Change in prepaid professional fees	(2,420)
Change in accounts payable	163,757
Change in accrued expenses	–
Change in related party accounts payable	–
Change in accrued payroll	241,435

Net cash used in operating activities	(92,122)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	95,850

Net cash provided by financing activities	95,850

Net increase in cash	3,728

Cash at beginning of the period	208

Cash at end of the period	$3,936

Supplementary Disclosures of Cash Flow Information

Cash paid for income taxes	$–
Cash paid for interest	$–

The accompanying notes are an integral part of these unaudited condensed financial statements.

ZONZIA MEDIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

1. Interim Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Further, the accompanying condensed statement of operations and cash flows do not contain the comparative period ended March 31, 2014 due to our inception date being May 24, 2014.

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

On January 22, 2015, we entered into a Settlement Agreement in which we cancelled all of the 712,121,205 shares of restricted and unregistered common stock previously issued to effectuate the merger with Rajinder Brar, the previous sole owner of HDIMAX, Inc. In consideration for the shares being cancelled, we forfeited our rights to sell advertising and other products on websites previously controlled Mr. Brar and related entities, with the exception of www.hdimax.com. An outline of the significant terms of the Settlement Agreement includes, but is not limited to, the following:

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

On March 9, 2015 we changed our name to Zonzia Media, Inc. and we are developing a new multi-platform entertainment distribution channel with the goal of being a unique hybrid of a linear channel, a video-on-demand channel and an over-the-top channel. Our technology will allow our viewers instant access to our available content.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenditures during the reported periods. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

We consider all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. We did not have any cash equivalents at March 31, 2015 or December 31, 2014.

Recently Issued Accounting Pronouncements

There have been no recently issued accounting pronouncements that were not previously disclosed in our annual report on Form 10-K filed on April 15, 2015 through the date of this report that we believe will have a material impact on our financial position, results of operations, or cash flows.

2. Going Concern

Since our inception on May 24, 2014, we have generated immaterial revenues resulting in the incurrence of net losses through March 31, 2015. This has further led to negative working capital, all which results in substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our management, Board, and Advisory Board has focused its efforts and our limited resources on raising additional capital through debt or equity offerings at terms not detrimental to our planned future operations. As of the date of this report we do not have any firm funding commitments.

3. Related Party Transactions

During the three months ended March 31, 2015 we settled prior obligations due to a related party totaling $340,163 via the issuance of 7,500,000 shares of restricted and unregistered shares of common stock. The settled obligation also represents that balance outstanding as of December 31, 2014.

During the three months ended March 31, 2015 our Chief Compliance Officer agreed to forgive an accrued bonus at December 31, 2014 totaling $100,000. Since we consider our Chief Compliance Officer a related party we have determined the bonus forgiveness was in the nature of a capital contribution and no gain was recognized for the forgiveness of the obligation in the accompanying condensed statement of operations.

We issued a Director 250,000 shares of restricted and unregistered shares of common stock for cash proceeds totaling $25,000 in January 2015.

As part of the Settlement Agreement we entered into on January 22, 2015 we cancelled restricted stock award grants to two of our former officers. Since we did not replace a cancelled award totaling 52,500,000 shares of restricted and unregistered shares of common stock, and effectively repurchased the award for no consideration as assumed by the application of accounting principles generally accepted in the United States, the unrecognized grant-date fair value of the award totaling $9,975,000 was recognized during the three months ended March 31, 2015. Additionally, we cancelled a restricted stock award granted to our current Interim Chief Executive Officer totaling 67,500,000 shares and replaced the award with the grant of 125,000,000 shares of restricted and unregistered shares as part of a new employment agreement on January 29, 2015. The total compensation cost recognized during the three months ended March 31, 2015 associated with the cancellation and replacement of this restricted stock award was $47,500,000.

4. Stockholders’ Equity

The following provides information for the shares of restricted and unregistered shares of common stock that we issued (or cancelled) from January 1, 2015 through the date of this report:

In January 2015 we issued 75,000 shares of restricted and unregistered common stock for consulting services valued at $25,000.

In January 2015 we issued 57,971 shares restricted and unregistered shares of common stock for cash totaling $10,000.

We issued a Director 250,000 shares of restricted and unregistered shares of common stock for cash proceeds totaling $25,000 in January 2015.

In January 2015 we issued a total of 145,000,000 shares of restricted and unregistered shares of common stock as compensation to our officers, directors, and other consultants valued at $54,016,061.

In January 2015 we issued 5,000,000 shares of restricted and unregistered shares of common stock to a former employee of HDIMAX, Inc. valued at $1,900,000.

In January 2015, in accordance with the terms of our Settlement Agreement with our former Chairman and Chief Executive Officer, we cancelled 712,121,205 shares of unregistered and restricted common stock. We recognized settlement expense, included in the general and administrative expenses in the accompanying condensed statement of operations, totaling $107,901 and reversed the previously recognized accumulated deficit adjustment of $820,022 associated with the Settlement.

In February 2015 we issued 142,500 shares of restricted and unregistered common stock for accounting and legal services valued at $21,179.

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

In March 2015 we issued 100,000 restricted and unregistered shares of common stock for cash totaling $28,050.

In April 2015 we issued 440,000 shares of restricted and unregistered common stock in conjunction with the issuance of notes payable for total consideration of $70,000.

5. Accrued Expenses

During the quarter ended March 31, 2015 our management, with the assistance of our defense attorney, analyzed the merit and likelihood of an unfavorable outcome in the matter of Congoo, LLC v. HDIMAX Max Media, Inc. Civ. Action No. 3:15-cv-01423. Based on the facts and circumstances, we determined the likelihood of an unfavorable outcome to be remote. Correspondingly, we reversed the previously accrued obligation of $422,448 as presented in sales and marketing expense in the accompanying condensed statement of operations.

6. Subsequent Events

On April 21, 2015, our Chairman of the Board of Directors, Myles A. Pressey III, resigned as Interim Chief Executive Officer. On the same date, we appointed Naresh Malik to serve as our Chief Executive Officer. Mr. Malik possesses extensive experience in the film and entertainment services industry. Upon the appointment of Mr. Malik, we entered into an employment agreement providing for a base salary of $250,000 and a one-time grant of 5,000,000 fully vested shares of restricted and unregistered common stock. Mr. Malik is also entitled to receive other performance based bonuses and customary benefits.

In May 2015 we issued 1,500,000 shares of restricted and unregistered common stock for cash totaling $150,000 to an investor. The investor also received a total of 1,500,000 warrants, each convertible into one share of restricted and unregistered common stock at an exercise price of $0.275 per share for a period of three years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information that we believe is relevant to an assessment and understanding of the results of operations and financial condition of the Company as of and for the three months ended March 31, 2015, as well as our future results. It should be read in conjunction with the condensed financial statements and accompanying notes also included in this 10-Q and our Annual Report on Form 10-K as of and for the period ended December 31, 2014.

Overview

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

Viewer Subscriptions

As we launch our delivery platforms, particularly our website mobile applications, our content and accompanying interactive services will be available for free for limited periods in order to aggressively increase our brand awareness and consumer base. As we continue to integrate the interactive services available through our technology partners, including a built-in e-wallet enabling direct e-commerce which allows our viewers to make instant purchases regardless of where or when they view our content.  Through our technology application, viewers will be able to make donations and receive valuable targeted coupons from participating advertisers. Additionally, content developers, directors, and producers will be able to deliver entertaining interactive matter and allow users to view other related material through additional platforms, greatly enhancing our viewer’s experience with synchronized multi-media.  Our technology applications will also provide viewers content related social media pages, exclusive bonus content, games, polls, and more.

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

Results of Operations

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Additionally we were not incorporated until May of 2014, correspondingly, the following analysis of our results will not be based on comparisons to the comparable period during 2014, rather other periods within our history as deemed applicable.

The financial statements and dollar amounts included herein are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The results of operations may not be indicative of our future operations as we continue to develop our content delivery platforms.

The following discussion of the financial condition and results of operations should be read together with our condensed financial statements for the three month period ended March 31, 2015.

Revenue

We did not generate any revenue during the three months ended March 31, 2015. Throughout 2015 we expect to launch our video on demand offerings which are expected to result in the generation of advertising revenues. Additionally, if we are successful in our funding and brand awareness campaigns we may be able to launch our subscription service near the end of the year or in early 2016.

Sales and Marketing

For the three months ended March 31, 2015 we incurred expenses totaling approximately $163,000 for the construction and development of our content delivery platforms. Offsetting these expenses during the first quarter of 2015 was a non-recurring reversal of a previously accrued obligation totaling $422,448. As we continue to build our brand awareness and video and other content libraries, along with our infrastructure, we expect our sales and marketing expenses to increase throughout the next twelve months and beyond.

Officer and Director Compensation

Officer compensation for the three months ended March 31, 2015 of $65,675,677 is primarily the result of non-recurring stock awards to our officers and directors. Included in officer and director compensation during the period was the recognition, totaling $9,975,000, of unrecognized compensation cost associated with the cancellation of an unvested restricted stock award issued to a former officer.

We believe a significant portion of the stock awards granted during the first quarter of 2015 were necessary to attract and retain individuals to serve in officer, director, and other consulting roles. In this regard, we issued a total of 145,200,000 shares of fully vested, restricted and unregistered shares of common stock to these individuals.

Professional Fees

The Company incurred $819,599 of professional fees during the period ended March 31, 2015. The majority of these fees were incurred on a non-cash basis via the issuance of 3,750,000 shares of restricted and unregistered common stock granted to various consultants for business development and contract review and generation. We expect our professional fees to steadily decline as approach the launch date of our principal business activities.

General & Administrative

Our general and administrative expenses totaling $322,441 for the period ended March 31, 2015 were primarily associated with our on-going capital raising efforts and other administrative costs. Additionally, we incurred one-time charges totaling approximately $298,000 associated with the Settlement Agreement with our former Officers and Directors. Our general and administrative costs are expected to significantly fluctuate until we fully commence our planned principal business operations expected to occur in the second half of 2015.

Liquidity and Capital Resources

Working Capital

At March 31, 2015, we had a working capital deficit of approximately $1,250,000, primarily due to professional service providers, officers and directors, and other related parties. Our working capital is not sufficient to meet our operations, inclusive of plans for rapid growth. Additionally, our ability to execute our content strategy and meet our day to day liquidity needs through the remainder of the year requires us to raise additional capital.

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

Cash Flow

Cash Used in Operating Activities

Our cash used in operations totaling approximately $92,000 primarily consisted of payments to service providers to prepare and execute our Settlement Agreement with our former officers and directors. Our operational cash used significantly declined from the quarter ended December 31, 2014 as a result of significant, non-recurring, stock based compensation of nearly $67,000,000. For the near term, and under informal agreements, many of our services providers and related parties have agreed to defer payment until we increase our liquidity, which resulted in off-sets to our net loss and cash used in operations totaling approximately $405,000. Additionally, we recognized non-cash gains of approximately $917,000 related to the reversal of previously accrued compensation due to our former officers and an internet marketing service provider that we were released from during the period, partially off-set by the approximately $108,000 expense for our Settlement Agreement. As noted above, we will require additional capital in order to monetize our content strategy and overall plan of operations.

Cash Provided by Financing Activities

All of our cash for the period was provided by the issuance of 585,748 shares of restricted and unregistered shares of common stock totaling $95,850.

Our ability to continue as a going concern for at least the next 12 months will depend on our ability to raise the money we require through equity or debt financing. Through the end of April 2015 we raised an additional $70,000 through the issuance of short-term notes payable due to related parties, the proceeds of which were primarily used to prepare and file our annual report on Form 10-K for the period ended December 31, 2014. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due, and we will be forced to scale down or perhaps even cease our operations. As of the date of this Report we do not have any firm funding commitment.

Plan of Operations

Much of the quarter ended March 31, 2015 was spent modifying our business model and dissolving our business relationship with our former Chairman and Chief Executive Officer which initially culminated in the entry into a Settlement Agreement on January 22, 2015. Subsequent to the Settlement Agreement, we spent significant amounts of time and effort on administrative tasks such as changing our Company name, assessing our on-going liabilities and operational plans, and maintaining our regulatory compliance. An integral part of these activities was to attract and retain highly experienced individuals to form our management team, Board of Directors, and Advisory Board. We believe that we have successfully attracted and retained these individuals. Once in place, our team began the process of rebranding the Company into Zonzia Media and assessing the value of various content delivery platforms and developing the corresponding relationships with applicable service providers.

Capital Raising

Since late in 2014 through the date of this report, our Officers, Directors and other consultants and Advisory Board Members have devoted significant time and effort to raising the capital necessary to fully implement our principal business plans including securing content and building the required content delivery infrastructure. While we have received positive feedback from these efforts and much preliminary interest from potential debt and/or equity investors, we do not have any firm funding commitments as of the date of this report sufficient to fully implement our business strategies in the near term.

Content Storage and Delivery

In November of 2014 we engaged a third party, who has since been named to serve on our Advisory Board, to build the infrastructure to store our anticipated content library on a cloud based server; provide necessary display setting conversions allowing the content to be viewed on multiple devices including mobile phones, tablets, and televisions as well as in high definition; and allow for direct delivery to our strategic content delivery interface partners who ultimately provide the material to our targeted viewers.

In April 2015 we began a test of this process in which we provided our content interface partner with a small amount of programming that became available on-demand to a number of cable subscribers in the Southeast Region of the United States. The purpose of the test was not intended to determine number of users, advertising placement, or consumer interest in the actual content, rather the test was solely to determine our ability to securely deliver and make the content available to its end user. While we have not extensively analyzed the results of the test, it does appear that we have the ability to reach our end user in a Video On Demand format.

Since we appear to have demonstrated our ability to digitally deliver content, we are focusing our near term efforts on building a Digital Rights Management (“DRM”) system. Through an Advisory Board member, we have made contact with several parties to begin building the platforms that will allow us to distribute our content securely in a variety manners including television on demand, mobile devices, and other devices with internet capability. Funding permitted, we expect to devote a great deal of resources to the construction of our DRM to not only ensure content delivery in the proper format to our end users, but to securely store the information safeguarding against piracy and other forms of theft. We expect this to be one of primary focus areas for at least the next three to six months.

Content Development

The key to our success is providing entertaining and engaging content to our end users allowing us to attract subscribers and advertising clients. Under the direct supervision of our Officers we have made significant contacts within the industry and have had preliminary meetings with various entertainers, producers, and other developers to provide a significant volume of video and other live streaming events. While we await the financial ability to acquire our intended content library, we believe our relationships and preliminary discussions will allow to us to rapidly increase our content offerings.

Brand Awareness

Through our officers and other relationships within in the industry we have begun a social media brand awareness campaign designed to attract consumers to our content delivery platforms.

Critical Accounting Policies And Estimates

There have not been any material changes to the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Off- Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures.

A. Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer and our Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Principal Executive and Accounting Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective.

B. Internal Control over Financial Reporting

No change in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13(a)-15 occurred during the fiscal quarter ended March 31, 2015, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Congoo, LLC v. HDIMAX Max Media, Inc. Civ. Action No. 3:15-cv-01423

The Plaintiff’s in the case provide online advertising opportunities for a fee. The Plaintiff alleged the Company owes them in excess of $422,000 based on an agreement, dated prior to our merger, with an entity controlled by our former Chairman and Chief Executive Officer. The plaintiff alleges that the entity with the prior agreement merged into our Company and changed the name. We are contesting the claim and have filed an initial response on March 23, 2015.

On April 24, 2015 the Plaintiff’s attorney notified the district court judge requesting our adjournment from participation in the complaint and that we may be entitled to a dismissal. We believe that we will ultimately granted this dismissal when the initial conference currently scheduled for June 10, 2015 takes place.

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We issued a Director 250,000 shares of restricted and unregistered shares of common stock for cash proceeds totaling $25,000 in January 2015.

In March 2015 we issued 100,000 restricted and unregistered shares of common stock for cash totaling $28,050.

In April 2015 we issued 440,000 shares of restricted and unregistered common stock for in conjunction with the issuance of notes payable for total consideration of $70,000.

In May 2015 we issued 1,500,000 shares of restricted and unregistered common stock for cash totaling $150,000 to an investor. The investor also received a total of 1,500,000 warrants, each convertible into one share of restricted and unregistered common stock at an exercise price of $0.275 per share for a period of three years

All other sales of unregistered equity securities were previously disclosed in our annual report on Form 10-K for the period ended December 31, 2014.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

On April 21, 2015, our Chairman of the Board of Directors, Myles A. Pressey III, resigned as Interim Chief Executive Officer. On the same date, we appointed Naresh Malik to serve as our Chief Executive Officer. Mr. Malik possesses extensive experience in the film and entertainment services industry. Upon the appointment of Mr. Malik, we entered into an employment agreement providing for a base salary of $250,000 and a one-time grant of 5,000,000 fully vested shares of restricted and unregistered common stock. Mr. Malik is also entitled to receive other performance based bonuses and customary benefits.

Naresh Malik

Beginning in January 2010 through the present, Mr. Malik has served as President – Media and Creative Services, for Reliance MediaWorks. Reliance MediaWorks Limited is a film and entertainment Services Company and a member of the Reliance Group. The Group has a comprehensive presence in Film and Media Services, Productions, Sales & Distribution and Exhibition; Motion Picture Processing and DI; Film, Audio Restoration and Image Enhancement; 3D; Digital Mastering: Studios and Equipment rentals; Visual Effects; Animation; Broadcast, Television Commercials Post Production & Feature Film Promotion services with presence across India, USA and UK and offers end to end integrated services across the entire film and media services value chain to production houses, studios and broadcasters, globally.

With over two decades of experience in management and core skills within the Media & Entertainment business, Mr. Malik has been in the Executive Positions at Reliance, Prime Focus, Pixion, Ideal System Asia Pacific amongst others.. Having led the function of Global Sales, Production and Transmission for Film and Broadcast Industry has given him the unique and unparalleled expertise across this sector.

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

ZONZIA MEDIA, INC.
(Registrant)

Date: May 15, 2015	By:	/s/ Naresh Malik
Name: Naresh Malik
Title: Principal Executive Officer

/s/ Frank McEnulty
Name: Frank McEnulty
Title: Principal Accounting Officer

Exhibit Index

Exhibit Number	Exhibit

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2015, furnished in XBRL (eXtensible Business Reporting Language)).

