Form 10-Q
period 2015-06-30
ZONZIA MEDIA, INC.
filed 2015-08-19
CIK 356870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at August 12, 2015 was 228,840,975.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ZONZIA MEDIA, INC.

(formerly HDIMAX Media, Inc. and Indigo-Energy, Inc.)

CONDENSED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS

Current Assets
Cash	$9,173	$208
Prepaid professional fees	5,000	–

Total current assets	14,173	208

Other Assets
Other assets	5,000	–

Total assets	$19,173	$208

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$775,944	$710,769
Accrued expenses	362,200	690,247
Related party accounts payable	–	340,163
Promissory notes payable	70,000	–
Accrued compensation	269,917	495,167
Accrued interest	668	–

Total current liabilities	1,478,729	2,236,346

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 200,000,000 shares authorized and none issued and outstanding at June 30, 2015 and December 31, 2014	$–	$–
Common stock, $0.001 par value, 2,000,000,000 shares authorized and 227,640,975 and 758,065,119 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	227,641	758,065
Additional paid in capital	98,672,757	22,923,087
Accumulated deficit	(100,359,954)	(25,917,290)

Total stockholders' equity (deficit)	(1,459,556)	(2,236,138)

Total liabilities and stockholders' equity (deficit)	$19,173	$208

The accompanying notes are an integral part of these unaudited condensed financial statements.

ZONZIA MEDIA, INC.

(formerly HDIMAX Media, Inc. and Indigo-Energy, Inc.)

CONDENSED STATEMENT OF OPERATIONS

	For the Three Months Ended	For the Six Months Ended	For the Periodfrom Inception on May 24, 2014
	June 30,	June 30,	to June 30,
	2015	2015	2014
	(unaudited)	(unaudited)	(unaudited)
Revenue

Net revenue	$–	$–	$–

Expenses
General and administrative	64,143	386,584	101
Sales and marketing	135,086	(162,842)	–
Officer and director compensation	7,214,200	72,889,877	54,800
Professional fees	1,218,449	2,038,048	93,000

Total operating expenses	8,631,878	75,151,667	147,901

Gain (loss) from operations	(8,631,878)	(75,151,667)	(147,901)

Other income (expense)
Interest Expense	(111,019)	(111,019)	–

Net loss	$(8,742,897)	$(75,262,686)	$(147,901)

Net loss per share - basic and diluted	$(0.04)	$(0.27)	$(0.00)

Weighted average shares outstanding	222,421,326	275,532,037	48,500,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ZONZIA MEDIA, INC.

(formerly HDIMAX Media, Inc. and Indigo-Energy, Inc.)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

					Total
	Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(deficit)
Balance, Inception May 24, 2014	–	$–	$488	$–	$488

Issuance of founder's shares in May 2014	48,500,000	48	(48)	–	–

Cancellation of founder's shares related to reverse capitalization in November 2014	(48,500,000)	(48)	47	–	(1)

Reverse capitalization in November 2014	757,689,386	757,689	(488)	(820,022)	(62,821)

Common stock issued for debt settlement in December 2014	375,733	376	123,088	–	123,464

Stock based compensation	–	–	22,800,000	–	22,800,000

Net loss	–	–	–	(25,097,268)	(25,097,268)

Balance December 31, 2014	758,065,119	$758,065	$22,923,087	$(25,917,290)	$(2,236,138)

Settlement agreement with former officers and directors in January 2015	(709,121,205)	(709,121)	162,000	820,022	272,901

Stock based compensation in January 2015	145,000,000	145,000	63,846,061	–	63,991,061

Common stock issued for previously accrued consulting fees in January 2015	75,000	75	24,925	–	25,000

Common stock issued for cash in January 2015	307,971	308	34,692	–	35,000

Common stock issued for employment agreement termination in January 2015	5,000,000	5,000	1,895,000	–	1,900,000

Common stock issued for cash in February 2015	177,777	177	32,623	–	32,800

Stock based compensation in February 2015	4,092,500	4,093	774,455	–	778,548

Common stock issued for settlement of related party accounts payable in February 2015	7,500,000	7,500	332,663	–	340,163

Common stock issued for cash in February 2015	100,000	100	27,950	–	28,050

Stock based compensation in April 2015	5,000,000	5,000	1,495,000	–	1,500,000

Common stock issued for previously accrued consulting fees in April 2015	4,500,000	4,500	922,554	–	927,054

Common stock issued in lieu of interest in April 2015	440,000	440	64,330	–	64,770

Common stock issued for cash in April 2015	25,445	25	4,975	–	5,000

Stock based compensation in May 2015	3,200,000	3,200	964,800	–	968,000

Common stock issued for previously accrued consulting fees in May 2015	509,524	510	112,111	–	112,621

Common stock issued in lieu of interest in May 2015	250,000	250	45,332	–	45,582

Common stock issued for cash in May 2015	1,641,929	1,642	168,358	–	170,000

Stock based compensation in June 2015	150,000	150	49,350	–	49,500

Common stock issued for previously accrued consulting fees in June 2015	250,000	250	49,750	–	50,000

Common stock issued for cash in June 2015	476,915	477	84,523	–	85,000

Stock based compensation	–	–	4,269,230	–	4,269,230

Related party debt forgiveness
Services contributed by employees/officers	–	–	288,988	–	288,988
Related party debt forgiveness	–	–	100,000	–	100,000

Net loss	–	–	–	(75,262,686)	(75,262,686)

Balance June 30, 2015	227,640,975	$227,641	$98,672,757	$(100,359,954)	$(1,459,556)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ZONZIA MEDIA, INC.

(formerly HDIMAX Media, Inc. and Indigo-Energy, Inc.)

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

		For the Period
	For the Six Months	from Inception
	Ended	on May 24, 2014
	June 30,	to June 30,
	2015	2014
Cash Flows from Operating Activities

Net loss	$(75,262,686)	$(147,901)

Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	74,711,014	–
Non-cash interest	110,352	–
Gain on non-cash settlement of accrued expenses	(809,714)	–
Change in prepaid professional fees	(5,000)	–
Change in other assets	(5,000)	(488)
Change in accounts payable	190,175	–
Change in accrued expenses	94,401	–
Change in accrued compensation	558,905	–
Change in accrued interest	668	–

Net cash used in operating activities	(416,885)	(148,389)

Cash Flows from Financing Activities
Proceeds from issuance of promissory notes payable	70,000	200,000
Proceeds from issuance of common stock	355,850	488

Net cash provided by financing activities	425,850	200,488

Net increase in cash	8,965	52,099

Cash at beginning of the period	208	–

Cash at end of the period	$9,173	$52,099

Supplementary Disclosures of Cash Flow Information
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

The accompanying notes are an integral part of these unaudited condensed financial statements.

ZONZIA MEDIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2015

(Unaudited)

1. Interim Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Cash and Cash Equivalents

We consider all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. We did not have any cash equivalents at June 30, 2015 or December 31, 2014.

Recently Issued Accounting Pronouncements

There have been no recently issued accounting pronouncements that were not previously disclosed in our annual report on Form 10-K filed on April 15, 2015 through the date of this report that we believe will have a material impact on our financial position, results of operations, or cash flows.

2. Going Concern

Since our inception on May 24, 2014, we have generated immaterial revenues resulting in the incurrence of net losses through June 30, 2015. This has further led to negative working capital, all which results in substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our management, Board, and Advisory Board has focused its efforts and our limited resources on raising additional capital through debt or equity offerings at terms not detrimental to our planned future operations. As of the date of this report we do not have any firm funding commitments.

3. Related Party Transactions

During the six months ended June 30, 2015 we settled prior obligations due to a related party totaling $340,163 via the issuance of 7,500,000 shares of restricted and unregistered shares of common stock. The settled obligation also represents that balance outstanding as of December 31, 2014.

During the six months ended June 30, 2015 a total of four of our Officers agreed to waive all or portions of their base salaries or previously accrued bonuses earned during the year ended December 31, 2014 and through June 30, 2015 totaling $288,988. Since we consider our Officers related parties we have determined the bonus and salary forgiveness was in the nature of a capital contribution and no gain was recognized in the accompanying condensed statement of operations.

We issued a Director 250,000 shares of restricted and unregistered shares of common stock for cash proceeds totaling $25,000 in January 2015.

As part of the Settlement Agreement we entered into on January 22, 2015 we cancelled restricted stock award grants to two of our former officers. Since we did not replace a cancelled award totaling 52,500,000 shares of restricted and unregistered shares of common stock, and effectively repurchased the award for no consideration as assumed by the application of accounting principles generally accepted in the United States, the unrecognized grant-date fair value of the award totaling $9,975,000 was recognized during the six months ended June 30, 2015. Additionally, we cancelled a restricted stock award granted to our current Interim Chief Executive Officer totaling 67,500,000 shares and replaced the award with the grant of 125,000,000 shares of restricted and unregistered shares as part of a new employment agreement on January 29, 2015. The total compensation cost recognized during the six months ended June 30, 2015 associated with the cancellation and replacement of this restricted stock award was $47,500,000.

During the six months ended June 30, 2015 we issued 2,000,000 shares of unregistered and restricted common stock to an affiliate for consulting services valued at $680,000. A promissory note in the amount of $35,000 was issued to the same affiliate of the company, for cash proceeds of $35,000 in April 2015. As additional consideration on the promissory note, this same affiliate received 215,000 shares of unregistered and restricted common stock valued at $32,039. Upon renewal of this promissory note in May 2015 this affiliate received 100,000 shares of unregistered and restricted common stock valued at $17,260.

Employment Agreement Amendment

On May 29, 2015, we amended our Chairman and Chief Business Development Office, Mr. Myles Pressey III’s, employment agreement. Mr. Pressey III was originally going to be granted 25,000,000 shares of fully vested restricted and unregistered shares of common stock on January 29, 2016 whereas the amendment calls for Mr. Pressey III to receive up to 62,500,000 shares of restricted and unregistered common stock subject to the achievement of performance benchmarks set by the Board of Directors. On the modification date, the modification of Mr. Pressey III’s equity award resulted in the recognition of $4,269,230 during the six months ended June 30, 2015.

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

In April 2015 we issued 4,500,000 shares of restricted and unregistered common stock for consulting services valued at $927,054.

In April 2015 we issued a total of 5,000,000 shares of restricted and unregistered shares of common stock as compensation to our officers valued at $1,500,000.

In April 2015 we issued 25,445 shares of restricted and unregistered shares of common stock for cash totaling $5,000.

In May 2015 we issued a total of 3,200,000 shares of restricted and unregistered shares of common stock as compensation to our officers and directors valued at $968,000.

In May 2015 we issued 509,524 shares of restricted and unregistered common stock for consulting services valued at $112,621.

In May 2015 we issued 1,641,929 shares of restricted and unregistered shares of common stock for cash totaling $170,000.

In May 2015 we issued Warrants for the Purchase of 1,500,000 shares of restricted and unregistered shares of common stock as additional incentive for a $150,000 cash investment in the company that was part of the $170,000 in the previous footnote.

In May 2015 we issued 250,000 shares of restricted and unregistered shares of common stock for interest on outstanding notes and payables valued at $45,582.

In June 2015 we issued a total of 150,000 shares of restricted and unregistered shares of common stock as compensation to our officers and directors valued at $49,500.

In June 2015 we issued 250,000 shares of restricted and unregistered common stock for settlement of an obligation valued at $50,000.

In June 2015 we issued 476,915 shares of restricted and unregistered shares of common stock for cash totaling $85,000.

Warrants

During the quarter ended June 30, 2015 we issued warrants to certain investors as part of the private placements of our restricted and unregistered common stock.

The following table presents a summary of our warrant activity through June 30, 2015:

Warrants	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2014	871,591	$0.88	2.3
Warrants granted	1,500,000	0.28	3.0
Exercised	–	–
Forfeited, canceled or expired	–	–

Outstanding at June 30,2015	2,371,591	$0.50	2.7

The warrants did not have any intrinsic value as of June 30, 2015 and December 31, 2014 and were fully vested. Of the outstanding warrants, 862,500 are contingently exercisable only in the event that other equity-linked instruments are exercised.

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

6. Subsequent Events

In July 2015 we issued 1,050,000 shares of restricted and unregistered common stock for cash totaling $60,000 to an investor. The investor also received a total of 1,500,000 warrants, each convertible into one share of restricted and unregistered common stock at an exercise price of $0.165 per share for a period of three years.

On July 31, 2015, the Company and simplyME entered into an addendum to the Channel Distribution Agreement, providing that while the Company is engaged in acquiring its own content, it may use programming content provided by simplyME.  The addendum clarifies that simplyME shall not be paid compensation for this content, but that the revenue sharing agreement that is in place under the Channel Distribution Agreement above will also serve to compensate simplyME for the use of its content. Under the Addendum, the Company has the right to broadcast content supplied by simplyME for a period of two years. simplyME also represents and warrants in the addendum that is owns, or has the right to license and sublicense, all of the content being provided to the Company pursuant to the Addendum.

In August 2015 we issued 102,564 shares of restricted and unregistered common stock for cash totaling $10,000 to an investor.

On June 30, 2015, we entered into an addendum to our Channel Distribution Agreement with simplyME Distribution to secure an additional cable channel through simplyME, which we plan to dedicate to children’s programming. To secure this channel, we agreed to commence making monthly payments on November 1, 2015, with the launch of Zonzia Kidz expected to occur by January 1, 2016.

On July 9, 2015, we entered into a Submission/Insertion Order Agreement with Sonifi Solutions, Inc. Pursuant to the agreement, commencing July 15, 2015, Sonifi agrees to make audio-video content provided by the Company available in hotel rooms on both a looping, free-to-guest linear channel and on a free-to-guest Video-on-Demand (“VOD”) basis. Submissions for distribution on either the linear basis or VOD basis will be scheduled monthly. The agreement provides that initiall, submissions offered on a linear basis will be distributed to a minimum of 450,000 hotel guest rooms that are served by Sonifi and through Sonifi’s mobile applications. Sonifi has agreed to use commercially reasonable efforts to distribute VOD submissions to 900,000 guest rooms at Sonifi-served hotels under the Agreement. The Submission/Insertion Order agreement was put in place among the parties pending the launch of the distribution channel.

Payments to Sonifi for linear based and VOD based submissions are structured as follows: for the first twelve months of the term, the Company shall pay Sonifi the greater of $55,000 or fifty percent (50%) of the Company’s gross advertising sales (net of any ad agency commission) per month, subject to a $140,000 monthly cap. For the second twelve months, the Company shall pay Sonifi the greater of $70,000 or fifty percent (50%) of the Company’s gross advertising sales (net of any ad agency commission) per month, subject to the same monthly cap. Thereafter for the remainder of the initial term, the Company would pay $110,000 per month. The agreement has an initial term ending in June 2018, subject to earlier termination rights in accordance with the agreement.

On August 1, 2015, distribution under the Sonifi Solutions Hotel Network platform was launched, with initial linear based distribution to approximately 545,000 hotel guest rooms.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information that we believe is relevant to an assessment and understanding of the results of operations and financial condition of the Company as of and for the six months ended June 30, 2015, as well as our future results. It should be read in conjunction with the condensed financial statements and accompanying notes also included in this 10-Q and our Annual Report on Form 10-K as of and for the period ended December 31, 2014.

Overview

Zonzia Media, Inc. is a multi-platform entertainment company focused on delivering compelling content with the objective of generating advertising revenue and subscription revenue. We plan to distribute content through three distinct platforms:

1) Cable television;

2) Hotel in-room channel; and

3) our website Zonzia.com.

Through an “Over-The-Top” software technology, we plan to allow instant access to our available content from internet connected devices including home computers, tablets, smart phones and other mobile devices. Upon the full launch of all three of our delivery platforms, which is contingent upon our receipt of adequate funding, we plan to deliver a variety of content including:

•	Original Programming – featuring TV series, mini-series, and documentaries.
•	Feature Films – full-length feature films from major Hollywood studios and independent production companies.
•	Television Shows – TV series from major networks and independent production companies.
•	Concerts, Sports and Live Events – streaming live music concerts, live sports events and other live events.

Initially, we are distributing licensed content through our cable television and hotel network distribution platforms.

Zonzia (Over-The-Top) Channel

We plan to make our content readily available on computers, tablets, mobile devices, and other internet connected devices. Our content will be posted on www.zonzia.com. Over-The-Top (OTT) refers to any content not delivered as specifically programmed linear channels from the pay TV operator, which may encompass even on-demand content provided as TV Everywhere by the pay TV operator. Further, OTT has the component of running on the "open internet" or an unmanaged network.

Video on Demand (VOD) / Subscription Video on Demand (SVOD)

We anticipate that our Video on Demand (VOD) and Streaming Video on Demand (SVOD) offerings will include full length feature films, TV series, documentaries, live events and general programming. We are cross-soliciting film, TV and live event promoters, offering them a number of favorable deal options which will allow them to have direct access to our targeted demographics including charging them up-front production fees and entering into revenue sharing deals. By matching video and live event producers and promoters with our advertising customers, advertisers will have the ability to produce and embed user-targeted commercials in our VOD and SVOD offerings. Our intention is that by providing entertaining content to an expanding end user base, our brand awareness will increase, enabling us to develop strong relationships and retention rates with our advertisers, ecommerce and other brand partners.

In addition to being able to deliver innovative and entertaining content across all of our delivery platforms, our overall success is heavily dependent on our ability to develop nationwide brand recognition which is intended to result in a significant viewer and ultimately consumer base. Our brand recognition and viewer base are expected to drive rapid expansion of individual consumer impressions that are essential in the development and effectiveness of our advertising program offerings. Since we generate advertising revenue from the number of user impressions we achieve, our content and other product offerings must be attractive to our individual users.

Viewer Subscriptions

As we launch our delivery platforms, particularly our website and mobile applications, our content and accompanying interactive services may be initially available for free for limited periods in order to aggressively increase our brand awareness and consumer base.

As our brand awareness and consumer base gains momentum, we will launch a targeted subscription campaign drive which we anticipate will begin in the fourth quarter of 2015 or the first quarter of 2016. Subsequent to the initial launch and trial period, we expect to begin charging subscribers a monthly fee of $4.99 per month. Our content offerings may include sporting events, concerts, and live performances.

Results of Operations

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Additionally we were not incorporated until May of 2014, correspondingly, the following analysis of our results will not be materially based on comparisons to the period from our inception on May 24, 2014 to June 30, 2014, rather other periods within our history as deemed applicable.

The financial statements and dollar amounts included herein are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The results of operations may not be indicative of our future operations as we continue to develop our content delivery platforms.

The following discussion of the financial condition and results of operations should be read together with our condensed financial statements for the three and six month period ended June 30, 2015.

Revenue

We did not generate any revenue during the three and six months ended June 30, 2015 or during the period from our inception through June 30, 2014. Through the second half of 2015, we expect to begin to recognize revenue, initially expected to not be material to results of operations for the fiscal year ended December 31, 2015, as we ramp up our content offerings. Additionally, if we are successful in our funding and brand awareness campaigns we may be able to launch our subscription service in early to mid-2016.

Sales and Marketing

For the three and six months ended June 30, 2015 we incurred sales and marketing expenses totaling approximately $135,000 and $585,000 (net of the non-cash reversal of a non-recurring accrued obligations of approximately $422,000), respectively. Through June 30, 2015, we incurred $279,000 of costs for the construction and development of our content delivery platforms.. As we continue to build our brand awareness and video and other content libraries, along with our infrastructure, we expect our sales and marketing expenses to increase throughout the next twelve months and beyond.

Officer and Director Compensation

Officer compensation for the three and six months ended June 30, 2015 of approximately $7,200,00 and $72,900,000 is primarily the result of non-recurring stock awards to our officers and directors, inclusive of the modification of previously issued awards. Included in officer and director compensation during the six month period was the recognition, totaling $9,975,000, of unrecognized compensation cost associated with the cancellation of an unvested restricted stock award issued to a former officer and $2,770,833 of accrued compensation cost due to a previously issued, but unvested restricted stock award issued to a current officer that has been cancelled. During the three months ended June 30, 2015 we recognized total compensation cost of $4,269,230, associated with a stock based award granted to Mr. Myles Pressey III, inclusive of the incremental cost associated with the modification of the award originally contained in the employment agreement with an effective date of January 29, 2015. Pursuant to the modification, a stock based-award to Mr. Pressey III, consisting of 25,000,000 shares of restricted stock that was previously scheduled to be granted upon the first anniversary of his employment agreement, was replaced with a performance-based stock award. Under the performance based award, Mr. Pressey III is eligible to receive 62,500,000 shares of restricted stock upon the Company’s achievement of $25,000,000 in revenue on a consolidated reporting basis for any calendar year, or upon the achievement of another corporate performance benchmark to be set by the Board of Directors Our officer compensation cost for the period ended June 30, 214 of approximately $54,800 was associated with payments made to our former CEO and Chairman under an informal arrangement.

We believe a significant portion of the stock awards granted during the first six months of 2015 were necessary to attract and retain individuals to serve in officer, director, and other consulting roles. In this regard, we issued a total of 157,447,500 shares of fully vested, restricted and unregistered shares of common stock to these individuals. Throughout the remainder of the fiscal year it is not anticipated that officers will accrue compensation in excess of monthly salaries.

Professional Fees

The Company incurred approximately $1,200,000 and $2,000,000 of professional fees during the three and six month period ended June 30, 2015, respectively. The majority of these fees were incurred on a non-cash and non-recurring basis via the issuance of 5,334,524 shares of restricted and unregistered common stock granted to various consultants for business development and contract review and generation. Professional fees of $93,000 incurred during the period from inception through June 30, 2014 we the result of our initial entity creation. We expect our professional fees to steadily decline as we approach the launch date of our principal business activities.

General & Administrative

Our general and administrative expenses totaling approximately $64,000 and $387,000 for the three and six month periods ended June 30, 2015 were primarily associated with our on-going capital raising efforts and other administrative costs. Additionally, we incurred one-time charges totaling approximately $298,000 associated with the Settlement Agreement with our former Officers and Directors. Our general and administrative costs are expected to significantly fluctuate until we fully commence our planned principal business operations expected to occur in the second half of 2015.

Liquidity and Capital Resources

Working Capital

At June 30, 2015, we had a working capital deficit of approximately $1,465,000, primarily due to professional service providers, officers and directors, and other related parties. Our working capital is not sufficient to meet our operations, inclusive of plans for rapid growth. Additionally, our ability to execute our content strategy and meet our day to day liquidity needs through the remainder of the year requires us to raise additional capital.

As part of our agreements and insertion order with Sonifi we are required make payments, beginning in August 2015, at the greater of $55,000 or fifty percent (50%) of the of our gross advertising sales (net of any ad agency commission) per month, subject to a $140,000 monthly cap through August of 2016. During the second and third years of the agreements with Sonifi we are obligated to pay greater of $70,000 or fifty percent (50%) of the Company’s gross advertising sales (net of any ad agency commission) per month subject to the same monthly cap, and $110,000 per month, respectively. The agreement has an initial term ending in June 2018, subject to earlier termination rights in accordance with the agreement.

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

Cash Flow

Cash Used in Operating Activities

Our cash used in operations totaling approximately $417,000 primarily consisted of payments to service providers to prepare and execute our Settlement Agreement with our former officers and directors. Our operational cash used significantly declined from the quarter ended December 31, 2014 as a result of significant, non-recurring, stock based compensation of nearly $75,000,000. For the near term, and under informal agreements, many of our services providers and related parties have agreed to defer payment until we increase our liquidity, which resulted in off-sets to our net loss and cash used in operations totaling approximately $554,000. Additionally, we recognized non-cash gains of approximately $917,000 related to the reversal of previously accrued compensation due to our former officers and an internet marketing service provider that we were released from during the period, partially off-set by the approximately $108,000 expense for our Settlement Agreement. As noted above, we will require additional capital in order to monetize our content strategy and overall plan of operations.

Cash Provided by Financing Activities

Cash for the period was provided by the issuance of 2,730,037 shares of restricted and unregistered shares of common stock totaling $355,850 and the issuance of two promissory notes in the amount of $70,000.

Our ability to continue as a going concern for at least the next 12 months will depend on our ability to raise the money we require through equity or debt financing. Through the end of July 2015 we raised an additional $60,000 through the issuance of 1,050,000 shares of restricted and unregistered shares of common stock. In addition, in August 2015 we raised an additional $10,000 through the issuance of 102,564 shares of restricted and unregistered shares of common stock. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due, and we will be forced to scale down or perhaps even cease our operations. As of the date of this Report we do not have any firm funding commitment.

Plan of Operations

Much of the six months ended June 30, 2015 was spent modifying our business model and dissolving our business relationship with our former Chairman and Chief Executive Officer which initially culminated in the entry into a Settlement Agreement on January 22, 2015. Subsequent to the Settlement Agreement, we spent significant amounts of time and effort on administrative tasks such as changing our Company name, assessing our on-going liabilities and operational plans, and maintaining our regulatory compliance. An integral part of these activities was to attract and retain highly experienced individuals to form our management team, Board of Directors, and Advisory Board. We believe that we have successfully attracted and retained these individuals. Once in place, our team began the process of rebranding the Company into Zonzia Media and assessing the value of various content delivery platforms and developing the corresponding relationships with applicable service providers.

Capital Raising

Since late in 2014 through the date of this report, our Officers, Directors and other consultants and Advisory Board Members have devoted significant time and effort to raising the capital necessary to fully implement our principal business plans including securing content and building the required content delivery infrastructure. While we have received positive feedback from these efforts , we do not have any firm funding commitments as of the date of this report sufficient to fully implement our business strategies in the near term.

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

On August 1, 2015, distribution under the Sonifi Solutions Hotel Network platform was launched, with initial linear based distribution to approximately 546,000 scheduled hotel guest rooms. We plan to continue to develop our three content distribution platforms: 1) Cable television; 2) Hotel in-room channel; and 3) our website Zonzia.com.

Content Development

Initially, we are distributing content that we license from our partner simplyME Distribution across two platforms: the cable and hotel network platforms. The Company’s objective is to provide its own content for distribution as it developed and acquired over time. Under the direct supervision of our Officers we have made significant contacts within the industry and have had preliminary meetings with various entertainers, producers, and other developers to provide a significant volume of video and other live streaming events pending the financial ability to acquire and develop our intended content library.

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

Item 4. Controls and Procedures.

A. Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer and our Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Principal Executive and Accounting Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective.

The determination that our disclosure controls and procedures were not effective was based on the following factors identified in our Annual Report on Form 10-K for the year ended December 31, 2014:

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

B. Internal Control over Financial Reporting

No change in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13(a)-15 occurred during the fiscal quarter ended June 30, 2015, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

In April 2015 we issued 4,500,000 shares of restricted and unregistered common stock for consulting services valued at $927,054.

In April 2015 we issued a total of 5,000,000 shares of restricted and unregistered shares of common stock as compensation to our officers valued at $1,500,000.

In April 2015 we issued 25,445 shares of restricted and unregistered shares of common stock for cash totaling $5,000.

In May 2015 we issued a total of 3,200,000 shares of restricted and unregistered shares of common stock as compensation to our officers and directors valued at $968,000.

In May 2015 we issued 509,524 shares of restricted and unregistered common stock for consulting services valued at $112,621.

In May 2015 we issued 1,641,929 shares of restricted and unregistered shares of common stock for cash totaling $170,000.

In May 2015 we issued Warrants for the Purchase of 1,500,000 shares of restricted and unregistered shares of common stock as additional incentive for a $150,000 cash investment in the company that was part of the $170,000 in the previous footnote.

In May 2015 we issued 250,000 shares of restricted and unregistered shares of common stock for interest on outstanding notes and payables valued at $45,582.

In June 2015 we issued a total of 150,000 shares of restricted and unregistered shares of common stock as compensation to our officers and directors valued at $49,500.

In June 2015 we issued 250,000 shares of restricted and unregistered common stock for settlement of an obligation valued at $50,000.

In June 2015 we issued 476,915 shares of restricted and unregistered shares of common stock for cash totaling $85,000.

In July 2015 we issued 1,050,000 shares of restricted and unregistered shares of common stock for cash totaling $60,000.

In August 2015 we issued 102,564 shares of restricted and unregistered shares of common stock for cash totaling $10,000.

All other sales of unregistered equity securities that occurred during the first quarter of 2015 were previously disclosed in our annual report on Form 10-K for the period ended December 31, 2014.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

Effective August 1, 2015, the Company terminated its Consulting Agreement dated May 5, 2015 with Benchmark Advisory Partners LLC, pursuant to which Benchmark Advisory Partners was to provide investor relations services to the Company. The term of the Consulting Agreement was six months, and the Company paid this consultant a one-time fee of 500,000 shares of restricted stock upon signing the agreement. The Company did not incur a termination penalty in connection with ending this engagement.

Item 6. Exhibits.

(a)     The following documents are filed as part of this Report:

(2) Exhibits filed as part of this Report:

Exhibit Number	Description

10.1	Addendum to Distribution Channel Agreement with simplyME dated June 30, 2015 (1)

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2015, furnished in XBRL (eXtensible Business Reporting Language)).

(1)	Incorporated by reference to the exhibit 10.1 to our Current Report on Form 8-K filed on July 7, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZONZIA MEDIA, INC.
(Registrant)

Date: August 19, 2015	By:	/s/ Myles Pressey III
Name: Myles Pressey III
Title: Principal Executive Officer

/s/ Frank McEnulty
Name: Frank McEnulty
Title: Principal Accounting Officer

Exhibit Index

Exhibit Number	Description

10.1	Addendum to Distribution Channel Agreement with simplyME dated June 30, 2015 (1)

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2015, furnished in XBRL (eXtensible Business Reporting Language)).

(1)	Incorporated by reference to the exhibit 10.1 to our Current Report on Form 8-K filed on July 7, 2015.

