Form 10-Q
period 2015-09-30
ZONZIA MEDIA, INC.
filed 2015-11-23
CIK 356870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at November 23, 2015 was 229,440,924

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ZONZIA MEDIA, INC.

(formerly HDIMAX Media, Inc. and Indigo-Energy, Inc.)

BALANCE SHEETS

ASSETS

	September 30, 2015	December 31, 2014
	(unaudited)
Current Assets
Cash	$28,377	$208
Licensed content	480,000	–

Total current assets	508,377	208

Other Assets
Other assets	10,000	–

Total assets	$518,377	$208

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$1,661,392	$710,769
Accrued expenses	372,460	690,247
Related party accounts payable	–	340,163
Accrued compensation	618,087	495,167
Accrued interest	2,810
Convertible promissory notes payable, net of discounts	150,261	–
Promissory notes payable	70,000	–
Derivative liability	532,600	–

Total current liabilities	3,407,610	2,236,346

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 200,000,000 shares authorized and none issued and outstanding at September 30, 2015 and December 31, 2014	$–	$–
Common stock, $0.001 par value, 2,000,000,000 shares authorized and 229,249,597 and 758,065,119 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	229,250	758,065
Additional paid in capital	101,267,847	22,923,087
Accumulated deficit	(104,386,330)	(25,917,290)

Total stockholders' equity (deficit)	(2,889,233)	(2,236,138)

Total liabilities and stockholders' equity (deficit)	$518,377	$208

The accompanying notes are an integral part of these condensed financial statements

ZONZIA MEDIA, INC.

(formerly HDIMAX Media, Inc. and Indigo-Energy, Inc.)

STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Period from Inception on May 24, 2014 to September 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue

Net revenue	$–	$439	$–	$439

Expenses
General and administrative	31,531	19,180	418,114	19,281
Sales and marketing	320,224	156,942	157,381	156,942
Officer and director compensation	3,417,552	–	76,307,429	54,800
Professional fees	196,228	294,906	2,234,276	387,906

Total operating expenses	3,965,535	471,028	79,117,200	618,929

Gain (loss) from operations	(3,965,535)	(470,589)	(79,117,200)	(618,490)

Other income (expense)
Gain on change in fair value of derivatives	12,010	–	12,010	–
Interest Expense	(72,853)	(4,452)	(183,872)	(4,452)

Total other expenses	(60,843)	(4,452)	(171,862)	(4,452)

Net loss	$(4,026,378)	$(475,041)	$(79,289,062)	$(622,942)

Net loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.31)	$(0.01)

Weighted average shares outstanding	228,759,483	48,500,000	257,285,107	48,500,000

The accompanying notes are an integral part of these condensed financial statements

ZONZIA MEDIA, INC.

(formerly HDIMAX Media, Inc. and Indigo-Energy, Inc.)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Paid in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity (deficit)

Balance, Inception May 24, 2014	–	$–	$488		$488

Issuance of founder's shares in May 2014	48,500,000	48	(48)		–
Cancellation of founder's shares related to reverse capitalization in November 2014	(48,500,000)	(48)	47		(1)
Reverse capitalization in November 2014	757,689,386	757,689	(488)	(820,022)	(62,821)
Common stock issued for debt settlement in December 2014	375,733	376	123,088		123,464
Stock based compensation			22,800,000		22,800,000
Net loss				(25,097,268)	(25,097,268)

Balance December 31, 2014	758,065,119	$758,065	$22,923,087	$(25,917,290)	$(2,236,138)

Settlement agreement with former officers and directors in January 2015	(709,121,205)	(709,121)	162,000	820,022	272,901
Stock based compensation in January 2015	145,000,000	145,000	63,846,061		63,991,061
Common stock issued for previously accrued consulting fees in January 2015	75,000	75	24,925		25,000
Common stock issued for cash in January 2015	307,971	308	34,692		35,000
Common stock issued for employment agreement termination in January 2015	5,000,000	5,000	1,895,000		1,900,000
Common stock issued for cash in February 2015	177,777	177	32,623		32,800
Stock based compensation in February 2015	4,092,500	4,093	774,455		778,548
Common stock issued for settlement of related party accounts payable in February 2015	7,500,000	7,500	332,663		340,163
Common stock issued for cash in February 2015	100,000	100	27,950		28,050
Stock based compensation in April 2015	5,000,000	5,000	1,495,000		1,500,000
Common stock issued for previously accrued consulting fees in April 2015	4,500,000	4,500	922,554		927,054

ZONZIA MEDIA, INC.

(formerly HDIMAX Media, Inc. and Indigo-Energy, Inc.)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (continued)

	Common Stock		Paid in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity (deficit)

Common stock issued in lieu of interest in April 2015	440,000	440	64,330		64,770
Common stock issued for cash in April 2015	25,445	25	4,975		5,000
Stock based compensation in May 2015	3,200,000	3,200	964,800		968,000
Common stock issued for previously accrued consulting fees in May 2015	509,524	510	112,111		112,621
Common stock issued in lieu of` interest in May 2015	250,000	250	45,332		45,582
Common stock issued for cash in May 2015	1,641,929	1,642	168,358		170,000
Stock based compensation in June 2015	150,000	150	49,350		49,500
Common stock issued for previously accrued consulting fees in June 2015	250,000	250	49,750		50,000
Common stock issued for cash in June 2015	476,915	477	84,523		85,000
Stock based compensation in July 2015	150,000	150	7,597		7,747
Common stock issued for cash in July 2015	1,152,564	1,153	68,847		70,000
Stock based compensation in August 2015	50,000	50	3,314		3,364
Stock based compensation in September 2015	225,000	225	10,115		10,340
Common stock issued in lieu of interest in September 2015	31,058	31	1,584		1,615
Stock based compensation			7,266,024		7,266,024
Related party debt forgiveness
Services contributed by employees/officers			288,988		288,988
Related party debt forgiveness			100,000		100,000
Reclassification of options and warrants to liability			(493,161)		(493,161)
Net loss				(79,289,062)	(79,289,062)

Balance September 30, 2015	229,249,597	$229,250	$101,267,847	$(104,386,330)	$(2,889,233)

The accompanying notes are an integral part of these condensed financial statements

ZONZIA MEDIA, INC.

(formerly HDIMAX Media, Inc. and Indigo-Energy, Inc.)

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2015	For the Period from Inception on May 24, 2014 to September 30, 2014
	(unaudited)	(unaudited)
Cash Flows from Operating Activities

Net loss	$(79,289,062)	$(622,942)

Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	77,729,258	–
Non-cash interest	163,415	–
(Gain) loss on change in fair value of derivatives	(12,010)	–
Debt discount accretion	19,763	–
Gain on non-cash settlement of accrued expenses	(809,714)	–
Change in other assets	(10,000)	(488)
Change in accounts payable	595,623	104,509
Change in accrued expenses	104,661	107,333
Change in accrued compensation	907,075	–
Change in accrued interest	2,810	4,452

Net cash used in operating activities	(598,181)	(407,136)

Cash Flows from Financing Activities
Proceeds from issuance of related party promissory notes	70,000	450,000
Proceeds from issuance of convertible promissory notes	130,500	–
Proceeds from issuance of common stock	425,850	488

Net cash provided by financing activities	626,350	450,488

Net increase in cash	28,169	43,352

Cash at beginning of the period	208	–

Cash at end of the period	$28,377	$43,352

Supplementary Disclosures of Cash Flow Information

Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

The accompanying notes are an integral part of these condensed financial statements

ZONZIA MEDIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

(Unaudited)

1. Interim Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.

Description of Business

Zonzia Media, Inc, initially organized as HDIMAX Media, Inc., and incorporated in the State of Delaware in May 2014, is a multi-platform entertainment company focused on delivering compelling content with the objective of generating both advertising and subscription revenue.

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

On March 9, 2015 we changed our name to Zonzia Media, Inc. and we are developing a new multi-platform entertainment distribution channel with the goal of being a unique hybrid of a linear channel, a video-on-demand channel and an over-the-top channel. Our technology will allow our viewers instant access to our available content on most internet connected devices.

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

Cash and Cash Equivalents

We consider all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. We did not have any cash equivalents at September 30, 2015 or December 31, 2014.

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

Embedded Conversion Features and Other Equity-linked Instruments

The Company classifies all of its common stock purchase warrants and other derivative financial instruments as equity if the contracts (1) require physical settlement or net-share settlement or (2) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (1) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (3) contracts that contain reset provisions. The Company assesses classification of its equity-linked instruments at each reporting date to determine whether a change in classification between equity and liabilities (assets) is required.

Recently Issued Accounting Pronouncements

There have been no recently issued accounting pronouncements that were not previously disclosed in our annual report on Form 10-K filed on April 15, 2015 through the date of this report that we believe will have a material impact on our financial position, results of operations, or cash flows.

2. Going Concern

Since our inception on May 24, 2014, we have generated immaterial revenues resulting in the incurrence of net losses through September 30, 2015. This has further led to negative working capital, all which results in substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our management, Board, and Advisory Board has focused its efforts and our limited resources on raising additional capital through debt or equity offerings at terms not detrimental to our planned future operations. As of the date of this report we do not have any firm funding commitments.

3. Related Party Transactions

During the nine months ended September 30, 2015 we settled prior obligations due to a related party totaling $340,163 via the issuance of 7,500,000 shares of restricted and unregistered shares of common stock. The settled obligation also represents that balance outstanding as of December 31, 2014.

During the nine months ended September 30, 2015 a total of four of our Officers agreed to waive all or portions of their base salaries or previously accrued bonuses earned during the year ended December 31, 2014 and through September 30, 2015 totaling $288,988. Since we consider our Officers related parties we have determined the bonus and salary forgiveness was in the nature of a capital contribution and no gain was recognized in the accompanying condensed statement of operations.

We issued a Director 250,000 shares of restricted and unregistered shares of common stock for cash proceeds totaling $25,000 in January 2015.

As part of the Settlement Agreement we entered into on January 22, 2015 we cancelled restricted stock award grants to two of our former officers. Since we did not replace a cancelled award totaling 52,500,000 shares of restricted and unregistered shares of common stock, and effectively repurchased the award for no consideration as assumed by the application of accounting principles generally accepted in the United States, the unrecognized grant-date fair value of the award totaling $9,975,000 was recognized during the nine months ended September 30, 2015. Additionally, we cancelled a restricted stock award granted to our current Interim Chief Executive Officer totaling 67,500,000 shares and replaced the award with the grant of 125,000,000 shares of restricted and unregistered shares as part of a new employment agreement on January 29, 2015. The total compensation cost recognized during the nine months ended September 30, 2015 associated with the cancellation and replacement of this restricted stock award was $47,500,000.

During the nine months ended September 30, 2015 we issued 2,000,000 shares of unregistered and restricted common stock to an affiliate for consulting services valued at $680,000. A promissory note in the amount of $35,000 was issued to the same affiliate of the company, for cash proceeds of $35,000 in April 2015. As additional consideration on the promissory note, this same affiliate received 215,000 shares of unregistered and restricted common stock valued at $32,039. Upon renewal of this promissory note in May 2015 this affiliate received 100,000 shares of unregistered and restricted common stock valued at $17,260.

Employment Agreement Amendment

On May 29, 2015, we amended our Chairman and Chief Business Development Office, Mr. Myles Pressey III’s, employment agreement. Mr. Pressey III was originally going to be granted 25,000,000 shares of fully vested restricted and unregistered shares of common stock on January 29, 2016 whereas the amendment calls for Mr. Pressey III to receive up to 62,500,000 shares of restricted and unregistered common stock subject to the achievement of performance benchmarks set by the Board of Directors. The modification of Mr. Pressey III’s equity award resulted in the recognition of compensation totaling $7,266,025 during the nine months ended September 30, 2015.

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

In July 2015 we issued 1,152,564 shares of restricted and unregistered shares of common stock for cash totaling $70,000.

In July 2015 we issued 150,000 shares of restricted and unregistered shares of common stock to a Director for services totaling $7,747.

In August 2015 we issued 50,000 shares of restricted and unregistered common stock for services valued at $3,364.

In September 2015 we issued 225,000 shares of restricted and unregistered common stock for services valued at $10,340.

In September 2015 we issued 31,058 shares of restricted and unregistered shares of common stock for interest on outstanding notes valued at $1,614.

Warrants

During the period ended September 30, 2015 we issued warrants to certain investors as part of the private placements of our restricted and unregistered common stock.

The following table presents a summary of our warrant activity:

	As of September 30, 2015
	Shares	Weighted Average Exercise Price	Weight Average Remaining Term (years)	Aggregate Intrinsic Value
Outstanding December 31, 2014	871,591	$0.88	2.83	$–
Warrants granted	3,000,000	0.22	2.65	–
Warrants exercised	–	–	–	–
Warrants expired, cancelled, forfeited	–	–	–	–

Outstanding and exercisable at September 30, 2015	3,871,591	$0.37	2.69	$–

As of September 30, 2015 and December 31, 2014 all outstanding warrants were fully vested. Of the outstanding warrants, 862,500 are contingently exercisable only in the event that other equity-linked instruments are exercised.

Options

As of September 30, 2015 and December 31, 2014 the Company had 568,182 stock options outstanding. During the periods presented there were no options granted, exercised, cancelled, or forfeited, correspondingly, no additional compensation expense was recognized for the periods presented. All options outstanding are exercisable and do not have any intrinsic value at September 30, 2015 and December 31, 2014 and are set to expire in October of 2017. At September 30, 2015 the weighted average exercise price of the outstanding options was $6.60 with a weighted average remaining term of 2.83 years.

5. Convertible Notes Payable

The Company has entered into various convertible debt financing transactions with third party investors (“Investors”). As of September 30, 2015 the Company issued convertible notes to Investors in the aggregate principal amount of $142,750. The notes are unsecured, and provide for the conversion of all principal and interest outstanding under the notes into shares of the Company’s common stock beginning six months after the issuance date of the respective notes (“conversion date”) at conversion rates of 55%-60% of the lowest listed market price of the Company’s common stock for the previous twenty to twenty-five trading days immediately prior to the conversion date.

The conversion price of the notes are subject to adjustment in the event of stock splits, dividends, distributions and similar adjustments to our capital stock. The number of shares of common stock subject to the Notes may be adjusted in the event of mergers, distributions, a sale of substantially all of the Company’s assets, tender offers and dilutive issuances.

The Company has determined the resetting terms of the conversion rates are separable into two elements: i) Fixed Conversion Rate element – since a fixed minimum discount to the listed market price ranging from forty to forty-five percent of any listed market price has been determined to be a predominant element of the conversion feature, we determined the fixed conversion element results in a fixed value of common stock to the Investor at any conversion date; and ii) Variable Conversion Rate element – the volatility in our listed market prices and wide ranging bid and ask spreads on a daily basis results in an additional variable amount of common stock value being received by the Investors upon conversion. The fixed conversion element, resulting in the determination of stock settled debt, is recognized as a debt discount at intrinsic value on the issuance date and is not re-valued in the subsequent periods. The variable conversion element is classified as a derivative liability and is revalued on an on-going basis.

Convertible notes payable consist of the following:

	As of September 30, 2015
	Face Value of Note	Intrinsic Value of Fixed Conversion Element	Unamortized Discount	Net Balance
JMJ Financial; 12% Convertible note due August 24, 2017	$27,500	$20,833	$(20,137)	$28,196

Auctus Fund, LLC; 8% Convertible note due May 28, 2016	56,250	46,023	(42,160)	60,113

LG Capital Funding, LLC; 8% Convertible note due August 21, 2016	27,000	22,091	(20,229)	28,862

St. George Investment, LLC; 8% Convertible note due September 9, 2016	32,000	26,182	(25,092)	33,090

Total Convertible Notes	$142,750	$115,129	$(107,618)	$150,261

The Company did not have any convertible notes outstanding as of December 31, 2014.

During the three and nine months ended September 30, 2015 the Company recognized discount accretion totaling $19,763 included in interest expense in the accompanying results of operations. Since the Company has determined the convertible notes will be stock settled, beginning six months after the date of each issuance, all of the convertible notes payable have been classified as current in the accompanying balance sheet.

6. Embedded Debt Conversion Features and Other Equity-linked Instruments

The Company accounts for variable conversion elements embedded in its convertible instruments that meet the definition of a derivative as liabilities. The variable conversion elements are re-measured at fair value with the changes in the value reported as a component of other income (expense) in the accompanying results of operations. The Company estimates the fair value of the variable conversion element using a Black-Scholes Merton Pricing model based on the variable number of additional shares of common stock the Company is required to issue upon conversion.

The Company periodically, or when specific transactions occur that may have material impacts on the presentation of the financial statements, reviews it outstanding equity and equity-linked instruments to determine the appropriate classification in the accompanying balance sheet, equity or liability (asset). During the period ended September 30, 2015 the company reclassified all of its previously outstanding options and warrants from equity to liability. The determination to reclassify the previously outstanding options and warrants resulted from the issuance of convertible notes payable that are potentially convertible into an unlimited number shares of common stock.

The Company measures and re-measures the fair value of the instruments not classified as permanent equity using a Black Scholes Merton pricing model. The following assumptions were used to estimate the fair value of the Company’s derivative liabilities:

Expected volatility	455%
Expected term (years)	0.75 to 2.80
Dividend yield	0.0%
Risk free rate	0.1%

During the three and nine months ended September 30, 2015 the Company recognized a derivative liability, and corresponding finance fee, with an initial fair value totaling $51,499 associated with the variable conversion element embedded in the convertible notes payable. Finance fees are included as a component of interest expense in the accompanying results of operations.

In August 2015, outstanding options and warrants with an aggregate fair value of $493,161 were reclassified from equity to derivative liability.

As of September 30, 2015 the Company had derivative liability obligations with an aggregate fair value totaling $532,600. During the three and nine months ended September 30, 2015 the Company recognized a gain on the change in the fair value of derivative liabilities totaling $12,010 included as a component of other income (expense) in the accompanying results of operations.

Financial liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurements
	September 30, 2015	Quoted prices in active markets for unobservable identical assets (Level 1)	Significant other inputs (Level 2)	Significant observable inputs (Level 3)
Derivative liability	$532,600	–	–	$532,600

The derivative liabilities are measured at fair value using a Black Sholes Merton Pricing Model. The model is based on assumptions including quoted market prices and estimated volatility factors based on historical quoted market prices for the Company’s common stock, and are classified within Level 3 of the valuation hierarchy

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	September 30, 2015	December 31, 2014

Beginning Balance	$–	$–
Aggregate fair value of derivative issued	$51,449	$–
Liability reclassification for other equity linked instruments	$493,161	$–
Change in fair value of derivative included in results of operations (gain) loss	$(12,010)	$–

Ending Balance	$532,600	$–

7. Accrued Expenses

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

8. Licensed Content

The Company entered into a content licensing and distribution agreement with an entertainment company in which we will distribute, on our available platforms, the following:

i.	Fifty-two (52) twenty three minute (0:23) episodes of a series known as “Behind the Velvet Rope”
ii.	Ancillary content including a minimum of ten to twenty event compilations approximately five to seven minutes in length each; and
iii.	Thirty to forty individual interviews approximately one to three minutes in length each.

The agreement calls for us to advance $480,000 to the entertainment company to be used for production of the series. After paying the advance, we are entitled to recoup the advanced amount plus an additional $10,000 (a total of $490,000) after which time the gross revenue generated under the agreement will be split on a 50/50 basis. The non-refundable advance obligation and capitalized licensed content are presented in accounts payable and current assets, respectively, in the accompanying balance sheet.

9. Subsequent Events

In October 2015 the Company received a total of $150,000 in cash proceeds from the issuance of additional convertible notes payable. The notes mature between nine and twelve months after the date of the issuance and are convertible into shares of common stock at conversion rates discounted to our listed market price of 50%.

In November 2015, Frank McEnulty resigned as our Chief Financial Officer and Mr. Naresh Malik resigned as our Chief Executive Officer. In conjunction with such resignations, our Chairman of the Board Mr. Myles Pressey III, will assume the position of Interim Chief Financial Officer; and our Chief Operating Officer, Mr. Johnathan Adair will assume the position of Chief Executive Officer.

In November 2015 we issued 191,327 shares of restricted and unregistered shares of common stock for cash proceeds totaling $15,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information that we believe is relevant to an assessment and understanding of the results of operations and financial condition of the Company as of and for the three and nine months ended September 30, 2015, as well as our future results. It should be read in conjunction with the condensed financial statements and accompanying notes also included in this 10-Q and our Annual Report on Form 10-K as of and for the period ended December 31, 2014.

Overview

Zonzia Media, Inc. is a multi-platform entertainment company focused on delivering compelling content with the objective of generating both advertising and subscription revenue. Zonzia is currently distributing content in major hotel chains across the US and in cable television households across the US. In addition to our hotel and cable distribution, Zonzia also plans to distribute its content on most internet connected devices through its zonzia.com Over-The-Top (OTT) platform.

Once completed, Zonzia’s OTT software technology will allow instant access to our available content from internet connected devices including desktop computers, laptops, tablets, smart phones, internet connected game consoles and other internet connected devices. We anticipate delivering a variety of content on all of our platforms including:

▪	Original Programming – featuring TV series, mini-series and documentaries.
▪	Feature Films – full-length feature films from major Hollywood studios and independent production companies.
▪	Television Shows – TV series from major networks and independent production companies.
▪	Concerts, Sports and Live Events – streaming live music concerts, live sports events and other live events.

We are currently distributing licensed content through our hotel network and cable television distribution platforms.

Zonzia Over-The-Top (OTT) Platform

We plan to make our content readily available on computers, tablets, mobile devices, and other internet connected devices. Our content will be posted on the zonzia.com OTT platform. Over-The-Top (OTT) refers to any content not delivered as specifically programmed linear channels from a pay TV operator, which may encompass even on-demand content provided as TV Everywhere by a pay TV operator. Further, OTT has the component of running on the "open internet" or an unmanaged network.

Video on Demand (VOD) / Subscription Video on Demand (SVOD)

We anticipate that our Video on Demand (VOD) and Subscription Video on Demand (SVOD) offerings will include full length feature films, TV series, documentaries, live events and general programming. We are cross-soliciting film, TV and live event promoters, offering them a number of favorable deal options which will allow them to have direct access to our targeted demographics including entering into revenue sharing deals. By matching video and live event producers and promoters with our advertising customers, advertisers will have the ability to produce and embed user-targeted ads in our VOD and SVOD offerings. Our intention is that by providing entertaining content to an expanding end user base, our brand awareness will increase, enabling us to develop strong relationships and retention rates with our advertisers, ecommerce and other brand partners.

In addition to being able to deliver innovative and entertaining content across all of our delivery platforms, our overall success is heavily dependent on our ability to develop nationwide brand recognition which is intended to result in a significant viewer and ultimately consumer base. Our brand recognition and viewer base is expected to drive rapid expansion of individual consumer impressions that are essential in the development and effectiveness of our advertising program offerings. Since we generate advertising revenue from the number of user impressions we achieve, our content and other product offerings must be attractive to our individual users.

Viewer Subscriptions

As we launch our OTT delivery platforms, including our website and mobile applications, our subscription content and accompanying interactive services may be initially available for free for limited periods in order to aggressively increase our brand awareness and consumer base.

As our brand awareness and consumer base gains momentum, we will launch a targeted subscription campaign drive which we anticipate will begin in the latter part of Q1 2016 or Q2 2016. Subsequent to the initial launch and trial period, we expect to begin charging subscribers a monthly fee of $4.99 per month.

Results of Operations

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Additionally we were not incorporated until May of 2014, correspondingly, the following analysis of our results will not be materially based on comparisons to the period from our inception on May 24, 2014 to September 30, 2014, rather other periods within our history as deemed applicable.

The financial statements and dollar amounts included herein are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The results of operations may not be indicative of our future operations as we continue to develop our content delivery platforms.

The following discussion of the financial condition and results of operations should be read together with our condensed financial statements for the three and nine month periods ended September 30, 2015.

Revenue

We did not generate any revenue during the three and nine months ended September 30, 2015 or during the period from our inception through September 30, 2014. Beginning in the first quarter of 2016, we expect to begin to recognize revenue as we ramp up our content offerings. Additionally, if we are successful in our funding and brand awareness campaigns we may be able to launch our subscription service by mid-2016.

Sales and Marketing

For the three and nine months ended September 30, 2015 we incurred sales and marketing expenses totaling approximately $320,000 and $580,000 (net of the non-cash reversal of a non-recurring accrued obligations of approximately $422,000), respectively. The increases during the periods ended September 30, 2015 were the result of the accrual of $110,000 ($55,000 monthly) associated with the launch of the Sonifi Solutions Hotel Network platform in August with initial distribution as a linear channel to approximately 540,000 hotel guest rooms and as VOD distributed content to approximately 880,000 hotel guest rooms. As we continue to build our brand awareness and video and other content libraries, along with our infrastructure, we expect our sales and marketing expenses to increase throughout the next twelve months and beyond.

Officer and Director Compensation

Officer compensation for the three and nine months ended September 30, 2015 of approximately $3,418,000 and $76,307,000 is primarily the result of non-recurring stock awards to our officers and directors, inclusive of the modification of previously issued awards. Included in officer and director compensation during the nine month period was the recognition, totaling $9,975,000, of unrecognized compensation cost associated with the cancellation of an unvested restricted stock award issued to a former officer and approximately $2,771,000 of accrued compensation cost due to a previously issued, but unvested restricted stock award issued to a current officer that has been cancelled. During the three and nine months ended September 30, 2015 we recognized total compensation cost of $2,996,794 and $7,266,024, respectively, associated with a stock based award granted to Mr. Myles Pressey III, inclusive of the incremental cost associated with the modification of the award originally contained in the employment agreement with an effective date of January 29, 2015. Pursuant to the modification, a stock based-award to Mr. Pressey III, consisting of 25,000,000 shares of restricted stock that was previously scheduled to be granted upon the first anniversary of his employment agreement, was replaced with a performance-based stock award. Under the performance based award, Mr. Pressey III is eligible to receive 62,500,000 shares of restricted stock upon the Company’s achievement of $25,000,000 in revenue on a consolidated reporting basis for any calendar year, or upon the achievement of another corporate performance benchmark to be set by the Board of Directors. Our officer compensation cost for the period ended September 30, 2014 of approximately $54,800 was associated with payments made to our former CEO and Chairman under an informal arrangement.

We believe a significant portion of the stock awards granted during 2015 were necessary to attract and retain individuals to serve in officer, director, and other consulting roles. In this regard, we issued a total of 157,447,500 shares of fully vested, restricted and unregistered shares of common stock to these individuals. Throughout the remainder of the fiscal year it is not anticipated that officers will accrue compensation in excess of monthly salaries.

Professional Fees

The Company incurred approximately $196,000 and $2,234,000 of professional fees during the three and nine month period ended September 30, 2015, respectively. The majority of these fees were incurred on a non-cash and non-recurring basis via the issuance of 5,334,524 shares of restricted and unregistered common stock granted to various consultants for business development and contract review and generation. Professional fees of approximately $295,000 and $388,000 incurred during the three months ended September 30, 2014 and for the period from inception through September 30, 2014, respectively, were the result of our initial entity creation. We expect our professional fees to steadily decline as we approach the launch date of our principal business activities.

General & Administrative

Our general and administrative expenses totaling approximately $32,000 and $418,000 for the three and nine month periods ended September 30, 2015, respectively, were primarily associated with our on-going capital raising efforts and other administrative costs. Additionally, we incurred one-time charges totaling approximately $298,000 associated with the Settlement Agreement with our former Officers and Directors. Our general and administrative costs are expected to significantly fluctuate until we fully commence our planned principal business operations expected to occur in the second half of 2015.

Liquidity and Capital Resources

Working Capital

At September 30, 2015, we had a working capital deficit of approximately $2,900,000, primarily due to professional service providers, officers and directors, and other related parties. The working capital deficit includes convertible notes that will be settled via the issuance of shares of common stock if not fully repaid with cash prior to February 2016 and derivative liabilities associated with our previously outstanding options and warrants being reclassified from equity to liabilities during the period ended September 30, 2015. We do not expect that we will be required to settle any of our derivative liabilities in cash which at September 30, 2015 approximated $533,000. Our working capital is not sufficient to meet our operations. Additionally, our ability to execute our content strategy and meet our day to day liquidity needs through the remainder of the year requires us to raise additional capital.

As part of our agreements and insertion order with Sonifi we are required make payments, beginning in August 2015, at the greater of $55,000 or fifty percent (50%) of the of our gross advertising sales (net of any ad agency commission) per month, subject to a $140,000 monthly cap through August of 2016. During the second and third years of the agreements with Sonifi we are obligated to pay the greater of $70,000 or fifty percent (50%) of the Company’s gross advertising sales (net of any ad agency commission) per month subject to the same monthly cap, and $110,000 per month, respectively. The agreement has an initial term ending in September 2018, subject to earlier termination rights in accordance with the agreement. Additionally, we incurred non-refundable cash advance obligations totaling $480,000 during the three and nine periods ended September 30, 2015 for certain content currently broadcast across our distribution platforms.

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

Cash Flow

Cash Used in Operating Activities

Our cash used in operations, totaling approximately $598,000, primarily consisted of payments to service providers to prepare and execute our Settlement Agreement with our former officers and directors. Our operational cash used significantly declined from the quarter ended December 31, 2014 as a result of significant, non-recurring, stock based compensation of approximately $77,730,000. For the near term, and under informal agreements, many of our services providers and related parties have agreed to defer payment until we increase our liquidity, which resulted in off-sets to our net loss and cash used in operations totaling approximately $700,000. Additionally, we recognized non-cash gains of approximately $918,000 related to the reversal of previously accrued compensation due to our former officers and an internet marketing service provider that we were released from during the period, partially off-set by the approximately $108,000 expense for our Settlement Agreement. As noted above, we will require additional capital in order to monetize our content strategy and overall plan of operations.

Cash Provided by Financing Activities

Cash for the period was provided by the issuance of 3,882,601 shares of restricted and unregistered shares of common stock totaling $425,850, the issuance of two promissory notes in the amount of $70,000, and the issuance of convertible promissory notes for gross proceeds of $130,500.

Our ability to continue as a going concern for at least the next 12 months will depend on our ability to raise the money we require through equity or debt financing. Through the end of October 2015 we raised an additional $150,000 through the issuance of two additional convertible promissory notes. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due, and we will be forced to scale down or perhaps even cease our operations. As of the date of this Report we do not have any firm funding commitment.

Plan of Operations

Much of the nine months ended September 30, 2015 was spent modifying our business model and dissolving our business relationship with our former Chairman and Chief Executive Officer which initially culminated in the entry into a Settlement Agreement on January 22, 2015. Subsequent to the Settlement Agreement, we spent significant amounts of time and effort on administrative tasks such as changing our Company name, assessing our on-going liabilities and operational plans, and maintaining our regulatory compliance. An integral part of these activities was to attract and retain highly experienced individuals to form our management team, Board of Directors, and Advisory Board. We believe that we have successfully attracted and retained these individuals. Once in place, our team began the process of rebranding the Company into Zonzia Media and assessing the value of various content delivery platforms and developing the corresponding relationships with applicable service providers.

Capital Raising

Since late in 2014 through the date of this report, our Officers, Directors and other consultants and Advisory Board Members have devoted significant time and effort to raising the capital necessary to fully implement our principal business plans including securing content and building the required content delivery infrastructure. While we have received positive feedback from these efforts, we do not have any firm funding commitments as of the date of this report sufficient to fully implement our business strategies in the near term.

Distribution

Through our distribution agreement with Sonifi Solutions our Zonzia Premiere channel is currently being distributed in hotel rooms across the US. In September 2015, as a linear channel, Zonzia Premiere programming reported playing in 575,253 hotel rooms across the U.S. Using standard Nielsen and hotel occupancy metrics, this represents Zonzia content being available to an average monthly Audience Universe of approximately 28.4 Million hotel guests. Also in September 2015, Zonzia Premiere content in Free Video On Demand (VOD) was available in 878,628 hotel rooms across the US.

Through our distribution agreement with simplyME Distribution, in September 2015 Zonzia content in Free Video On Demand was available in approximately 27 million households across the US.

Advertising

In September of 2015 Zonzia engaged Trifecta Media to sell advertising for all of our cable and hotel distributed content. Trifecta Media specializes in advertiser sales across a diverse spectrum of media platforms including cable and hotels. Trifecta’s advertising is anticipated to begin airing and contributing revenue in December 2015.

OTT Platform, Content Delivery and Storage

In September of 2015 Zonzia engaged Kaltura, the leading video technology company, to develop and power all of Zonzia’s OTT Video On Demand services.

Kaltura’s OTT software is one of the most advanced and comprehensive pay OTT solution on the market today. It includes advanced monetization, social and personalization features; innovative tools for improving user acquisition and retention; and multi-screen, multi-device support.

With Kaltura’s OTT monetization tools, Zonzia will be able to simultaneously deploy its unique mixture of advertising supported and subscriber based business models providing for maximum flexibility. These tools will support server-side and native ad insertion technology for Video On Demand and live content, in-app purchases, a range of payment options and even discounts for introducing friends. Kaltura’s Digital Rights Management (DRM) support will provide full content protection, while Kaltura’s monetization tools will be customized to Zonzia’s unique content distribution model and will be designed to deliver a seamless experience to our consumers across all devices.

By allowing each viewer in the household to set up an individual profile, Kaltura’s OTT software will deliver each viewer a personalized experience, which will increase Zonzia’s subscriber engagement. This will give us tremendous insight and understanding of our subscribers’ unique behavior allowing us to continually strengthen loyalty and maximize revenues.

Kaltura’s OTT software will provide a consistent cross-device experience which will allow our users to take their favorite Zonzia content wherever they go and intuitively interact between screens with TV control and synched second-screen metadata. The household “parent” account can decide which members of the household can access content on specific devices and can set VOD budgets per user.

Kaltura’s OTT software will give us the ability to boost viewer engagement, attract new subscribers and monetize content across multiple devices.

Content Development

In our hotel rooms and cable households we are currently distributing content which we licensed from our partner simplyME Distribution. Zonzia’s objective is to provide licensed content, original content and live content over all of our platforms. Under the direct supervision of our Officers we have made significant contacts within the industry and have had preliminary meetings with various entertainers, producers, and other content developers to provide a significant volume of video and other live streaming events pending the financial ability to acquire and develop our intended content library.

We recently signed an agreement with M Squared Entertainment to distribute its celebrity based show Behind The Velvet Rope across all of Zonzia’s platforms. Behind The Velvet Rope is currently being distributed through Zonzia’s hotel room and cable household distribution network. Behind The Velvet Rope, hosted by Arthur Kade, is the all-access entertainment destination which brings consumers up-close and personal with celebrities through red carpet and in-studio interviews. Each episode features prominent celebrities from the worlds of film, music, TV, fashion, sports, theater and publishing. Host Arthur Kade has interviewed some of the industry’s most revered and iconic names such as Meryl Streep, George Clooney and Leonardo DiCaprio.

Zonzia also recently signed an agreement with Ace Entertainment Inc. to distribute its jazz based series Studio Jams across all of Zonzia’s platforms. Studio Jams is an up-close and personal behind-the-scenes insider’s peek at the brilliant artistry encompassing the wondrous creation of jazz music. Each episode features a different group of esteemed jazz musicians gathered together in a recording studio to create new music, reminisce about old music and just have a great time. Many of these iconic artists are working together for the very first time. Studio Jams is also currently distributed worldwide on Voice of America, the official external radio and television broadcasting service of the U.S. federal government, reaching an estimated worldwide audience of 125 million people.

Critical Accounting Policies And Estimates

Embedded Conversion Features and Other Equity-linked Instruments

The Company classifies all of its common stock purchase warrants and options, embedded debt conversion features, and other derivative financial instruments as equity if the contracts (1) require physical settlement or net-share settlement or (2) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (1) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (3) contracts that contain reset provisions. The Company assesses classification of its equity-linked instruments at each reporting date to determine whether a change in classification between equity and liabilities (assets) is required.

The Company accounts for variable conversion elements embedded in its convertible instruments that meet the definition of a derivative as liabilities. The variable conversion elements are re-measured at fair value with the changes in the value reported as a component of other income (expense) in the accompanying results of operations. The Company estimates the fair value of the variable conversion element using a Black-Scholes Merton Pricing model based on the variable number of additional shares of common stock the Company is required to issue upon conversion.

The derivative liabilities are measured at fair value using a Black Scholes Merton Pricing Model. The model is based on assumptions including quoted market prices and estimated volatility factors based on historical quoted market prices for the Company’s common stock, and are classified within Level 3 of the fair value hierarchy as established by US GAAP. Significant declines in the Company’s listed market exposes us to a requirement to issue significant numbers of shares of common stock that can be sold in the market which likely will result in further declines of the listed stock price and will likely have a detrimental impact on our ability to raise additional capital. Additionally, fluctuations in the volatility assumptions used in the Black Scholes model can result in material changes in the estimated fair value of our financial instruments.

There have not been any other material changes to the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Off- Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures.

A. Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer and our Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Principal Executive and Accounting Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective.

B. Internal Control over Financial Reporting

No change in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13(a)-15 occurred during the fiscal quarter ended September 30, 2015, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

On April 24, 2015 the Plaintiff’s attorney notified the district court judge requesting our adjournment from participation in the complaint and that we may be entitled to a dismissal. We have provided an Amended Complaint to our former Chairman and Chief Executive Officer, who has accepted and service, and has until mid-December to respond.

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2015 we issued 150,000 shares of restricted and unregistered shares of common stock to a Director for services totaling $7,747.

In August 2015 we issued 50,000 shares of restricted and unregistered common stock for services valued at $3,364.

In September 2015 we issued 225,000 shares of restricted and unregistered common stock for services valued at $10,340.

In September 2015 we issued 31,058 shares of restricted and unregistered shares of common stock for interest on outstanding notes valued at $1,614.

In November 2015 we issued 191,327 shares of restricted and unregistered shares of common stock for cash proceeds totaling $15,000.

All other sales of unregistered equity securities were previously disclosed.

We relied upon Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended, for the issuances of the securities listed above. Each prospective investor was given, the Company’s Form 10-K, Form 10-Q and Form 8-k’s previously filed with the SEC. These materials and filings included all material aspects of an investment in us, including the business, management, offering details, risk factors, consolidated financial statements and use of proceeds. It is the belief of management that each of the individuals who invested has such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of the investment and therefore did not need the protections offered by registering their shares under Securities and Act of 1933, as amended. Each investor completed a Stock Purchase Agreement, a Consulting Agreement and/or Subscription Agreement whereby the investors certified that they were purchasing the shares for their own accounts, with investment intent. These offerings were not accompanied by general advertisement or general solicitation and the share certificates were issued with a Rule 144 restrictive legend.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None

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

ZONZIA MEDIA, INC.
(Registrant)

Date: November 23, 2015	By:	/s/ Johnathan Adair
Name: Johnathan Adair
Title: Principal Executive Officer

/s/ Myles A. Pressey III
Name: Myles A. Pressey III
Title: Interim Principal Accounting Officer

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

