Form 10-K
period 2015-12-31
ZONZIA MEDIA, INC.
filed 2016-04-12
CIK 356870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO________________.

Zonzia Media, Inc.

(Name of small business issuer in its charter)

NEVADA	84-0871427
(State of or other jurisdiction of incorporation or organization)	(IRS Employer I.D. No.)

2580 Anthem Village Drive, Suite B-7

Henderson, Nevada 89052

(Address of Principal Executive Office)

(702) 707-3974

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2015, based on the closing price of the Over-The-Counter Pink Sheets of $0.15 per share was approximately $34,146,146.

Number of shares outstanding of the registrant’s common stock, $0.001 par value, outstanding on April 8, 2016: 249,169,122.

ZONZIA MEDIA, INC.

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

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Overview

Zonzia Media, Inc. (formerly Indigo-Energy, Inc. and HDIMAX Media, Inc.; our “company” or “we” or “us”) currently conducts business through its website, www.zonzia.com, and soon to be launched video on demand and streaming video on demand channels, and mobile video application (collectively “content delivery platforms”). Our on demand offerings, both streaming and video will be available on an over-the-top basis meaning users will have access via any connection to the internet. When referring to our company and using phrases such as “we” and “us,” our intent is to refer to Zonzia Media, Inc. (formerly Indigo-Energy, Inc. and HDIMAX Media, Inc.). The contents of our website and other content delivery platforms referenced in this Report are not incorporated herein by reference and do not constitute part of this Report.

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

Our company’s address is 2580 Anthem Village Drive, Suite B-7, Henderson, Nevada 89052. Our company’s telephone number is (702) 707-3974.

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

On January 22, 2015 we entered into a Settlement Agreement with Rajinder Brar, the previous sole owner of HDIMAX, Inc., in which we cancelled all of the 712,121,205 shares of common stock previously issued to Mr. Brar. In consideration for the shares being cancelled, we forfeited our rights to sell advertising and other products on websites previously controlled by Mr. Brar and related entities, with the exception of www.hdimax.com. An outline of the significant terms of the Settlement Agreement includes, but is not limited to, the following:

•	The 712,121,205 shares of HDIMAX Media, Inc. (formerly Indigo-Energy) common stock issued to Rajinder Brar, the owner of 100% of the previously outstanding stock of HDIMAX, Inc. immediately preceding the reverse acquisition transaction, were cancelled.

•

Rajinder Brar, Aneliya Vasileva, and Myles Pressey III, previously appointed as the Company’s officers and Board of Directors immediately following the completion of the reverse acquisition, resigned and forfeited future compensation terms associated with any and all previously agreed upon employment agreements. Rajinder Brar received 3,000,000 shares of newly restricted common stock after the execution of the settlement agreement.

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

We do not intend to further develop or publish content at www.hdimax.com. For additional details, including a copy of the Settlement Agreement, please see our Current Report on Form 8-K filed on January 28, 2015.

BUSINESS

Overview

Zonzia Media, Inc. is a new multi-platform entertainment distribution company focused on delivering compelling, innovative content with the objective of generating both advertising revenue and subscription revenue. We plan to distribute content through three distinct platforms:

1)	Cable television;
2)	Hotel in-room channel; and
3)	our website www.Zonzia.com

Through an “Over-The-Top” (“OTT”) software technology we plan to allow instant access to our available content from internet connected devices including home computers, tablets, smart phones and other mobile devices. Upon the full launch of all three of our delivery platforms, which is contingent upon the receipt of adequate funding, we plan to deliver a variety of content including:

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

We were originally incorporated in 1981 in the State of Nevada. Our principal executive offices are located at 2580 Anthem Village Dr., Henderson, Nevada 89052, and our telephone number at that location is (702) 707-3974. Our website address is www.zonzia.com.

Zonzia Media

We are a new multi-platform entertainment distribution business with the goal of using the following three distribution platforms described below to generate advertising revenue. Initially, we are distributing content that we license from our supplier simplyME Distribution across two platforms: the cable television platform and the hotel network platforms. The Company’s objective is to provide its own original content for distribution as it develops and acquires the content over time, eventually across all three platforms.

Platform #1-Cable Television

•	This platform has launched. A Zonzia VOD (Video-On-Demand Subscription service) channel is currently live in approximately 27 million households in the United States through a Channel Distribution Agreement with simplyME Distribution LLC.

•	Our supplier simplyME has agreements with national cable providers Comcast, Dish Network and Verizon FiOS to distribute VOD content. Initially, we are licensing this content from simplyME.

•	The business model is to generate advertising dollars from users viewing distributed content through simplyME’s cable providers. As of December 31, 2015, we had not yet generated advertising revenue, but expect to report advertising revenue for the second quarter of 2016.

•	The growth strategy is to enhance the quality of the VOD channel content and to increase the total amount of VOD content thereby generating increased advertising revenue.

•	The Company plans to use internet marketing, social media, and other advertising to drive traffic to this channel.

•	Pursuant to an addendum to our Channel Distribution Agreement with simplyME, we have secured an additional channel, to be named “ZonziaKidz,” with its launch expected by mid-2016.

We have teamed up with simplyME Distribution to provide programming to cable households through cable television providers Comcast, Dish Network and Verizon FiOS. The contractual relationship with these providers lies with simplyME. We currently have 30 hours of programming and are in the process of ramping up our programming efforts which we anticipate will expand to approximately 90 hours of content sometime in the second or third quarter of 2016.

simplyME, our distribution and content supplier, has secured advertisers in support of the initial programming, and we are working together with simplyME to secure additional advertisers in the coming months. With the current advertisers on the Zonzia VOD channel provided through simplyME and its advertising firm, Zonzia believes it will report revenue in the second quarter of 2016.

Description of Channel Distribution Agreement with simplyME

On February 9, 2015, Zonzia Media, Inc. (the “Company”) entered into a Channel Distribution Agreement with simplyME Distribution (“simplyME”), whereby simplyME agreed to transmit or otherwise distribute the Company’s content to end users across cable, satellite, IPTV, Internet, mobile and television platforms. Under this agreement, simplyME agreed to use its contracts with providers to place the Company’s content across on-demand platforms which include: Verizon FiOS, Verizon Wireless, DISH Network, DISH Hopper, Comcast, XBOX and a sub-channel to be named by the Company. In exchange for these distribution services, the Company agreed to pay simplyME a distribution fee due 30 days before launch, with an ongoing monthly fee. The parties agreed to split evenly advertising revenue under the agreement. The agreement has an initial term of two years and may be renewed thereafter.

Addendum Regarding Content License

On July 31, 2015, the Company and simplyME entered into an addendum to the Channel Distribution Agreement, whereby simplyME extended media license rights to the Company with respect to specific content, as partial consideration for the revenue-sharing arrangement that is in place between the Companies under the Channel Distribution Agreement. The term for this addendum is up to two years. simplyME represents and warrants in the addendum that it has the right to license or sublicense, as applicable, the content being licensed to the Company pursuant to the Addendum.

The following table summarizes programming licensed to the Company under the Addendum, which is the content initially being broadcast under the Channel Distribution Agreement and related Addendum:

Series Title	Show Length	Genre	Episodes	Target Audience Age

Roll In The City	0:30:00	Celebrity Lifestyle	10	25-45

What’s The 411	0:30:00	Celebrity News	10	35-55

Urban Rajah	0:05:00	Food	25	20-45

Hot Kitchen	1:00:00	Cooking	30	16-55

ZonziaKidz

On June 30, 2015, we entered into an addendum to our Channel Distribution Agreement with simplyME Distribution to secure an additional cable channel through simplyME, which we plan to dedicate to children’s programming. To secure this channel, we agreed to commence making monthly payments on November 1, 2015, with the launch of ZonziaKidz expected to occur in 2016.

Description of the Revenue Model for Cable Television

Advertisers are provided access to our VOD channel content offerings via our agreement with simplyME Distribution. Advertisers secured by simplyME pay us on the number of times one of our shows is viewed. The benchmark metric for this calculation is known as CPM (cost per thousand views). Our CPM is tracked and reported by the cable provider such as Comcast and Verizon, which we have the right to audit. Once the CPM is calculated, simplyME invoices the advertisers, provides Zonzia with the breakout and audit trail, and wires funds into Zonzia’s bank account. The usual and customary receivable timetable is net 60 days from national advertising agencies, and net 30 days when dealing directly with the advertising companies.

Platform #2- Hotel Network

•	The Company has an agreement with Sonifi Solutions, Inc. to provide Zonzia content to hotel rooms across the U.S. A copy of this Agreement has been previously submitted in prior filings.

•	The initial roll-out to approximately 546,000 hotel rooms was launched on August 1, 2015 with licensed content on a Free-To-Guest 4-hour loop linear channel. The initial roll-out to approximately 405,733 hotel rooms was launched in August 2015 with licensed content on a Free-To-Guest 24/7 linear channel. Our Free-To-Guest VOD channel also went live in August 2015, with distribution scheduled in approximately 882,000 hotel rooms.

•	The revenue model contemplates Zonzia paying an advertising agency commission and subsequently sharing the remaining revenue with content providers.

•	The growth strategy is to increase the number of hotel rooms displaying our content and to provide compelling content through both our content partners and our own original content.

Description of the agreement with Sonifi Solutions, Inc. for Hotel Channel Distribution

On July 9, 2015, we entered into a Submission/Insertion Order Agreement with Sonifi Solutions, Inc. Pursuant to the agreement, commencing July 15, 2015, Sonifi agrees to make audio-video content, provided by the Company, available in hotel rooms on both a looping, free-to-guest linear channel and on a free-to-guest Video-on-Demand (“VOD”) basis. Submissions for distribution on either the linear basis or VOD basis will be scheduled monthly. The agreement provides that initially, submissions offered on a linear basis will be distributed to a minimum of 450,000 hotel guest rooms that are served by Sonifi and through Sonifi’s mobile applications. Sonifi has agreed to use commercially reasonable efforts to distribute VOD submissions to approximately 900,000 guest rooms at Sonifi-served hotels under the Agreement. The Submission/Insertion Order agreement with Sonifi was put in place between the parties to solidify the relationship and set the main business terms in advance of the actual launch.

Payments to Sonifi for the linear based and VOD based submissions are structured as follows: for the first twelve months of the term, the Company shall pay Sonifi the greater of $55,000 or fifty percent (50%) of the Company’s gross advertising sales (net of any ad agency commission) per month, subject to a $140,000 monthly cap. For the second twelve months, the Company shall pay Sonifi the greater of $70,000 or fifty percent (50%) of the Company’s gross advertising sales (net of any ad agency commission) per month, subject to the same monthly cap. Thereafter for the remainder of the initial term, the Company would pay $110,000 per month. The agreement has an initial term ending in June 2018, subject to earlier termination rights in accordance with the agreement.

Launch of Hotel Network Distribution

On August 1, 2015, distribution under the Sonifi Solutions Hotel Network platform was launched, with initial linear based distribution to approximately 546,000 scheduled hotel guest rooms under the channel name “ZONZIA PREMIERE.” This initial distribution was significantly broader than the 450,000 hotel rooms contemplated by the agreement. Sonifi has confirmed that this Zonzia channel is available in the majority of hotels served by Sonifi Solutions.

In August 2015, the Video-On-Demand (VOD) distribution was launched under the agreement with Sonifi, with distribution scheduled in approximately 882,000 hotel rooms. With respect to both the Linear and VOD distributions, launch numbers are based on rooms that were scheduled to receive the ZONZIA PREMIERE content as of the launch; definitive counts of rooms in which the content was actually available and played/viewed will be available on a historical basis. The Company has been advised by Sonifi that definitive room counts may deviate from scheduled room number counts by up to approximately 10%.

Description of License Agreement with Sonifi Solutions, Inc.

In connection with the launch of the Zonzia Premiere channel on the Hotel Network, on August 1, 2015, the Company entered into a License Agreement with Sonifi Solutions, Inc., whereby the Company granted Sonifi a non-exclusive, non-assignable, royalty free right and license to receive, transmit and distribute through third parties, general entertainment programming provided by the Company. This allows Sonifi to distribute the content through its in-guest room satellite-delivered television programming and/or interactive hotel entertainment platform. The territory covered by the license includes the United States and the Caribbean. During the term, Sonifi shall earn a monthly distribution fee of $0.22 for each guest room that subscribes to the distributed programming as of the end of the month. The agreement has a term of two years, unless terminated earlier in accordance with the agreement.

Description of Content Offerings per the Agreement with Sonifi Solutions Inc.

The following table summarizes the programming that is initially available through the Sonifi Solutions, Inc. agreement at the time of its launch on August 1, 2015. Similar to the content being distributed through the Cable television distribution platform, all initial content that is being distributed through the Hotel Network distribution platform is content that is being licensed from simplyME pursuant to the Addendum to Distribution Channel Agreement described above. The Company has the right to broadcast content supplied by simplyME for a period of two years, during which time the Company plans to acquire its own content.

SERIES TITLE	GENRE	EPISODES	AUDIENCE

Profiles	Celebrity	300	25-55

Runway France	Fashion	10	20-45

Nightclub Ratings	Nightlife	10	18-34

The Art of Fighting	Martial Arts	9	18-45

Music Confidential	Music	13	18-34

Game News Update	Video Games	13	16-34

John Legend Documentary	Documentary	1	16-35

Pharrell Williams Documentary	Documentary	1	16-35

Description of the Revenue Model for the Hotel Channel

The Hotel Channel platform model is very similar to the Cable Channel platform model in that we will secure advertisers for our Linear and VOD channel offerings. Advertisers will be solicited and contracted by simplyME distribution and its outside ad agency. We anticipate that advertisers will pay us on the number of times one of our shows is viewed. The benchmark metric for this calculation is known as CPM (cost per thousand views). Our Hotel Channel CPMs will be tracked and reported by Sonifi. Based on the tracking report simplyME and the advertising agency will invoice the advertisers and will subsequently collect payments. Once they receive payments from the advertisers, simplyME and the advertising agency will wire the funds to Zonzia’s bank account. The usual and customary receivable timetable is net 60 days from national advertising agencies, and net 30 days when dealing directly with the advertising companies.

Platform #3- Website: Zonzia.com

•	The website, while up and operating, functions for now as an informational site for visitors to learn more about the Company and our future offerings.

•	Today, a visit to the website shows teasers of content offerings to come, such as photos from the Tribeca Film Festival.

•	The Company is in negotiations for original program offerings with various companies and is working on preparing to launch a fully operational, ad revenue and subscription revenue generating model.

•	The growth of the business model will be advertising revenue based upon the number of site visits and subscriber revenue based on the number of subscribers signing up to the site, both of which are predicated upon the quality of the content.

Description of the Revenue Model for the Zonzia Website

Advertisers will be provided access to our internet website to compliment the content offerings. Our intent is that advertisers for our website will be solicited and contracted by an outside advertising agency. Advertisers would then pay us on the number of times our web pages are viewed. The benchmark metric for this calculation is known as CPM (cost per thousand views). The CPM for our website will be calculated and reported by a third party vendor, Kaltura, Inc., who is also our website and infrastructure provider. Once the tracking report has been issued and the CPMs calculated, an ad agency (to be selected) will invoice the advertisers, collect the payments and wire the funds into Zonzia’s bank account. The usual and customary receivable timetable is net 60 days from national advertising agencies, and net 30 days when dealing directly with the advertising companies.

Through our multi-platform distribution channel agreement with simplyME Distribution LLC, we have access to Flipps.com which is a mobile app provider platform that gives us access to and the ability to connect on any internet connected television and smart-televisions, including:

•	Samsung
•	Sony
•	Panasonic
•	Phillips
•	Sharp
•	Xbox One
•	Xbox 360
•	Dish Hopper
•	Apple TV
•	Chromecast
•	ROKU

A user may simply download the Flipps App on an iPhone or Android device, and then enjoy full access to the then-available Zonzia content.

Additionally, over time we plan to give our viewers access to social media pages, behind the scenes access, games, and more. We also anticipate providing our viewers with the opportunity to receive instant coupons from our participating advertisers.

Offerings Under Development

Our strategy involves our continued effort to develop the following core offerings. Please see “Management’s Discussion & Analysis – Plan of Operations” for more information.

Zonzia (Over-The-Top) Channel

We plan to make our content readily available on computers, tablets, mobile devices and other internet connected devices. Our content will be posted on www.zonzia.com. Over-The-Top (OTT) refers to any content not delivered as specifically programmed linear channels from a pay TV operator, which may encompass even on-demand content provided as TV Everywhere by a pay TV operator. Further, OTT has the component of running on the "open internet" or an unmanaged network.

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

As our brand awareness and consumer base gains momentum, we will launch a targeted subscription campaign drive which we anticipate will begin in the second and third quarters of 2016. Subsequent to the initial launch and trial period, we expect to begin charging subscribers a monthly fee of $4.99 per month. Our content offerings may also include concerts and sporting events.

Advertising

To date, our advertising relationships have evolved through our agreement with simplyME Distribution LLC. That agreement contemplates that advertisers may advertise through video, sponsorship and/or banner advertising slots. Under our agreement with simplyME, we will evenly split all net advertising revenue generated pursuant to that agreement with simplyME. The core revenue model for monetizing the three platforms, is advertising driven. Advertisers pay on a Cost Per Thousand Impression (CPM) basis. For example, if our CPM rate was at $30 and our platforms are visited (tuned on or turned on) for a viewership of 10 million views, that would equate to $300,000 in revenue. If a consumer, or hotel patron is tuned to our channel and particular advertising is shown while the event or programming is being viewed, then the views are recorded, verified, and the advertiser is invoiced at the CPM rate.

We intend to use advertising as a means of generating revenue by engaging users on all of our Platforms, including our website, www.zonzia.com, mobile applications, and VOD and other channel offerings.

Our advertising program, which will provide our customers many different options, is designed to maximize relevance to search queries and web content. Our advertising options, which will be specifically co-designed by our sales and marketing team, will allow our customers to create targeted ads to appear beside related search results or web content on our websites and include:

•	Display Advertising – This includes banner ads and consists of text and graphics based ads that appear next to content relevant to the various product offerings. We will offer these banner ads in several sizes, allowing for each to contain logos, pictures, other graphics and video.

•	Display Advertorials – Display advertorials are advertisements in the form of editorial content and designed to provide consumers additional insights to our customers’ products or services. Advertorials are generally limited to 500 words and may be created by our content development team or may be provided directly by the customer or the customer’s representative. Advertorials are believed to be the most cost-effective digital advertising, based on their high search engine optimization.

•	Native Advertising – Native advertising programs are designed to specifically match content and advertising directed at smaller, targeted groups of users based on specific interests.

•	Video Advertising – Similar to television commercials widely seen on network TV, video advertisements will run throughout some of our streaming video offerings.

Sales and Support

Our sales support, billing systems, customer tracking and revenue collection efforts are provided by a third party vendor, Kaltura, Inc., who is also our website and infrastructure provider.

Pursuant to a Master License and Professional Services Agreement between the Company and Kaltura, Inc., Kaltura, Inc. develops and maintains software systems and platforms for the Company, which are used for content distribution, sales support, billing and revenue collection. The agreement contemplates a total of $775,000 in payments being made over a one-year period. Under the agreement, the Company has a royalty-free, non-transferable right to use the software developed by Kaltura, Inc., and Kaltura, Inc. retains rights with regard to techniques, know-how, and source code developed in the course of the engagement. Kaltura, Inc. provides a limited warranty with regard to its work during the term of the engagement.

We are targeting developing and growing our sales and support infrastructure in-house as cash flow and talent become available. When we are in a position to perform these functions internally, we expect to initially operate from leased offices in Los Angeles and New York City.

Marketing

In line with our overall business plan, we are focusing on the continued growth and recognition of our brands through providing meaningful content and high-quality products and consumer experience. Our marketing, promotional and public relations activities will be designed to promote our brand image and differentiate it from competitors. In doing so, we believe our viewer base, and ultimately our consumer base, will grow rapidly and provide our customers with increasing impressions, allowing for maximization of advertising efforts.

Investor Relations

We engaged Benchmark Advisory Partners, LLC of Del Mar, California as our investor relations firm pursuant to a Consulting Agreement dated April 27, 2015. The term of the Consulting Agreement was six months, and we paid this consultant a one-time fee of 500,000 shares of restricted stock upon signing the agreement. Subsequently, the engagement was terminated by the Company on August 1, 2015.

Information Technology and Intellectual Property

We have engaged Kaltura, Inc. to build the infrastructure to support our content delivery platforms, pursuant to the Master License and Professional Services Agreement described above. We have, and expect to continue to invest heavily in this infrastructure on an on-going basis.

Intellectual property rights involving our technology platforms are important to the future success of our Company. As a result, we consider the acquisition and maintenance of certain protectable and enforceable rights in patent, trademark, copyright, trade dress, trade secret and know how in those technology platforms to be important to the future growth of our Company, and in that regard we intend to continue to maintain and to formalize on a going forward basis, rights in our service marks, our trademarks, our copyrighted materials and content, our website and mobile applications, our domain names and our patentable business methods, as needed. With respect to our trade secrets and know how in our technology platforms, we have and will continue to maintain a regimen of entering into protective confidentiality and intellectual property license agreements with our employees, our customers, our partners and other third parties to protect our confidential technology and business information.

As of the date of this report the Company has filed Trademark Applications with the United States Patent and Trademark Office (USPTO) for:

•	ZONZIAKIDZ	Serial Number 86656259
•	ZONZIA	Serial Number 86656246
•	Zonzia	Serial Number 86656250
•	ON (stylized)	Serial Number 86656262
•	On (stylized)	Serial Number 86656267

Content Strategy

We have expended significant financial and other Company resources in developing our content strategy and expect to continue to do so on an on-going basis. Our overall strategy is to provide, together with our business partners, a generous mix of established video libraries consisting of well-known movies, television shows, historical sporting events, documentaries and docu-movies; as well as original productions and co-productions which will be contingent upon acquiring adequate funding.

The competition for well-known and highly-rated programming across all genres is intense, and most of our competitors consist of large companies with well established brands and significantly greater resources.

Our point of differentiation from our competitors, which we hope to establish as we develop and acquire content, is that we plan to make available a channel within a channel concept. The consumer would pay the basic subscription price to access our general content and then will be able to add niche premium content via sub-channels at an additional price. For example:

1-	A specific sporting broadcast and news channel
2-	A specific entertainment venue or concert series channel
3-	A specific children program channel

While the Company is still a development company and has not yet acquired all of the content offerings described above, the Company believes its concept for a branded layered channel is compelling. Ultimately, the vision is that a user could go to the Zonzia Channel and access kids, sports, or entertainment sub-channels, all within the Zonzia network.

Our business model and content strategy is also based around the need to sell advertising.

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

We anticipate that our streaming platforms will allow aspiring film and television directors and producers to showcase their accomplishments in addition to showings of other first run movies and live streaming concerts and sporting events. We anticipate that our movies, short films and television shows will include various genres, such as documentaries, docu-series, biopics and children’s programming. Our strategy and safety policies strictly prohibit the streaming of adult entertainment or any form of pornography.

We also are seeking commercial arrangements with concert and sporting event promoters in which we would charge them a production fee to reach the targeted demographics that our website, mobile applications, and other distribution channels provide. Additionally, our officers have relationships with a significant number of freelance video contributors.

Competition

The digital broadcasting industry is intensely competitive and many of our competitors are well established internet companies, ecommerce and search engine companies, television networks and conglomerates. Many of these competitors have significantly greater financial resources and may prove to be more attractive to our content providers and developers.

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

Currently we have programming as described in the Business section available through our Zonzia Cable television platform and our Hotel Network distribution platforms. Our point of differentiation from our competitors, which we hope to establish as we develop and acquire content, is that we plan to make available a channel within a channel concept. The consumer would pay the basic subscription price to access our general content and then will be able to add niche premium content via sub-channels at an additional price, as described above in more detail under “Business -- Content Strategy.”

Employees

We presently have three full-time corporate officers including: Myles A. Pressey III -- Chairman of the Board and Interim Chief Financial Officer, Johnathan F. Adair -- Chief Executive Officer, and Stanley L. Teeple -- Chief Compliance Officer/ Secretary.

Our operations are overseen directly by our corporate officers. Our officers oversee all responsibilities in the areas of corporate administration, business development and research. The Company contemplates engaging a full-time Chief Content Officer as business and cash flow allow for the expansion.

We intend to expand our current sales and marketing teams; administrative teams; and content and business development teams. Competition for qualified personnel in our industry is intense.

Seasonality

We do not expect seasonality to have a material impact on our business.

Research and Development

We do not expect to incur material research and development costs for the next 12 months.

Government Regulation

We are subject to numerous domestic and foreign laws and regulations covering a wide variety of subject matter. New laws and regulations (or new interpretations of existing laws and regulations) also may impact our business. The costs of compliance with these laws and regulations are high and are likely to increase in the future. Any failure on our part to comply with these laws may subject us to liabilities and other penalties.

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

2580 Anthem Village Drive, Suite B-7

Henderson, Nevada 89052

Telephone: (702) 707-3974

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

There is a risk that we may not be able to successfully develop our content and attract customers on favorable terms necessary to realize consistent, meaningful revenues and profit. For us to achieve success, our services must receive broad market acceptance by consumers. Without this market acceptance, we will not be able to generate sufficient revenue to continue our business operation, and our business may fail.

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

In the second quarter of 2016, we expect to generate a significant portion of our near-term revenues from advertising. A reduction in spending from our advertisers or losing a substantial number of our advertisers will seriously harm our business.

In the near term (the next 12 to 18 months), we expect nearly all of our revenue will be generated from advertisers. We expect to begin earning advertising revenue in the second/third quarter of 2016 through advertisements placed with our content and distribution partner simplyME Distribution. We anticipate that our ability to attract advertisers will be limited. Existing advertisers sourced by simplyME will not continue to do business with us, if their investment in advertising with us does not generate sales leads, and ultimately customers. They will also cease doing business with us if we or our distribution partners such as simplyME do not deliver their advertisements in an appropriate and effective manner. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would adversely affect our revenues and business.

In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, budgeting and buying patterns. Adverse macroeconomic conditions can also have a material negative impact on the demand for advertising and cause our advertisers to reduce the amounts they spend on advertising, which could adversely affect our revenues and business.

We face intense competition. If we do not continue to innovate and provide content and products that are compelling to users, we may not remain competitive, and our revenues and operating results could be adversely affected.

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

We have many competitors in different industries, most of which have stronger brand recognition, longer operating histories, and significantly more financial resources. Our competitors can use their experience and resources in ways that could affect our competitive position, including by making acquisitions, investing aggressively in research and development, aggressively initiating intellectual property claims (whether or not meritorious) and competing aggressively for advertisers and consumers.

Our competitors are constantly developing innovations content delivery, online advertising, and web-based products and services. The development of new, technologically advanced products is also a complex and uncertain process requiring high levels of innovation and investment, as well as the accurate anticipation of technology, market trends and consumer needs. As a result, we may not be able to compete on a timely basis, particularly with competitors with greater financial resources and longer operating histories. If we are unable to provide quality content using effective and engaging distribution methods, then we will have difficulty generating user engagement and ultimately, advertising revenue. If our competitors are more successful than we are in developing compelling content or in attracting and retaining users, advertisers, and content providers, our revenues and operating results could be adversely affected.

Our business depends on a strong brand. Failing to maintain and enhance our brand would hurt our ability to expand our base of users, advertisers, and other partners.

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

If we fail to attract users to our viewer and consumer base our revenues, financial results and overall business will be significantly harmed.

Our user base size and our users’ level of engagement are critical to our success. Our financial performance will be expressly determined by our success in adding, retaining and engaging active users. If we are unable to attract and publish engaging content, then our active user rate will decline, and we will be unable to attract advertising and ecommerce customers. If individual consumers across our target audience do not perceive our products to be compelling, useful, reliable and trustworthy, then we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement. We may not be able to expand our active user base to the necessary levels needed to generate positive cash flows from operations. Consumer engagement patterns are constantly evolving and difficult to measure, and if we cannot provide a timely evolution of our brands, then our financial results will be severely harmed. Any number of factors could potentially negatively affect user retention, growth and engagement, including if:

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

Our ability to retain, increase and engage our user base and to increase our revenue depends heavily on our ability to provide successful new product offerings, such as original television or other videos, both independently and/or in conjunction with developers or other third parties. Our product reviews and introductions may include new and unproven products, including with which we have little or no prior experience. If new or enhanced products fail to engage users, developers or marketers, then we may fail to attract or retain users or to generate sufficient revenue or operating margin, and our business may be adversely affected.

We prioritize user growth and ultimately our user’s experience over short-term financial results.

We sometimes make decisions regarding our content and distribution methods that may reduce our short-term revenue or profitability if we believe that the decisions are consistent with our mission and benefit the aggregate user experience and will thereby improve our financial performance over the long term. For example, from time to time we may change the size, frequency or relative prominence of ads in order to improve ad quality and overall user experience. Similarly, from time to time we may adjust our content or websites to deliver the most relevant content to our users, which may adversely affect certain advertisers and could reduce their incentive to engage their marketing efforts on our platforms and those of our brand partners. We also may introduce changes to existing content mixes to attract new targeted demographics that may direct previous users away from our sites. These decisions may not produce the long-term benefits that we expect, in which case our user growth and engagement, our relationships with developers and advertisers and our business and results of operations could be harmed.

Our dependence on a sole back-office technology partner subjects us to commercial risk.

Currently, all of our advertising sales, support, revenue generation and tracking and collections efforts are provided by one third party vendor, Kaltura, Inc. If our relationship with this service provider erodes or is harmed, that would likely result in the interruption of our business plan and likely will result in adverse impacts on our financial results and future performance.

Our dependence on a sole distribution partner for current advertisers subjects us to commercial risk.

Currently, all of the advertisers on the Zonzia channel are sourced through our content supplier and distribution partner, simplyME Distribution LLC, with whom we have a revenue share arrangement. Since the contracts with advertisers lie with simplyME and/or its advertising firm and we do not have a direct contractual relationship with these advertisers, our ability to generate advertising revenue would be adversely impacted in the event that our relationship with simplyME erodes or is harmed.

A variety of new and existing U.S. laws could subject us to claims or otherwise harm our business.

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

Furthermore, many of these laws were adopted before the advent of the internet and related technologies and, as a result, do not contemplate or address the unique issues of the internet and related technologies. The laws that do reference the internet are being interpreted by the courts, but their applicability and scope remain uncertain. For example, the laws relating to the liability of providers of online services are currently unsettled within the U.S. Claims may be filed against us under U.S. laws for defamation, invasion of privacy and other tort claims, unlawful activity, patent, copyright and trademark infringement or other theories based on the nature and content of the materials searched and the ads posted by our users, our products and services or content generated by our users.

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

We will provide a wide variety of products that enable users to exchange information and will also allow product and service providers to advertise and engage in various online activities. The law relating to the liability of providers of these online services and products for activities of their users is still somewhat unsettled. Claims may be threatened or brought against us for defamation, negligence, breaches of contract, copyright or trademark infringement, unfair competition, unlawful activity, tort, including personal injury, fraud or other theories based on the nature and content of information that we publish or to which we provide links or that may be posted online or generated by us or by third parties, including our users. In addition, we may be subject to domestic or international actions alleging that certain content we have generated or third-party content that we have made available within our services violates U.S. and non-U.S. law.

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

Our operating results may fluctuate as a result of a number of factors, many outside of our control, and we have a short operating history. As a result, comparing our operating results on a period-to-period basis will take time as we build our history and may not be meaningful in any one particular period. As a result, you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date and annual revenues and expenses may differ significantly from our projected rates. Any of these events could cause our stock price to fall. Each of the risk factors listed in this section in addition to the following factors may affect our operating results:

•	our ability to continue to attract users to our distribution platforms;

•	our ability to monetize advertising revenue from distributed content;

•	revenue fluctuations caused by changes in property mix, platform mix and geographical mix;

•	the amount and timing of operating costs and expenses and capital expenditures related to the maintenance and expansion of our businesses, operations and infrastructure;

•	our focus on long-term goals over short-term results;

•	our ability to keep our content platforms operational at a reasonable cost and without service interruptions; and

•	because our business is ever changing and evolving, and because of our lack of long standing historical operating results, predicting our future operating results is not reliable. In addition, advertising spending has historically been cyclical in nature, reflecting overall economic conditions, as well as budgeting and buying patterns.

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

If we complete acquisitions, we may dilute the ownership of current stockholders. In addition, achieving the expected returns and cost savings from our past and future acquisitions will depend in part on our ability to integrate the products and services, technologies, research and development programs, operations, sales and marketing functions, finance, accounting and administrative functions and other personnel of these businesses into our business in an efficient and effective manner. Any businesses that we acquire may not perform at anticipated levels. If we are unable to successfully integrate acquired businesses, then our anticipated revenues may be lower, and our operational costs may be higher.

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

Our insurance may not be sufficient.

We intend to carry insurance that we consider adequate having regard to the nature of the risks of doing business and costs of coverage. We may not, however, be able to obtain insurance against certain risks or for certain products or other resources located from time to time in certain areas of the world to the extent that we may be forced to rely on outside providers. Currently, we are not fully insured against all possible risks, nor are all such risks insurable. Our insurance coverage may not be adequate.

We do not own all of the intellectual property that is needed for use of our content storage and distribution plans, and thus rely on contractual rights to use certain intellectual property that is needed for our content storage and distribution infrastructure.

Pursuant to our agreement with Kaltura, Inc., we have the rights to use all software developed for our back-office infrastructure. However, we do not own all of the underlying intellectual property and thus, rely on our contractual relationship for our ability to use certain intellectual property necessary to run our business.

We may seek to protect intellectual property through contracts, including, when possible, confidentiality agreements and inventors’ rights agreements with our business partners and employees.

We intend to seek to protect intellectual property, to the extent it is developed over time, in part by confidentiality agreements and, if applicable, inventors’ rights agreements with strategic partners and employees, although such agreements have not been and may not be put in place in every instance. These agreements may not adequately protect our trade secrets and other intellectual property or proprietary rights. There is also a risk that the parties that enter into such agreements with us may breach them, that we will not have adequate remedies for any breach or that such persons or institutions will assert rights to intellectual property arising out of these relationships.

Our failure to obtain or maintain the right to use certain intellectual property may negatively affect our business.

Our future success and competitive position depend in part on our ability to obtain and maintain rights with regard to certain intellectual property used in our solutions. This may be achieved, in part, by prosecuting claims against others who we believe are infringing our rights and by defending claims of intellectual property infringement brought by others. While we are not currently engaged in any intellectual property litigation, in the future we may commence lawsuits against others if we believe that they have infringed our rights, or we may become subject to lawsuits alleging that we have infringed the intellectual property rights of others. For example, to the extent that we have previously incorporated third party technology and/or know-how into certain systems for which we do not have sufficient license rights, we could incur substantial litigation costs, be forced to pay substantial damages or royalties or even be forced to cease operations in the event that any owner of such technology or know-how were to challenge our subsequent installation of such system (and any progeny thereof). Our involvement in intellectual property litigation could result in significant expense to us, adversely affect the development of our waste remediation intellectual property and divert the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor. In the event of an adverse outcome in any such litigation, we may, among other things, be required to:

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

If our existing stockholders sell substantial amounts of our common stock in the public market, then the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of common stock also could depress the market price of our common stock. There are approximately 234 million shares of our common stock outstanding, of which approximately 2,055,833 shares are currently freely tradable. The balance of our shares currently contains certain restrictions on resale. We may in the future issue and register additional shares of our common stock that might be freely transferable at the time of such transaction.

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

Our articles of incorporation authorize us to issue up to 2,000,000,000 shares of common stock and 200,000,000 shares of preferred stock, approximately 100,000,000 shares of which preferred shares are available for future issuance as of the date of this Report. Our Board of Directors could designate and issue preferred stock, in one or more series, the terms of which may be determined at the time of issuance by our Board of Directors, without further action by stockholders. Terms of preferred stock could include voting rights, including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The designation of preferred stock could have a material adverse effect on the rights of holders of our common stock and therefore could reduce the value of shares of our common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party. The ability of our Board of Directors to issue preferred stock could have the effect of rendering more difficult, delaying, discouraging, preventing or rendering more costly an acquisition of our company or a change in control of our company, thereby preserving control of our company by current management.

The sale of our common stock to the Equity Purchasers may cause dilution, and the sale of the shares of common stock acquired by the Equity Purchasers, or the perception that such sales may occur, could cause the price of our common stock to fall.

On December 11, 2015, we entered into the Purchase Agreement with the Equity Purchaser. Pursuant the Purchase Agreements the Equity Purchaser has committed to purchase up to an aggregate of $2 million of our common stock. The per share purchase price for the shares that we may sell to the Equity Purchaser under the Purchase Agreement will fluctuate based on the price of our common stock, and will be equal to 70% of the lowest daily volume weighted average price of the common stock for the five consecutive trading days immediately following our request for the Equity Purchaser to purchase the shares. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

We generally have the right to control the timing and amount of any sales of our shares to the Equity Purchaser, except that, pursuant to the terms of the Purchase Agreement, we would be unable to sell shares to the Equity Purchaser if such purchase would result in an Equity Purchaser’s respective beneficial ownership equaling more than 9.99% of the outstanding common stock. The Equity Purchaser may ultimately purchase all, some or none of the shares of our common stock that may be sold pursuant to the Purchase Agreement and, after they have acquired shares, the Equity Purchaser may sell all, some or none of those shares. Therefore, sales to the Equity Purchaser by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to the Equity Purchaser, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

The Equity Purchasers will pay less than the then-prevailing market price for our common stock.

The common stock to be issued to the Equity Purchaser pursuant to the Purchase Agreement will be purchased at a thirty percent (30%) discount to the lowest daily volume weighted average price of the common stock for the five consecutive trading days immediately following our request for the Equity Purchaser to purchase the shares. The Equity Purchaser has a financial incentive to sell our common stock immediately upon receiving the shares to realize the profit equal to the difference between the discounted price and the market price. If the Equity Purchaser sells the shares, the price of our common stock could decrease. If our stock price decreases, the Equity Purchaser may have a further incentive to sell the shares of our common stock that it holds. These sales may have a further impact on our stock price.

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

ITEM 2.   DESCRIPTION OF PROPERTY

As of December 31, 2015, the Company did not have any owned property but did lease its offices in Henderson, NV under a 1 year lease for under $500 per month commencing February 2016.

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

Congoo, LLC v. HDIMAX Max Media, Inc. Civ. Action No. 3:15-cv-01423

The Plaintiff’s in the case provide online advertising opportunities for a fee. The Plaintiff alleges the Company owes them in excess of $422,000 based on an agreement, dated prior to our merger, with an entity controlled by our former Chairman and Chief Executive Officer. The plaintiff alleges that the entity with the prior agreement merged into our Company and changed the name. We are contesting the claim and filed an initial response on March 23, 2015. Discovery and various motions are currently being conducted. Although we believe that ultimately we will be dismissed from the action, as of the date of this report there is no assurance of a successful outcome.

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

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information.

Our shares of common stock are not traded on a national exchange; rather, they are traded on the OTCQB marketplace under the symbol “ZONX”. At January 14, 2016, the closing bid price for one share of our common stock was $0.03. The following table sets forth, for the periods indicated, the high and low trade prices for our common stock as reported on the on the OTCQB marketplace. During 2012 and 2013, our common stock did not trade above $0.01.

On November 12, 2014, we completed a 1 for 44 reverse split of our common stock. The following reverse split adjusted table reflects the high and low quarterly quotations or traded prices.

Quarterly Period	High	Low

2016
First Quarter (to April 8, 2016)	$0.19	$0.03

2015
First Quarter	$0.15	$0.03
Second Quarter	$0.22	$0.10
Third Quarter	$0.35	$0.11
Fourth Quarter	$0.45	$0.06

2014
First Quarter	$0.18	$0.02
Second Quarter	$0.66	$0.05
Third Quarter	$0.44	$0.03
Fourth Quarter	$0.93	$0.07

Trading in stocks quoted on the OTCQB marketplace is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

Our transfer agent is Continental Stock Transfer & Trust Company with an office at 17 Battery Place, 8th Floor, New York, New York 10004.

(b) Holders.

At April 8, 2016, there were 1,080 stockholders of record of our company’s common stock. Company stockholders who hold their shares in electronic format in U.S. brokerage accounts are not deemed to be separate stockholders, as such shares are held of record by CEDE and Co., which is counted by our company’s transfer agent as a single stockholder of record. As of April 8, 2016, there were 249,169,122 shares of our company’s common stock issued and outstanding and no shares of our preferred stock issued and outstanding.

(c) Dividends.

During the most recent fiscal year, we did not declare or pay cash dividends. Our company does not intend to pay cash dividends on its common stock in the foreseeable future. We anticipate retaining earnings (if any) for investing in our business and increasing our working capital. We are not subject to restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent.

Recent Sales of Unregistered Securities

In January 2015 we issued 75,000 shares of restricted and unregistered common stock for consulting services valued at $25,000.

In January 2015 we issued 57,971 shares restricted and unregistered shares of common stock for cash totaling $10,000.

We issued a Director 250,000 shares of restricted and unregistered shares of common stock for cash proceeds totaling $25,000 in January 2015.

In January 2015 we issued a total of 145,000,000 shares of restricted and unregistered shares of common stock as compensation to our officers, directors, and other consultants valued at $63,991,061.

In January 2015 we issued 5,000,000 shares of restricted and unregistered shares of common stock to a former employee of HDIMAX, Inc. valued at $1,900,000.

In January 2015, in accordance with the terms of our Settlement Agreement with our former Chairman and Chief Executive Officer, we cancelled 712,121,205 shares of unregistered and restricted common stock. We recognized settlement expense, included in the general and administrative expenses in the accompanying statement of operations, totaling $107,901 and reversed the previously recognized accumulated deficit adjustment of $820,022 associated with the Settlement. Rajinder Brar received 3,000,000 shares of newly restricted common stock after the execution of the settlement agreement.

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

In April 2015 we issued 440,000 shares of restricted and unregistered common stock in conjunction with the issuance of notes payable for total consideration of $64,770.

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

In June 2015 we issued 250,000 shares of restricted and unregistered common stock for consulting services valued at $50,000.

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

In September 2015 we issued 225,000 shares of restricted and unregistered common stock for services valued at $18,145.

In September 2015 we issued 31,058 shares of restricted and unregistered shares of common stock for interest on outstanding notes valued at $3,711.

In November 2015 we issued 191,327 shares of restricted and unregistered shares of common stock for cash totaling $15,000.

In December 2015 we issued 402,273 shares of restricted and unregistered common stock for services valued at $14,309.

In December 2015 we issued 4,500,000 shares of restricted and unregistered common stock as compensation valued at $141,250.

In January 2016 we issued a total of 2,500,000 shares of restricted and unregistered shares of common stock as compensation to our officers, valued at $142,250.

In January 2016 we issued 500,000 shares of restricted and unregistered shares of common stock for cash proceed of $15,000.

In February 2016, a convertible note holder converted $4,275 of principal for 250,000 shares of the Company’s common stock.

In February 2016, a convertible note holder converted $58,482, total principal and interest for 3,744,015 of the Company’s common stock.

In February 2016 we issued 75,000 shares of restricted and unregistered shares of common stock to a Director for services totaling $14,250.

In February 2016 we entered in a $50,000 web development services agreement that included the issuance of 603,449 shares of restricted and unregistered shares of common stock for website development services totaling $35,000.

In February 2016 we issued 100,000 shares of restricted and unregistered shares of common stock for consulting services totaling $5,690.

In February 2016 we issued 150,000 shares of restricted and unregistered shares of common stock for consulting services totaling $8,535.

In February 2016 we issued 35,000 shares of restricted and unregistered shares of common stock for consulting services totaling $1,992.

In February 2016 we issued 2,898,551 shares of restricted and unregistered shares of common stock for cash totaling $100,000.

In February 2016 we obtained a $250,000 promissory note with a 15% interest rate due on June 2016 and this transaction also included issuance of 100,000 shares of restricted and unregistered shares of common stock as in incentive totaling $5,800.

In February 2016 we issued 1,428,575 shares of restricted and unregistered shares of common stock as a $50,000 payment for a $209,000 balance owed to one of our service providers.

In February 2016 we issued 340,136 shares of restricted and unregistered shares of common stock for cash totaling $25,000.

In February 2016 we issued 136,054 shares of restricted and unregistered shares of common stock for cash totaling $10,000.

In March 2016, a convertible note holder converted $5,000 of principal and interest for 193,010 of the Company’s common stock.

In March 2016, a convertible note holder converted $9,000 of principal and $414 of interest for 570,560 shares of the Company’s common stock.

In March 2016, a convertible note holder converted $5,400 of principal for 300,000 shares of the Company’s common stock.

(d) Securities Authorized for Issuance under Equity Compensation Plans.

We have one equity compensation plan, our company’s 2007 Stock Option Plan. See “Executive Compensation—2007 Stock Option Plan.” Set forth in the table below are (a) the number of shares of our common stock to be issued upon the exercise of outstanding options, (b) the weighted-average exercise price of the outstanding options and (c) other than shares of our common stock to be issued upon the exercise of the outstanding options, the number of shares of our common stock remaining available for future issuance under our company’s 2007 Stock Option Plan as of December 31, 2015.

The following table summarizes certain information regarding our 2007 Stock Option Plan as of December 31, 2015.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	568,182	$6.60	340,909
Equity compensation plans not approved by security holders	871,591	$0.88	N/A
Total	1,439,773		340,909

2007 Stock Option Plan

Before December 31, 2011, we issued options to both employees and non-employees under our 2007 Stock Option Plan, which reserved 909,091 shares of common stock pursuant to the issuance of stock options under the Plan. As of December 31, 2015, we had 568,182 shares of common stock subject to outstanding common stock options with a weighted average exercise price of $6.60. As of December 31, 2015 340,909 shares of common stock were available for future award grants under the 2007 Stock Option Plan.

In addition, we issued warrants to employees and non-employees not reserved under a formal Plan. As of December 31, 2015, we had 3,000,000 warrants outstanding with a weighted average exercise price of $0.22. All numbers relating to the 2007 Stock Option Plan have been adjusted to reflect the retrospective application of our 1-for-44 reverse stock split effective November 12, 2014.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the year ended December 31, 2015.

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

We completed the reverse acquisition of HDIMAX, Inc., a private operating company with an inception date in May 2014 during the period from inception to the year-ended December 31, 2014. As a result, and in accordance with accounting principles generally accepted in the United States (“US GAAP”) and the rules and regulations as promulgated by the Securities and Exchange Commission (“SEC”), our financial statements are consolidated as of December 31, 2014 and reflective of the continuation of HDIMAX, Inc. (accounting acquirer and legal acquiree). Since the inception date of HDIMAX, Inc. is contained in the year ended December 31, 2014, the comparative financial information presented in the Form 10-K is for the periods ended December 31, 2015 and from May 24, 2014, the date of inception to December 31, 2014.

Business

We strive to create meaningful and compelling content for users through strategy and innovation in the digital space. We believe that, by providing elegantly innovative, entertaining, and in some cases exclusive content and relevant product offerings, we will provide a unique internet based experience attractive to clients and consumers worldwide.

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

Results of Operations

For the year ended December 31, 2015 and for the period from May 24, 2014 (inception) through December 31, 2014:

The financial statements and dollar amounts included herein are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Since HDIMAX, Inc. was considered the accounting acquirer and surviving entity upon completion of the merger transaction on November 21, 2014 and subsequently cancelled in January 2015, the following management’s discussion and analysis provides information and analysis associated with our advertising and content development operations. Additionally, since the year ended December 31, 2014 only includes operations since the inception date, May 24, 2014, a period of less than eight months, operational results for the year ended December 31, 2015 are difficult to compare. In addition, the results of operations are not expected to be indicative of our future operations due to the Settlement Agreement with an effective date of January 22, 2015.

Revenue

During the period from May 24, 2014 to December 31, 2014 we generated net revenue of $439. The amount recognized was based on a lower than market net cost per impression as dictated by our third party service provider arrangement. For the year ended December 31, 2015, the Company generated $0 of revenue.

Sales and Marketing

We incurred total sales and marketing expenses of $610,676 and $1,006,012 during the period ended December 31, 2015 and from May 24, 2014 to December 31, 2014, respectively. The majority of these expenses consisted of payments to third party content developers, lead and internet impression generators, and other brand marketing expenses primarily paid on behalf of our former website brand partners.

Officer Compensation

Officer compensation for period ended December 31, 2015 of $79,687,046 was the result of the issuance of the Company’s common stock. For the period from May 24, 2014 to December 31, 2014 the Company spent $23,295,167, which was primarily the result of accruing compensation due under employment agreements that became effective upon the completion of the reverse acquisition of HDIMAX, Inc. Of the amount incurred for the period, $22,800,000 relates to the obligation to issue 60,000,000 shares of common stock to former officers and directors. Upon entry into the settlement agreement with HDIMAX, Inc. and related entities on January 22, 2015, the compensation obligations were forgiven and no shares of common stock will be issued under the former agreements. In addition, approximately $130,000 of incurred and accrued cash based compensation recognized during the period from May 24, 2014 to December 31, 2014 has been forgiven.

Professional Fees

The Company incurred $1,951,773 and $729,411 of professional fees during the period ended December 31, 2015 and from the period May 24, 2014 to December 31, 2014, respectively. For December 31, 2015 the majority of the fees were incurred for audit and accounting fees of $186,154, consulting fees of $1,664,969, legal of $48,430 and loan expense of $34,000. The majority of these fees expended for the period from May 24, 2014 to December 31, 2014 were incurred for the preparation and completion of our reverse acquisition of HDIMAX, Inc. During the on-going ramp up of our principal business operations, through at least the first half of 2016, we expect to continue to incur significant legal, accounting, and other consulting fees associated with entering into material definitive contracts.

General & Administrative

Our general and administrative expenses of $534,058 were primarily associated with various office and administrative expenses, as well as ongoing capital raising efforts. For the period from May 24, 2014 to December 31, 2014 we expended $53,565 which was primarily associated with our on-going capital raising efforts and administrative costs associated with the completion of the HDIMAX, Inc. acquisition. Our general and administrative costs are expected to significantly fluctuate until we fully commence our planned principle business operations expected to occur in the second half of 2016.

Liquidity and Capital Resources

Working Capital

At December 31, 2015, we had a working capital deficit of approximately $3,600,000 primarily due to professional service providers, officers and directors, and other related parties. The working capital deficit includes convertible notes that will be settled via the issuance of shares of common stock if not fully repaid with cash prior to September 2016 and derivative liabilities associated with our previously outstanding options and warrants being reclassified from equity to liabilities during the period ended December 31, 2015. We do not expect that we will be required to settle any of our derivative liabilities in cash which at December 31, 2015 approximated $664,000. Our working capital is not sufficient to meet our operations. Additionally, our ability to execute our content strategy and meet our day to day liquidity needs through the remainder of the year requires us to raise additional capital.

As part of our Submission/Insertion Order with Sonifi we are required to make payments, beginning in August 2015, at the greater of $55,000 or fifty percent (50%) of the of our gross advertising sales (net of any ad agency commission) per month, subject to a $140,000 monthly cap through August of 2016. During the second and third years of the agreements with Sonifi we are obligated to pay the greater of $70,000 or fifty percent (50%) of the Company’s gross advertising sales (net of any ad agency commission) per month subject to the same monthly cap, and $110,000 per month, respectively. The agreement has an initial term ending in June 2018, subject to earlier termination rights in accordance with the agreement. As Part of our License Agreement with Sonifi we are required to make payments, beginning in August 2015, of twenty-two cents ($0.22) per each guest room in all participating properties subscribing to the service. The agreement has an initial term ending July 31, 2017, subject to earlier termination rights in accordance with the agreement. Additionally, we incurred non-refundable cash advance obligations totaling $480,000 during the year ended December 31, 2015 for certain content currently broadcast across our distribution platforms.

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

Cash Flow

Cash Used in Operating Activities

Our cash used in operations, totaling approximately $785,000, primarily consisted of payments to service providers to prepare and execute our Settlement Agreement with our former officers and directors. Our operational cash used significantly declined from the period from May 24, 2014 to December 31, 2014 as a result of significant, non-recurring, stock based compensation of approximately $78,234,785. For the near term, and under informal agreements, many of our services providers and related parties have agreed to defer payment until we increase our liquidity, which resulted in off-sets to our net loss and cash used in operations totaling approximately $785,000. Additionally, we recognized non-cash gains of approximately $918,000 related to the reversal of previously accrued compensation due to our former officers and an internet marketing service provider that we were released from during the period, partially off-set by the approximately $108,000 expense for our Settlement Agreement. As noted above, we will require additional capital in order to monetize our content strategy and overall plan of operations.

Cash Provided by Financing Activities

Cash for the period was provided by the issuance of 4,073,928 shares of restricted and unregistered shares of common stock totaling $440,850, the issuance of two promissory notes in the amount of $70,000, and the issuance of convertible promissory notes for gross proceeds of $309,000.

Our ability to continue as a going concern for at least the next 12 months will depend on our ability to raise the money we require through equity or debt financing. Through the end of December 2015 we raised an additional $150,000 through the issuance of two additional convertible promissory notes. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due, and we will be forced to scale down or perhaps even cease our operations. As of the date of this Report we do not have any firm funding commitment.

Plan of Operations

Much of the year ended December 31, 2015 was spent modifying our business model and dissolving our business relationship with our former Chairman and Chief Executive Officer which initially culminated in the entry into a Settlement Agreement on January 22, 2015. Subsequent to the Settlement Agreement, we spent significant amounts of time and effort on administrative tasks such as changing our Company name, assessing our on-going liabilities and operational plans, and maintaining our regulatory compliance. An integral part of these activities was to attract and retain highly experienced individuals to form our management team, Board of Directors, and Advisory Board. We believe that we have successfully attracted and retained these individuals. Once in place, our team began the process of rebranding the Company into Zonzia Media and assessing the value of various content delivery platforms and developing the corresponding relationships with applicable service providers.

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

Distribution

Through our distribution agreement with Sonifi Solutions our Zonzia Premiere channel is currently being distributed in hotel rooms across the US. In September 2015, as a 4-hour loop linear channel, Zonzia Premiere programming reported playing in 575,253 hotel rooms across the U.S. Using standard Nielsen and hotel occupancy metrics, this represents Zonzia content being available to an average monthly Audience Universe of approximately 28.4 Million hotel guests. Also in September 2015, Zonzia Premiere content in Free Video On Demand (VOD) was available in 878,628 hotel rooms across the US. Also in September 2015, as a 24/7 linear channel, Zonzia Premiere programming reported playing in 405,733 hotel rooms across the U.S.

Through our distribution agreement with simplyME Distribution, in September 2015 Zonzia content in Free Video On Demand was available in approximately 27 million households across the US.

Advertising

In September of 2015 Zonzia engaged Trifecta Media to sell advertising for all of our cable and hotel distributed content. Trifecta Media specializes in advertiser sales across a diverse spectrum of media platforms including cable and hotels. Trifecta’s advertising is anticipated to begin airing and contributing revenue in March 2016.

OTT Platform, Content Delivery and Storage

In September of 2015 Zonzia engaged Kaltura, a leading video technology company, to develop and power all of Zonzia’s OTT Video On Demand services.

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

There have not been any other material changes to the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the period from May 24, 2014 to December 31, 2014.

Plan of Operations

While our officers have extensive experience in internet and channel content distribution, our company is in the early stages of pursuing our mission to entertain a global audience through content that we license, acquire, or we obtain through revenue share deals with content providers. Our primary targeted genres include movies, TV shows, comedy, music, sports, food, health and fitness. We believe our business model and content strategy gives us a significant opportunity to deliver value to users, developers and marketers while realizing our monetization objectives. Keys to meeting our objectives include, but are not limited to:

•	Establish multiple distribution channels for our content, each with an extensive reach to potential users.

•	Distribute high definition television content available through our content partner simplyME.

•	Attract popular licensed television content. This is a targeted objective of our Advisory Board.

•	Develop a strong ad operation setup to sell across all of our content delivery platforms, including through our distribution partner simplyME Distribution.

•	Execute on a solid marketing strategy to promote our content on social media and top consumer websites which is currently under construction via an agreement with software and technology provider Kaltura, Inc., with an initial roll-out projected for the second quarter 2016.

The chart below summarizes some of the Company’s targeted milestones and related timeframes with regard to its objectives to establish distribution platforms, license or develop content and secure advertisers.

Objective: Establish Distribution Platforms

Distribution Platform	Targeted Development Milestone	Targeted Timeframe
1. Cable Television Current Status: Launched with 30 programming hours, live in approximately 27 million households in the United States		Achieved
• Household Reach	Available in an additional 13 million households	Second quarter 2016
• Programming Hours	90 programming hours of content	Second quarter 2016

2. Hotel-in-room channel

Current status: Launched with 4-hour loop linear channel under agreement with Sonifi, providing content to 545,000 hotel rooms; and launched with 24/7 linear channel under agreement with Sonifi, providing content to 405,733 hotel rooms; and launched VOD distribution under agreement with Sonifi providing content to approximately 882,00 hotel rooms

Achieved
• Hotel Room Reach	Expand to 900,000 hotel rooms via VOD	Second quarter 2016

3. Website: Zonzia.com Current status: site in initial stages, with substantive content offerings to come	Partial functions available, including VOD Complete website available, including original content	Second quarter 2016 Fourth quarter 2016

Objective: Content Development and Acquisition

Offering	Targeted Milestone	Targeted Timeframe
Linear Programming	Content provided through simplyME Original programming	Achieved Fourth quarter 2016
Zonzia Over-the-top Channel	Offer general content programming	Second quarter 2016
Video on Demand (VOD) and Subscription Video on Demand (SVOD)	Offer full length feature films, TV series, documentaries, live events and general programming	Fourth quarter 2016

Objective: Secure Advertisers across All Distribution Platforms

Platform	Targeted Timeframe
Cable television	First quarter 2016
Hotel-in-room channel	Second quarter 2016
Zonzia.com and original content	Third and Fourth quarters 2016

Objective: Secure Capital to Fund Development

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

Launch Strategy

Our content and platform launch strategy is to produce and acquire compelling content that creates a connection with our targeted audience across desired platforms. If we are successful in our capital raising efforts, we intend to be operating on all of our delivery platforms and subscription services in the fourth quarter of 2016.

The overall objective is to drive significant viewers to engage in the offerings of our Video-On-Demand and Over-The-Top Channel. We intend to engage in an aggressive business to business public relations drive to rapidly evolve a marketplace for our viewers, clients, and consumers.

Develop High Quality and Entertaining Content to Increase User Engagement

We anticipate aggressively pursuing content acquisitions and as a result we believe that a portion of our potential licensing partners will require non-refundable, prepaid royalty payments in order to present their content on our distribution platforms. The majority of the costs incurred with this type of third party content development are paid through revenue sharing arrangements in which the vendors receive a percentage of the impression revenue from our advertising basis. We intend to prioritize product development investments that we believe will drive user engagement. One of our critical, near-term uses of funds is to significantly improve and expand our content library and unique offerings. Our expenditures likely will include, at least partially, up-front payments to movie and live event producers and/or promoters. Key to increasing our content offerings is our ability to analyze and organize vast amounts of information in real time to enable us to select the unique content that we believe will be most compelling to each individual user. We are focused on providing entertaining content and other products to increase engagement, representing a core part of our strategy to maximize our long-term business performance.

Marketing and Business Development

During the period ending December 31, 2015 we incurred total expenses of over $610,676 on sales and marketing expenses, reflecting our commitment to invest to improve our ad products in order to attract more customers to work with us, to create more value for marketers and to enhance marketers’ ability to make their advertising more relevant for users. Our advertising strategy centers on the belief that, with ad products that are relevant, well-targeted, social and well-integrated with our content offerings, we can enhance the user experience while providing an attractive return for marketers. We expect to continue to spend significantly in order to grow our brand awareness, develop relevant ecommerce partner relationships and increase advertising value.

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

Content Storage and Delivery

We engaged Kaltura, Inc. to build the infrastructure to store our anticipated content library on a cloud based server; provide necessary display setting conversions allowing the content to be viewed on multiple devices including mobile phones, tablets, and televisions as well as in high definition; and allow for direct delivery to our strategic content delivery interface partners who ultimately provide the material to our targeted viewers.

Our technology partner Kaltura, Inc. has begun building the platforms that will allow us to distribute our content securely in variety manners including Video-On-Demand, mobile devices, and other devices with internet capability. Through our content partner simplyME Distribution LLC and our Channel Distribution Agreement with them, we presently have access to a mobile portal provide via a digital app with Flipps.com.

Content Development

Initially, we are distributing content that we license from our partner simplyME Distribution across two platforms: the cable and hotel network platforms. The Company’s objective is to provide its own content for distribution as it is developed and acquired over time. Under the direct supervision of our Officers we have made significant contacts within the industry and have had preliminary meetings with various entertainers, producers, and other content developers to provide a significant volume of video and other live streaming events pending the financial ability to acquire and develop our intended content library.

Brand Awareness

Through our officers and other relationships within in the industry we have begun a social media brand awareness campaign designed to attract consumers to our content delivery platforms.

Recent Activities

Subsequent to the Settlement Agreement with our former CEO in January 2015, we have spent significant amounts of time and effort attracting and retaining highly experienced individuals to form our management team, Board of Directors, and Advisory Board. We believe that we have successfully attracted and retained these individuals. Once in place, our team began the process of rebranding the Company into Zonzia Media and assessing the value of various content delivery platforms and developing the corresponding relationships with applicable service providers.

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

While the Company believes that its shareholders currently have approximately 12 million shares of freely-traded stock with a quoted market price (a Level 1input within the GAAP hierarchy), the fair value of the unregistered and restricted shares issued in compensation transactions with non-employees as valued by the quoted market price does not reflect the economic substance of the transactions and does not represent the Company’s principal market, correspondingly, the quoted market price is not the most reliably measurable fair value. This determination was based upon the liquidity restrictions placed upon our unregistered restricted equity instruments along with the quoted market not being the most active or principal trading market.

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

Quantitative and Qualitative Disclosures about Market Risk

Under the scaled disclosure requirements applicable to smaller reporting companies (as defined in Item 10(f)(1) of Regulation S-K), we are not required to report quantitative and qualitative disclosures about market risk specified in Item 305 of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS.

FINANCIAL STATEMENT TABLE OF CONTENT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Zonzia Media, Inc.

We have audited the accompanying balance sheets of Zonzia Media, Inc. as of December 31, 2015, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zonzia Media, Inc. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no source of recurring revenue; negative working capital; and has suffered recurring losses from operations; which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WSRP, LLC

WSRP, LLC

Salt Lake City, Utah

April 12, 2016

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no source of recurring revenue; negative working capital; and has suffered recurring losses from operations; which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Haynie & Company P.C.

Haynie & Company, P.C.

Salt Lake City, Utah

April 15, 2015

ZONZIA MEDIA, INC.

(formerly HDIMAX Max, Inc. and Indigo-Energy, Inc.)

BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS

Current Assets
Cash	$6	$208
Licensed content	443,077	–

Total current assets	443,083	208

Other Assets
Other assets	6,000	–

Total assets	$449,083	$208

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$1,625,535	$710,769
Accrued expenses	480,000	690,247
Related party accounts payable	–	340,163
Accrued compensation	858,796	495,167
Accrued interest	9,601	–
Convertible promissory notes payable, net of discounts	378,705	–
Promissory notes payable	35,000	–
Derivative liability	664,426	–

Total current liabilities	4,052,063	2,236,346

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 200,000,000 shares authorized and none issued and outstanding at December 31, 2015 and 2014	–	–
Common stock, $0.001 par value, 2,000,000,000 shares authorized and 234,343,197 and 758,065,119 shares issued and outstanding at December 31, 2015 and 2014, respectively	234,344	758,065
Additional paid-in capital	104,430,107	22,923,087
Accumulated deficit	(108,267,431)	(25,917,290)

Total stockholders' equity (deficit)	(3,602,980)	(2,236,138)

Total liabilities and stockholders' equity (deficit)	$449,083	$208

The accompanying notes are an integral part of these financials statements

ZONZIA MEDIA, INC.

(formerly HDIMAX Media, Inc. and Indigo-Energy, Inc.)

STATEMENTS OF OPERATIONS

	For the Year-Ended December 31, 2015	For the Period from Inception on May 24, 2014 to December 31, 2014
Revenue

Net revenue	$–	$439

Expenses
General and administrative	534,058	53,565
Sales and marketing	610,676	1,006,102
Officer compensation	79,687,046	23,295,167
Professional fees	1,951,773	729,411

Total operating expenses	82,783,553	25,084,245

Loss from operations	(82,783,553)	(25,083,806)

Other income (expense)
Gain on change in fair value of derivatives	22,510	–
Interest expense	(409,120)	(13,462)

Total other income (expense)	(386,610)	(13,462)

Net loss	$(83,170,163)	$(25,097,268)

Net loss per share - basic and diluted	$(0.33)	$(0.14)

Weighted average shares outstanding	252,185,672	185,663,218

The accompanying notes are an integral part of these financial statements

ZONZIA MEDIA, INC.

(formerly HDIMAX Media, Inc. and Indigo-Energy, Inc.)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, Inception May 24, 2014	–	$–	$488	$–	$488

Issuance of founder's shares in May 2014	48,500,000	48	(48)	–	–
Cancellation of founder's shares related to reverse capitalization in November 2014	(48,500,000)	(48)	47	–	(1)
Reverse capitalization of November 2014	757,689,386	757,689	(488)	(820,022)	(62,821)
Common stock issued for debt settlement in December 2014	375,733	376	123,088	–	123,464
Stock based compensation	–	–	22,800,000	–	22,800,000
Net loss	–	–	–	(25,097,268)	(25,097,268)

Balance, December 31, 2014	758,065,119	$758,065	$22,923,087	$(25,917,290)	$(2,236,138)

Settlement agreement with former Officers and Directors	(709,121,205)	(709,121)	162,000	820,022	272,901
Stock-based compensation	162,367,500	162,368	77,261,273	–	77,423,641
Stock issued for services	5,736,797	5,737	1,412,235	–	1,417,972
Common stock issued for cash	4,073,928	4,074	436,776	–	440,850
Common stock issued for employee agreement termination	5,000,000	5,000	1,895,000	–	1,900,000
Common stock issued for settlement of related party payables	7,500,000	7,500	332,663	–	340,163
Common stock issued in lieu of interest	721,058	721	111,246	–	111,967
Related party debt forgiveness	–	–	388,988	–	388,988
Reclassification of options and warrants to liability	–	–	(493,161)	–	(493,161)
Net loss	–	–	–	(83,170,163)	(83,170,163)

Balance, December 31, 2015	234,343,197	$234,344	$104,430,107	$(108,267,431)	$(3,602,980)

The accompanying notes are an integral part of these financial statements

ZONZIA MEDIA, INC.

(formerly HDIMAX Media, Inc. and Indigo-Energy, Inc.)

STATEMENTS OF CASH FLOWS

	For the Year-Ended December 31, 2015	For the Period from Inception on May 24, 2014 to December 31, 2014
Cash Flows from Operating Activities
Net loss	$(83,170,163)	$(25,097,268)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	78,234,785	22,800,000
Common stock issued in lieu of interest	111,967	–
Loss on change in fair value of derivatives	22,510	–
Debt discount and deferred issuance cost amortization	–	12,560
Debt discount accretion	69,205	–
Stock issued for services	3,317,972	–
Changes in assets and liabilities
Licensed content	(443,077)	–
Other assets	(6,000)	–
Accounts payable	914,766	460,530
Accrued expenses	(210,247)	496,754
Related party accounts payable	–	272,465
Accrued compensation	363,629	495,167
Accrued interest	9,601	–

Net cash used in operating activities	(785,052)	(559,792)

Cash Flow from Financing Activities
Proceeds from issuance of related party promissory notes	70,000	560,000
Payments on related party promissory notes	(35,000)	–
Proceeds from issuance of convertible promissory notes	309,000	–
Proceeds from issuance of common stock	440,850	–

Net cash provided by financing activities	784,850	560,000

Net change in cash and cash equivalents	(202)	208

Cash and cash equivalents at beginning of the period	208	–

Cash and cash equivalents at end of the period	$6	$208

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for settlement of related party payables	$340,163	$–
Related to party debt forgiveness	$388,988	$–

The accompanying notes are an integral part of these financial statements

ZONZIA MEDIA, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR-ENDED DECEMBER 31, 2015

NOTE 1 – DESCRIPTION OF BUSINESS

Zonzia Media, Inc, initially organized as HDIMAX Media, Inc., and incorporated in the State of Delaware on May 24, 2014, is a digital publishing and broadcast Company focused on content development and multi-platform content distribution, advertising, and ecommerce.

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

On January 22, 2015, we entered into a Settlement Agreement in which we cancelled all of the 712,121,205 shares of restricted and unregistered common stock previously issued to effectuate the merger with Rajinder Brar, the previous sole owner of HDIMAX, Inc. In consideration for the shares being cancelled, Rajinder Brar received 3,000,000 shares of newly restricted common stock after the execution of the settlement agreement. We forfeited our rights to sell advertising and other products on websites previously controlled by Mr. Brar and related entities, with the exception of www.hdimax.com. An outline of the significant terms of the Settlement Agreement includes, but is not limited to, the following:

•	The 712,121,205 shares of HDIMAX Media, Inc. (formerly Indigo-Energy) common stock issued to Rajinder Brar, the owner of 100% of the previously issued outstanding stock of HDIMAX, Inc. immediately preceding the reverse acquisition transaction, were cancelled.

•	Rajinder Brar, Aneliya Vasileva, and Myles Pressey III, previously appointed as the Company’s officers and Board of Directors immediately following the completion of the reverse acquisition, resigned and forfeited future compensation terms associated with any and all previously agreed upon employment agreements, inclusive of the compensation accrued as of December 31, 2014.

•	Mr. James C. Walter Sr. was reappointed to serve as a Director charged with appointing new officers. Mr. Walter Sr. served as the Sole Officer and Director of the Company immediately preceding the completion of the reverse acquisition transaction.

•	The Company’s option agreement to acquire Fashion Style Magazine, Inc., an entity wholly owned by Rajinder Brar, was cancelled.

•	The Omnibus Agreement and License dated November 21, 2014, by and between the Company and Fashion Style Magazine, Inc. was terminated. The brands and assets wholly owned by Rajinder Brar through Fashion Style Magazine, Inc. were intended to be a core portion of the consolidated Company’s business operations subsequent to the completion of the reverse acquisition.

•	The Company forfeited all rights to Frontlinewire.com, a brand and website acquired in the reverse acquisition.

•	The Company maintained all rights to hdimax.com, a brand and website acquired in the reverse acquisition, but agreed to assign those assets back to their original owners by May 1, 2015. We do not intend to further develop or publish content at www.hdimax.com.

For additional details, including a copy of the Settlement Agreement, please see our Current Report on Form 8-K filed on January 28, 2015.

On March 9, 2015 we changed our name to Zonzia Media, Inc. and we are developing a new multi-platform entertainment distribution channel with the goal of being a unique hybrid of a linear channel, a video-on-demand channel and an over-the-top channel. Our technology will allow our viewers instant access to our available content.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Income Taxes

Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net Income/(Loss) Per Common Share

Income/ (loss) per share of common stock is calculated by dividing the net income/ (loss) by the weighted average number of shares of common stock outstanding during the period. The Company has no potentially dilutive securities in 2015 and 2014. Accordingly, basic and dilutive income (loss) per common share are the same.

Advertising Costs

The Company expenses advertising costs when incurred. Advertising costs incurred amount to $0 and $0 for the years ended December 31, 2015 and 2014, respectively.

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

Recently Issued Accounting Pronouncements

In June 2009, the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements.  The ASC does change the way the guidance is organized and presented.

We reviewed all other recently issued accounting pronouncements and determined that the updates below could have an effect on the Company’s financial statements.

FASB Account Standards Update, No. 2014-15, Going Concern, dated August 2014 says, in connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).

Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable).

The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company has not chosen early adoption.

FASB Account Standards Update, No. 2014-09, Revenue from Contracts with Customers, dated May 2014 says, an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to entitled in exchange for those goods and services.

To achieve that core principle, an entity should apply the following steps:

  Identify the contract(s) with a customer.
  Identify the performance obligations in the contract.
  Determine the transaction price.
  Allocate the transaction price to the performance obligations in the contract.
  Recognize revenue when (or as) the entity satisfies a performance obligation.

For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.

Going Concern

Since our inception on May 24, 2014, we have generated immaterial revenues resulting in the incurrence of net losses through December 31, 2015. This has further led to negative working capital, all which results in substantial doubt about the Company’s ability to continue as a going concern.

Our management, Board, and Advisory Board has focused its efforts and our limited resources on raising additional capital through debt or equity offerings at terms not detrimental to our planned future operations. As of the date of this report we do not have any firm funding commitments.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the year-ended December 31, 2015 we settled prior obligations due to a related party totaling $340,163 via the issuance of 7,500,000 shares of restricted and unregistered shares of common stock. The settled obligation also represents that balance outstanding as of December 31, 2014.

During the year-ended December 31, 2015 a total of four of our Officers agreed to waive all or portions of their base salaries or previously accrued bonuses earned during the year ended December 31, 2014 and through December 31, 2015 totaling $388,988. Since we consider our Officers related parties we have determined the bonus and salary forgiveness was in the nature of a capital contribution and no gain was recognized in the accompanying statements of operations.

We issued a Director 250,000 shares of restricted and unregistered shares of common stock for cash proceeds totaling $25,000 in January 2015.

As part of the Settlement Agreement we entered into on January 22, 2015 we cancelled restricted stock award grants to two of our former officers. Since we did not replace a cancelled award totaling 52,500,000 shares of restricted and unregistered shares of common stock, and effectively repurchased the award for no consideration as assumed by the application of accounting principles generally accepted in the United States, the unrecognized grant-date fair value of the award totaling $9,975,000 was recognized during the year-ended December 31, 2015. Additionally, we cancelled a restricted stock award granted to our current Chief Executive Officer totaling 67,500,000 shares and replaced the award with the grant of 125,000,000 shares of restricted and unregistered shares as part of a new employment agreement on January 29, 2015. The total compensation cost recognized during the year-ended December 31, 2015 associated with the cancellation and replacement of this restricted stock award was $47,500,000.

During the year-ended December 31, 2015 we issued 2,000,000 shares of unregistered and restricted common stock to an affiliate for consulting services valued at $680,000. A promissory note in the amount of $35,000 was issued to the same affiliate of the company, for cash proceeds of $35,000 in April 2015. As additional consideration on the promissory note, this same affiliate received 215,000 shares of unregistered and restricted common stock valued at $32,039. Upon renewal of this promissory note in May 2015 this affiliate received 100,000 shares of unregistered and restricted common stock valued at $17,260.

Employment Agreement Amendment

On May 15, 2015, we amended our Chairman and Chief Business Development Office, Mr. Myles Pressey III’s, employment agreement. Mr. Pressey III was originally going to be granted 25,000,000 shares of fully vested restricted and unregistered shares of common stock on January 29, 2016 whereas the amendment calls for Mr. Pressey III to receive up to 62,500,000 shares of restricted and unregistered common stock subject to the achievement of performance benchmarks set by the Board of Directors. The modification of Mr. Pressey III’s equity award resulted in the recognition of compensation totaling $10,262,819 during the nine months ended December 31, 2015.

NOTE 4 – STOCKHOLDERS’ EQUITY

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

In January 2015 we issued a total of 145,000,000 shares of restricted and unregistered shares of common stock as compensation to our officers, directors, and other consultants valued at $63,991,061.

In January 2015 we issued 5,000,000 shares of restricted and unregistered shares of common stock to a former employee of HDIMAX, Inc. valued at $1,900,000.

In January 2015, in accordance with the terms of our Settlement Agreement with our former Chairman and Chief Executive Officer, we cancelled 712,121,205 shares of unregistered and restricted common stock. We recognized settlement expense, included in the general and administrative expenses in the accompanying statement of operations, totaling $107,901 and reversed the previously recognized accumulated deficit adjustment of $820,022 associated with the Settlement. Rajinder Brar received 3,000,000 shares of newly restricted common stock after the execution of the settlement agreement.

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

In April 2015 we issued 440,000 shares of restricted and unregistered common stock in conjunction with the issuance of notes payable for total consideration of $64,770.

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

In June 2015 we issued 250,000 shares of restricted and unregistered common stock for consulting services valued at $50,000.

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

In September 2015 we issued 225,000 shares of restricted and unregistered common stock for services valued at $18,145.

In September 2015 we issued 31,058 shares of restricted and unregistered shares of common stock for interest on outstanding notes valued at $3,711.

In November 2015 we issued 191,327 shares of restricted and unregistered shares of common stock for cash totaling $15,000.

In December 2015 we issued 402,273 shares of restricted and unregistered common stock for services valued at $14,309.

In December 2015 we issued 4,500,000 shares of restricted and unregistered common stock as compensation valued at $141,250.

Warrants

During the year-ended December 31, 2015 we issued warrants to certain investors as part of the private placements of our restricted and unregistered common stock.

The following table presents a summary of our warrant activity through December 31, 2015:

	As of December 31, 2015
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2014	871,591	$0.88	2.83	$–
Warrants granted	3,000,000	0.22	2.43	–
Warrants exercised	–	–	–	–
Warrants expired, cancelled, forfeited	–	–	–	–

Outstanding and exercisable at December 31, 2015	3,871,591	$0.37	2.52	$–

The warrants did not have any intrinsic value as of December 31, 2015 and 2014 and were fully vested. Of the outstanding warrants, 862,500 are contingently exercisable only in the event that other equity-linked instruments are exercised.

Options

In August 2015, outstanding options and warrants with an aggregate fair value of $493,161 were reclassified from equity to derivative liability.

As of December 31, 2015 and 2014 the Company had 568,182 stock options outstanding. During the periods presented there were no options granted, exercised, cancelled, or forfeited, correspondingly, no additional compensation expense was recognized for the periods presented. All options outstanding are exercisable and do not have any intrinsic value as of December 31, 2015 and 2014 and are set to expire in October of 2017. At December 31, 2015 the weighted average exercise price of the outstanding options was $6.60 with a weighted average remaining term of 1.84 years.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

The Company has entered into various convertible debt financing transactions with third party investors (“Investors”). As of December 31, 2015 the Company issued convertible notes to Investors in the aggregate principal amount of $309,000. The notes are unsecured, and provide for the conversion of all principal and interest outstanding under the notes into shares of the Company’s common stock beginning six months after the issuance date of the respective notes (“conversion date”) at conversion rates of 55%-60% of the lowest listed market price of the Company’s common stock for the previous twenty to twenty-five trading days immediately prior to the conversion date.

The conversion price of the notes are subject to adjustment in the event of stock splits, dividends, distributions and similar adjustments to our capital stock. The number of shares of common stock subject to the Notes may be adjusted in the event of mergers, distributions, sale of substantially all of the Company’s assets, tender offers and dilutive issuances.

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

Convertible notes payable consist of the following:

	As of December 31, 2015
	Face Value of Note	Intrinsic Value of Fixed Conversion Element	Unamortized Discount	Net Balance
JMJ Financial: 12% Convertible note due August 24, 2017	$27,500	$20,833	$(17,804)	$30,529

Auctus Fund, LLC; 8% Convertible note due May 28, 2016	56,250	46,023	(27,766)	74,507

LG Capital Funding, LLC; 8% Convertible note due August 21, 2016	27,000	22,091	(15,594)	33,497

St George Investment, LLC; 8% Convertible note due September 9, 2016	32,000	26,182	(19,737)	38,445

Carebourn Capital, LP; 12% Convertible note due July 5, 2016	87,500	87,500	(65,846)	109,154

LG Capital Funding, LLC; 8% Convertible note due October 9, 2016	78,750	78,750	(65,427)	92,073

Total Convertible Notes	$309,000	$281,379	$(212,174)	$378,205

The Company did not have any convertible notes outstanding as of December 31, 2014.

During the year-ended December 31, 2015 the Company recognized discount accretion totaling $69,205 included in interest expense in the accompanying results of operations. Since the Company has determined the convertible notes will be stock settled, beginning six months after the date of each issuance, all of the convertible notes payable have been classified as current in the accompanying balance sheet.

NOTE 6 – EMBEDDED DEBT CONVERSION FEATURES AND OTHER EQUITY-LINKED INSTRUMENTS

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

The Company periodically, or when specific transactions occur that may have material impacts on the presentation of the financial statements, reviews it outstanding equity and equity-linked instruments to determine the appropriate classification in the accompanying balance sheet, equity or liability (asset). During the year ended December 31, 2015 the company reclassified all of its previously outstanding options and warrants from equity to liability. The determination to reclassify the previously outstanding options and warrants resulted from the issuance of convertible notes payable that are potentially convertible into an unlimited number shares of common stock.

The Company measures and re-measures the fair value of the instruments not classified as permanent equity using a Black Scholes Merton pricing model. The following assumptions were used to estimate the fair value of the Company’s derivative liabilities:

Expected volatility	445.55%
Expected term (years)	.040 to 2.50
Dividend yield	0.0%
Discount Rate	0.16%

During the year-ended December 31, 2015 the Company recognized a derivative liability, and corresponding finance fee, with an initial fair value totaling $148,755 associated with the variable conversion element embedded in the convertible notes payable. Finance fees are included as a component of interest expense in the accompanying results of operations.

In August 2015, outstanding options and warrants with an aggregate fair value of $493,161 were reclassified from equity to derivative liability.

As of December 31, 2015 the Company had derivative liability obligations with an aggregate fair value totaling $664,426. During the year-ended December 31, 2015 the Company recognized a gain on the change in the fair value of derivative liabilities totaling $22,510 included as a component of other income (expense) in the accompanying statements of operations.

Financial liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurements
	December 31,	Quoted price in active markets for unobservable identical assets	Significant other inputs	Significant observable inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Derivative liability	$664,426	$–	$–	$664,426

The derivative liabilities are measured at fair value using a Black Sholes Merton Pricing Model. The model is based on assumptions including quoted market prices and estimated volatility factors based on historical quoted market prices for the Company’s common stock, and are classified within Level 3 of the valuation hierarchy.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	December 31, 2015	December 31, 2014
Beginning Balance	$–	$–
Aggregate fair value of derivative issued	148,755	–
Liability reclassification for other equity linked instruments	493,161	–
Change in fair value of derivative included in results of operations (gain) loss	22,510	–

Ending Balance	$664,426	$–

NOTE 7 – ACCRUED EXPENSES

During the year-ended December 31, 2015 our management, with the assistance of our defense attorney, analyzed the merit and likelihood of an unfavorable outcome in the matter of Congoo, LLC v. HDIMAX Max Media, Inc. Civ. Action No. 3:15-cv-01423. Based on the facts and circumstances, we determined the likelihood of an unfavorable outcome to be remote. Correspondingly, we reversed the previously accrued obligation of $422,448, as presented in sales and marketing expense, in the accompanying statement of operations.

NOTE 8 – LICENSED CONTENT

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

NOTE 9 – COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES

Operating Lease

The Company is currently obligated under an operating lease for office space and associated building expenses.  The lease expires in January 2017.  As of December 31, 2015, future minimum payments for all lease obligations are as follows:

Year	Amount
2016	$4,950
2017	450
$5,400

NOTE 10 – LEGAL

The Company is currently under negotiations to pay a vendor claim. The possible exposure of the claim ranges from $95,000 to $150,000, the company has accrued $129,306, as of December 31, 2015.

NOTE 11 – SUBSEQUENT EVENTS

ASC 855-16-50-4 establishes accounting and disclosure requirements for subsequent events. ASC 855 details the period after the balance sheet date during which we should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. We have evaluated all subsequent events through the date these consolidated financial statements were issued, and determined the following are material to disclose:

In January 2016 we issued 500,000 shares of restricted and unregistered shares of common stock for cash proceed of $15,000.

In January 2016 we entered into a lease agreement for office space with a 12 month term. Company pays $450 a month for space rented.

In January 2016 we issued a total of 2,500,000 shares of restricted and unregistered shares of common stock as compensation to our officers, valued at $142,250.

In February 2016, a convertible note holder converted $4,275 of principal for 250,000 shares of the Company’s common stock.

In February 2016, a convertible note holder converted $58,482, total principal and interest for 3,744,015 of the Company’s common stock.

In February 2016, a convertible promissory note was modified to remove the conversion feature while the remaining note terms stayed the same.

In February 2016 we issued 75,000 shares of restricted and unregistered shares of common stock to a Director for services totaling $14,250.

In February 2016 we entered in a $50,000 web development services agreement that included the issuance of 603,449 shares of restricted and unregistered shares of common stock for website development services totaling $35,000.

In February 2016 we issued 100,000 shares of restricted and unregistered shares of common stock for consulting services totaling $5,690.

In February 2016 we issued 150,000 shares of restricted and unregistered shares of common stock for consulting services totaling $8,535.

In February 2016 we issued 35,000 shares of restricted and unregistered shares of common stock for consulting services totaling $1,992.

In February 2016 we settled $3,850 payment related to legal claim conducted via Quitclaim.

In February 2016 we issued 2,898,551 shares of restricted and unregistered shares of common stock for cash totaling $100,000.

In February 2016 we obtained a $250,000 promissory note with a 15% interest rate due on June 2016 and this transaction also included issuance of 100,000 shares of restricted and unregistered shares of common stock as in incentive totaling $5,800.

In February 2016 the board of directors presented an option to the Company’s chairman to convert his cash compensation accrual for year ended December 31, 2015 to stock and the offered is extended until the end of the 1st Quarter of 2016.

In February 2016 we issued 1,428,575 shares of restricted and unregistered shares of common stock as a $50,000 payment for a $209,000 balance owed to one of our service providers.

In February 2016 we entered into a contract agreement for communications and formulate capital strategies in global markets, the term of the agreement is 12 months and cost associated with it ranges from $3,500 to $5,000 per month.

In February 2016 we issued 340,136 shares of restricted and unregistered shares of common stock for cash totaling $25,000.

In February 2016 we issued 136,054 shares of restricted and unregistered shares of common stock for cash totaling $10,000.

In March 2016, a convertible note holder converted $5,000 of principal and interest for 193,010 of the Company’s common stock.

In March 2016, a convertible note holder converted $9,000 of principal and $414 of interest for 570,560 shares of the Company’s common stock.

In March 2016, a convertible note holder converted $5,400 of principal for 300,000 shares of the Company’s common stock.

In March 2016 we obtained a $44,000 convertible promissory note with a 12% interest rate due on December 2016.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

On September 14, 2015, we were notified that the Haynie and Company audit partner on our account was no longer with the firm and had joined the firm WSRP, LLC. As a result, Zonzia Media, Inc. dismissed Haynie and Company as our independent registered public accounting firm effective immediately. The dismissal was approved by the Board of Directors of the Company.

Haynie’s reports on the financial statements as of December 31, 2014 and for the period from May 24, 2014 (the Company’s inception) to December 31, 2014 dated April 15, 2015 contained a going concern note resulting from the fact that the Company has no source of recurring revenue; negative working capital; and has suffered recurring losses from operations. Other than the foregoing, Haynie’s reports on the financial statements for the fiscal year end December 31, 2014 and for the period from May 24, 2014 to December 31, 2014 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company’s period from May 24, 2014 to December 31, 2014 and through September 14, 2015, there were no disagreements with Haynie on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Haynie, would have caused it to make reference to the subject matter of the disagreements in connection with its report. Further, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K occurring during the Company’s period from May 24, 2014 to December 31, 2014 and through September 14, 2015.

The Company provided a copy of the foregoing disclosures to Haynie prior to the date of our filing a current report on Form 8-K containing them on September 18, 2015. Haynie furnished us with a letter addressed to the Securities and Exchange Commission, a copy of which was filed as Exhibit 16.1 to such Form 8-K.

On September 14, 2015, the Board of Directors of the Company engaged WSRP, LLC (“WSRP”) as the Company’s new independent registered public accounting firm. One of the partners with WSRP is the same auditor who was engaged on the audit of the Company while at Haynie.

During the period from May 24, 2014 to December 31, 2014 through September 14, 2015 and during any subsequent interim period preceding the date of engagement, neither the Company, nor anyone acting on its behalf, consulted with WSRP regarding (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that would have been rendered on the Company’s financial statements, and no written report was provided to the Company nor was oral advice rendered that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K.).

ITEM 9A.   CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive Officer (who is also our Principal Financial Officer), to allow timely decisions regarding required disclosures. As of the end of the period covered by this Annual Report, management performed, with the participation of our Principal Executive Officer (who is also our Principal Financial Officer), an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Based on this evaluation, our Principal Executive Officer (who is also our Principal Financial Officer) concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective.

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

Management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. Management based its assessment on the framework set forth in COSO’s Internal Control – Integrated Framework (1992) in conjunction with Securities and Exchange Commission Release No. 33-8820 entitled "Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities and Exchange Commission". Based on this evaluation, management concluded that internal control over financial reporting was not effective as of December 31, 2015.

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

(c) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no significant changes in our internal controls over financial reporting during the fiscal year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Current Directors and Executive Officers

The following individuals serve as directors and executive officers of our company as of the date of this report. All directors of our company hold office until the next annual meeting of our stockholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Age	Office
Myles A. Pressey III	58	Chairman of the Board and Interim Chief Financial Officer
Johnathan F. Adair	50	Chief Executive Officer
Stanley L. Teeple	63	Chief Compliance Officer
Steven L. Sanders	55	Director
Philip Fraley	33	Director
Joseph Martin	44	Director

Advisory Board members:

Charles R. Dutton

John Reynolds

Myles A. Pressey III

Since September 2014, Mr. Pressey has devoted his full time to the Company, first as Chief Business Development Officer and then, beginning in late January 2015, as both Chairman of the Board and Chief Interim Financial Officer. Throughout his career, Mr. Pressey served in many roles in investment and relationship management. Mr. Pressey has provided financial advisor services to high net worth individuals, represented retired professional basketball players in sponsorship deals and negotiated and managed endorsement and television appearance deals for athletes and entertainers. From February 2012 through July 2014, Mr. Pressey has owned and operated Regency Park Entertainment, an independent film production and finance company. From January 2010 to January 2012, Mr. Pressey was the Managing Director of Film & Media at Sun Center Studios, Pennsylvania’s only state-of-the-art sound stage facility and campus dedicated to servicing major film and television production companies within the entertainment industry. Before joining Sun Center Studios in 2010, Mr. Pressey served as the Chief Executive Officer of Pressey Padell Sports & Entertainment, which was founded in 2008 and focused on all facets of business management for athletes and entertainers. Pressey Padell Sports & Entertainment handled not only endorsements and TV appearances but also guided each athlete and entertainer and their families through all of their financial, marketing and endorsement matters. Mr. Pressey devotes his full time business efforts on behalf of Zonzia Media, Inc.

In connection with Mr. Pressey’ appointment as the Company’s Chairman of the Board of Directors and Interim Chief Financial Officer, Mr. Pressey entered into an employment agreement with the Company on January 29, 2015. The employment agreement provides for an initial term of four years, with an automatic one-year renewal thereafter, unless the employment agreement is terminated by advance written notice of either party. Under the terms of the employment agreement, Mr. Pressey receives a base salary in the amount of $250,000 per year. Subject to the discretion of the CEO and the Board of Directors, Mr. Pressey shall be eligible for an annual bonus of not less than fifteen percent (15%) and not more than thirty-five percent (35%) of annual base salary. Mr. Pressey received an initial grant of 125,000,000 shares of the Company’s restricted common stock within 30 days of signing the employment agreement. In addition, pursuant to an amendment to Mr. Pressey’s compensation approved by the Board of Directors, Mr. Pressey is entitled to a potential subsequent equity award; provided that this entire subsequent award is subject to the achievement of corporate performance benchmarks set by the Board of Directors. For example, if the Company achieves twenty-five million dollars ($25,000,000) in revenue on a consolidated reporting basis during any calendar year, Mr. Pressey III will be entitled to the entire award of 62,500,000 shares to be issued in equal annual increments over the remaining term of his employment agreement, all subject to Mr. Pressey’s continued service. The employment agreement further provides that Mr. Pressey is entitled to 4 weeks of paid vacation per year.

The Company may terminate the employment agreement with Mr. Pressey for cause, without cause, or by reason of his death or disability. Mr. Pressey may terminate the employment agreement for any reason by advance written notice. If the employment agreement is terminated by reason of death, disability, resignation by Mr. Pressey or termination by the Company without Cause (as defined in the employment agreement) then the Company will be required to pay to Mr. Pressey severance pay of four months base compensation and continue all other benefits under the agreement for a period of four months. If the Company terminates the employment agreement for Cause, then Mr. Pressey will only be entitled to the base salary and benefits earned through and including the date of termination. Mr. Pressey has agreed not to compete with us during the term of his employment agreement and for a period of twelve months thereafter. We also agree to indemnify Mr. Pressey pursuant to the employment agreement.

Before establishing Pressey Padell Sports & Entertainment, Mr. Pressey held various business and investment management roles. Mr. Pressey holds a Bachelor of Arts Degree from Antioch University.

Mr. Pressey’s experience with current and retired professional athletes, entertainers, capital market and investment and business management is critical to our content, marketing and business development strategy that is centered on our ability to establish and maintain long-term relationships with content providers across all of our media offerings.

Johnathan F. Adair

Mr. Adair has served as the Company’s Chief Executive Officer since November 2015. From January through October, 2015, Mr. Adair served as the Company’s Chief Operating Officer. Mr. Adair is a seasoned veteran and well versed in all aspects of the entertainment industry with over 20 years of experience. Mr. Adair’s background includes post at Sony Pictures Entertainment, Universal Pictures, The Walt Disney Company and the Los Angeles Philharmonic. From February 2012 through December 2014, Mr. Adair served as a partner at Regency Park Entertainment, an independent film production and finance company. From January 2010 to January 2012 Mr. Adair served as a partner at Valley Vista Entertainment an independent film and TV production company. At Sony Pictures, Mr. Adair created and guided the marketing strategies for the company’s licensed consumer products division including the blockbuster Spiderman 2, which broke both box office and licensed sales records. At Universal Pictures, Mr. Adair ran the worldwide marketing operations for Universal Home Entertainment Productions representing over $120 million in revenue. While at the Walt Disney Company, Mr. Adair directed the consumer products marketing and promotional strategies for the Winnie The Pooh and Mickey Mouse brands and Disney’s television and live action film properties. Mr. Adair devotes full-time of his business efforts to Zonzia Media, Inc.

In connection with Mr. Adair’ appointment as the Company’s COO in January 2015 and as the Company’s CEO as of November, 2015, Mr. Adair entered into an employment agreement with the Company. The employment agreement provides for an initial term of four years, with an automatic one-year renewal thereafter, unless the employment agreement is terminated by advance written notice of either party. Under the terms of the employment agreement, Mr. Adair receives a base salary in the amount of $250,000 per year. Subject to the discretion of the CEO and the Board of Directors, Mr. Adair shall be eligible for an annual bonus of not less than fifteen percent (15%) and not more than thirty-five percent (35%) of annual base salary. Mr. Adair received an initial grant of 5,000,000 shares of the Company’s restricted common stock within 30 days of signing the employment agreement, and will be granted 2,500,000 additional shares of the Company’s common stock on each of the subsequent four anniversaries of the commencement of employment, should Mr. Adair continue to be employed in good standings on such dates. The employment agreement further provides that Mr. Adair is entitled to 4 weeks of paid vacation per year.

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

Stanley L. Teeple

Mr. Teeple has served as the Company’s Secretary and Chief Compliance Officer since December 2014. From October 2006 through December 2010 Mr. Teeple was Chief Financial Officer for Indigo-Energy, Inc. (a former name of the Company). From January 2011 through September 2013, as President of Stan Teeple, Inc., Mr. Teeple provided services as Chief Financial Officer and provided consulting services for various companies, including Element Renewal, a privately held water treatment company. In October 2013, Mr. Teeple undertook the engagement from New Hope Partners LLC, a privately held group of shareholders of Indigo-Energy, Inc., to work on the turnaround and compliance-related efforts, in hopes of returning the company to fully-reporting status. In May 2014, that task was accomplished and Indigo Energy engaged Mr. Teeple as its interim CFO and consultant. That engagement continued until December 1, 2014 when the Company named Mr. Teeple as its Chief Compliance Officer and Secretary.

In connection with Mr. Teeple’ appointment as the Company’s Secretary and Chief Compliance Officer, Mr. Teeple entered into an employment agreement with the Company on December 1, 2014 and a subsequent Modification Agreement on January 29, 2015. The employment agreement and modification provides for an initial term of four years, with an automatic one-year renewal thereafter, unless the employment agreement is terminated by advance written notice of either party. Under the terms of the employment agreement, Mr. Teeple receives a base salary in the amount of $250,000 per year. Subject to the discretion of the CEO and the Board of Directors, Mr. Teeple shall be eligible for an annual bonus of not less than fifteen percent (15%) and not more than thirty-five percent (35%) of annual base salary. Mr. Teeple received an initial grant of 5,000,000 shares of the Company’s restricted common stock within 30 days of signing the employment agreement, and will be granted 2,500,000 additional shares of the Company’s common stock on each of the subsequent four anniversaries of the commencement of employment, should Mr. Teeple continue to be employed in good standings on such dates. The employment agreement further provides that Mr. Teeple is entitled to 4 weeks of paid vacation per year.

The Company may terminate the employment agreement with Mr. Teeple for cause, without cause, or by reason of his death or disability. Mr. Teeple may terminate the employment agreement for any reason by advance written notice. If the employment agreement is terminated by reason of death, disability, resignation by Mr. Teeple or termination by the Company without Cause (as defined in the employment agreement) then the Company will be required to pay to Mr. Teeple severance pay of four months base compensation and continue all other benefits under the agreement for a period of four months. If the Company terminates the employment agreement for Cause, then Mr. Teeple will only be entitled to the base salary and benefits earned through and including the date of termination. Mr. Teeple has agreed not to compete with us during the term of his employment agreement and for a period of twelve months thereafter. We also agree to indemnify Mr. Teeple pursuant to the employment agreement.

Over the last 30 years Mr. Teeple has held numerous senior management positions in a number of public and private companies across a broad spectrum of industries. Additionally he has operated and worked for various court appointed trustees and principals as CEO, COO, and CFO in the entertainment, pharmaceuticals, food, travel, and tech industries. He previously operated his consulting business on a project-to-project basis, and holds various other directorships and now devotes full time to Zonzia Media, Inc. His businesses operational strengths include knowing how to manage and maximize the resources and preserve the integrity of a company from start-up through to maturity.

Steven L. Sanders

Mr. Sanders has served as a member of the Board of Directors of Zonzia Media, Inc. since February 19, 2105. As Chairman, CEO, and Chief Investment Strategist (CIS) at StoneRidge Investment Partners, LLC since 2009, Steven Sanders is a leader in the money management industry. Mr. Sanders has led multiple firms to growth and profitability over his extensive 30-year career. In 2009, Mr. Sanders led the growth of StoneRidge from $200 Million to $1.2 Billion in assets under management while driving enhancements to the firm's equity investment process and helping launch and develop StoneRidge’s suite of custom designed fixed income products.

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

Mr. Sanders has provided economic and financial market commentary to national and local television networks such as CNBC, Bloomberg, CNN, ABC World News, Fox TV, and CN8’s Money Matters Today. His presentations on Macro Economics and Financial Markets are in demand at many investment conferences. Mr. Sanders has served as a spokesperson for Citibank Master Card and Visa’s national financial education program and authored a booklet about the virtues of saving and spending wisely, “Money Matters for Young Adults”. Since 2007, he has co-hosted Financial Voices; a weekly financial and economic awareness program which airs on 900AM WURD Radio in Philadelphia and broadcast internationally via the web. Mr. Sanders serves as Chairman of the Investment Committee for The Philadelphia Foundation, a member of the Board of Trustees at the Pennsylvania Academy of Fine Arts, Advisory Board member of The Network for Teaching Entrepreneurship Philadelphia and Board member for TOCFWH.  Mr. Sanders holds a B.B.A. in Risk Management from Howard University. His engagement provides that Zonzia issues 150,000 shares of restricted stock annually for his service as a member of the Board of Directors.

Philip Fraley

Mr. Fraley is President of Real Partners, LLC, a financial services and wealth advisory firm, where he has served since May 2012. Prior to that, Mr. Fraley served as a Director of Guggenheim Partners from May 2010 to May 2012. He has spent the past 10 years of his career working in the family office and investment advisory industry specializing in investment, wealth management and merchant banking for both U.S. and international clients. Previously, Philip held positions at Guggenheim Partners and BNY Mellon. Philip is a graduate of the University of Pittsburgh with a B.S. in Accounting.

Mr. Fraley joined the Zonzia Board of Directors on June 3, 2015 and continues to pursue his other business interests providing Zonzia services as required. His engagement provides that Zonzia issues 150,000 shares of restricted stock annually for his service as a member of the Board of Directors.

Joseph Martin

Mr. Martin joined the Company’s Board of Directors on July 30, 2015. As Co-Chair of the Intellectual Property Group at the 175-lawyer regional law firm Archer & Greiner, P.C. from November 1999 through July 2015, Mr. Martin has represented cutting edge technology companies for a good part of his professional career. As both an intellectual property litigator and a business consultant, Mr. Martin has specialized in helping entrepreneurial clients protect and monetize their IP assets, resolve governance disputes, and grow revenue through strategic acquisitions and financings.  Since January 2010, Mr. Martin has served as the President of the Board of Trustees of the Tuckerton Seaport Museum, where he leads an innovative Board and executive team which has garnered numerous awards and national recognition as a museum of distinction. Mr. Martin is a graduate of Rutgers University School of Law where he earned his Juris Doctorate degree and received his B.A. degree from the College of New Jersey.

Advisory Board

The Advisory Board Charter provides that Advisory Board members will assist Zonzia’s Directors, management, and specifically the Chairman of the Board of Directors regarding business issues including marketing, content development, sales, financing, expansion, creativity and others.

Mandate for Membership

Selection as an Advisory Board member is due to an individual’s specific skill-set of knowledge and experiences that places him or her on the leading edge of what Zonzia has defined as its operating model. Each member has distinct knowledge on different aspects of business such as marketing, product development and sales techniques that are of use to the Directors. Each must be a seasoned professional who has unique insight, knowledge, and experience in the world of entertainment, film, music, and development of creative content. Moreover, each must have a like mind with the Board and management of the Company in areas of character, moral codes, and faith which is so important to our corporate mission.

Charles “Roc” Dutton

Mr. Dutton joined the Company’s Advisory Board in May of 2015 and is compensated for his contributions with an annual stock award of 75,000 shares of restricted common stock.

Charles Roc Dutton, 61 hails from Baltimore, Maryland. In his youth, Dutton had a short-lived stint as an amateur boxer with the nickname "Roc." Upon graduation from Hagerstown Junior College in Maryland he enrolled as a drama major at Towson State University in Towson, Maryland. After his time at Towson, Dutton earned a master's degree in acting from the Yale School of Drama.

From January 2009 until January 2013 Mr. Dutton worked as a self-employed developer, actor, and producer of various made-for-television and film roles. From February- October 2013 Mr. Dutton was engaged as a primary actor in the television series “Zero Hour”. From November –December 2013 Mr. Dutton was engaged filing the feature film “The Monkey’s Paw”. From January 2014 through June 2015 Mr. Dutton worked as an independent actor and television and film producer.

In 1984, Dutton made his Broadway debut in August Wilson's  Ma Rainey's Black Bottom , winning a Theatre World Award and a Tony Award nomination for Best Actor. In 1988, Dutton played a killer in the television miniseries  The Murder of Mary Phagan  opposite Jack Lemmon and Kevin Spacey. 1990 brought him a second Best Actor Tony nomination for his role in another Wilson play,  The Piano Lesson . From 1991-1994, he starred in the Fox television series  Roc . Dutton co-starred in Alien 3 , the debut film of director David Fincher, then co-starred in 1993's  Rudy . Other films he has appeared in include  Get on the Bus ;  A Time to Kill ;  Cookie's Fortune ;  Crocodile Dundee II ;  Country; Menace ; and  Secret Window ..

Dutton won Outstanding Guest Actor Emmy Awards in 2002 and 2003 for his roles in The Practice  and  Without a Trace .. He was previously nominated in 1999, for his guest-starring role as Alvah Case in the HBO prison drama  Oz  in its second season premiere episode. For this role, he was also nominated for an NAACP Image Award. Also in 1999, he starred in an ensemble cast in  Aftershock: Earthquake in New York  in which he played the Mayor of New York City. Dutton gained acclaim for his comedy show  Roc  shown on FOX television (but produced by HBO) from 1991–1994, especially mid-run when the show was broadcast live. His work in this role won him a NAACP Image Award. He co-starred in the popular but short-lived 2005 CBS science fiction series, Threshold.

In 2000, Dutton directed the HBO miniseries The Corner. The miniseries was close to his heart for Dutton grew up on the streets of East Baltimore. It was adapted from  The Corner: A Year in the Life of an Inner-City Neighborhood  (Broadway Books, 1997) by David Simon (a reporter for the  Baltimore Sun ) and Ed Burns (a retired Baltimore homicide detective).  The Corner won several Emmys in 2000, including Best Miniseries. Dutton won for his direction of the miniseries. He worked with Simon previously in a 1996 episode of  Homicide: Life on the Street .

He starred as Montgomery County, Maryland Police Chief Charles Moose in the 2003 made-for-TV movie  D.C. Sniper: 23 Days of Fear , and appears in Season 2 of  The L Word . Dutton also appeared in "Another Toothpick," an episode of  The Sopranos . He guest starred on  House M.D.  as the father of Doctor Eric Foreman (Omar Epps) and on  Sleeper Cell: American Terror  as the father of undercover FBI agent Darwyn Al-Sayeed. He also directed two episodes of  Sleeper Cell .

On February 14, 2013 Dutton returned to TV in  Zero Hour  playing the role of a priest.

In 2013, Dutton played Detective Margolis in the horror film  The Monkey's Paw .

Family Relationships

There are no family relationships among our directors or officers.

Conflicts Of Interest

Our directors and officers are subject to restrictions regarding opportunities that may compete with our company’s business plan. New opportunities that are brought to the attention of our directors and officers must be presented to our Board of Directors and made available to our company for consideration and review under principles of state law corporate opportunity doctrines.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any of the following events during the past ten years:

(a)	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years before that time;

(b)	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

(c)	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

(d)	being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

(e)	being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(f)	being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

The following table provides certain summary information concerning compensation of our named executive officers for our fiscal year ended December 31, 2015 and 2014:

Summary Compensation Table
Name	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Plan Comp	Non-qualified Deferred Comp. Earnings	All Other Comp.	TOTAL
		($)	($)	($)	($)	($)	($)	($)	($)

Rajinder Brar, Former CEO and CFO(1)	2014	370,511							370,511

Analiya Vasilieva, Former Chief Content Officer(2)	2014	83,333		9,975,000					10,058,333

Myles A. Pressey III, Interim CEO and Chief Business Development Officer(3)	2014	93,833		13,725,000					13,818,833
	2015	250,000		47,500,000					47,750,000
Stanley L. Teeple, Chief Compliance Officer	2014			–
	2015	250,000		1,975,000					2,225,000
Johnathan F. Adair, Chief Executive Officer	2014			–
	2015	250,000		1,900,000					2,150,000
Lynnwood Bibbens, Chief Strategy Officer	2014			–
	2015	250,000		1,900,000					2,150,000
James Walter Jr., Former CEO and CFO(4)	2014			476,875					476,875
	2015	100,000		1,900,000					2,000,000
Frank McEnulty, Chief Financial Officer	2014
	2015	182,000		236,000					418,000
Naresh Malik	2014
	2015	250,000		1,500,000					1,750,000

_______________

(1)	Mr. Brar was appointed Chairman and Chief Executive Officer on November 21, 2014. Effective January 22, 2015 Mr. Brar resigned all previously appointed Officer and Board positions.

(2)	Ms. Vasilieva was appointed Chief Content Officer on November 21, 2014. Effective January 22, 2015 Ms. Vasilieva resigned as Chief Content Officer. The above compensation represents accrued amounts related to a December 2014 employment agreement that was retroactively cancelled with all previously accrued amounts being forfeited. Stock awards, representing 26,250,000 shares of restricted and unregistered common stock, scheduled to vest on January 1, 2015 were cancelled.

(3)	Mr. Pressey III was appointed Chief Business Development Officer and a Board Member on November 21, 2014. Effective January 22, 2015 Mr. Pressey III resigned as Chief Business Development Officer and Director. The above compensation represents accrued amounts related to a December 2014 employment agreement that was retroactively cancelled. Stock awards, representing 33,750,000 shares of restricted and unregistered common stock, scheduled to vest on January 1, 2015 were cancelled. Additionally, $900,000 of stock based compensation was earned on a pre-merger basis while in the employ of the public shell company and correspondingly eliminated from being presented in the accompanying statement of operations for the period ended December 31, 2014. Mr. Pressey was appointed as the Company’s Chief Business Development Officer and its Interim Chief Executive Officer and Interim Chief Financial Officer on January 29, 2015.

(4)	Mr. Walter Sr. resigned as the Sole Officer and Director of the Company on November 21, 2014. Additionally, $476,875 of stock based compensation was earned on a pre-merger basis while in the employ of the public shell company and correspondingly eliminated from being presented in the accompanying statement of operations for the period ended December 31, 2014. On January 22, 2015 Mr. Walter was appointed as the Sole Officer and Director and subsequently resigned all Officer positions on January 29, 2015.

Compensation of Executive Officers

Other than Mr. James C. Walter Sr., none of the named executive officers shown in the Summary Compensation Table served as executive officers of the non-surviving public company shell.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2014 the Company’s named executive officers collectively held restricted stock awards totaling 120,000,000 shares of common stock, half of which were scheduled to vest as of January 1, 2015 with an additional 60,000,000 shares of restricted common stock scheduled to vest as of July 15, 2015. In accordance with our Settlement Agreement dated January 22, 2015 all of these previously issued equity compensation awards were retroactively cancelled in January 2015. Accordingly, they are not shown in the table below. The table below sets forth all other options and stock awards received by the named executive officers of the Company with respect to fiscal year 2015:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested (#)
James C. Walter Sr.	5,682 (1)	–	–	$11.00	10/16/17	–	–	–	–
Stanley L. Teeple	227,273 (1)	–	–	$0.44	10/16/17	–	–	–	–

(1) Options and option price has been adjusted to reflect our 1 for 44 reverse stock split effective November 12, 2014.

Compensation of Directors

For the period ended December 31, 2015, one of our Directors also served as an executive officer of the Company. No officer received additional compensation in respect to his service on the Board in 2014. Accordingly, the tabular disclosure called for by Item 402(r) of Regulation S-K is not applicable.

Employment Agreements

We have entered into employment agreements with the following current executive officers, the terms of which are summarized below.

Myles A. Pressey III, Chairman and Interim Chief Financial Officer

Mr. Pressey III entered into an employment agreement with the Company on January 29, 2015. The employment agreement provides for an initial term of four years, with an automatic one-year renewal thereafter, unless the employment agreement is terminated by advance written notice of either party. Under the terms of the employment agreement, Mr. Pressey III receives a base salary in the amount of $250,000 per year. Subject to the discretion of the Board of Directors, Mr. Pressey III shall be eligible for an annual bonus of not less than fifteen percent (15%) and not more than thirty-five percent (35%) of annual base salary. Mr. Pressey received an initial grant of 125,000,000 shares of the Company’s restricted common stock within 30 days of signing the employment agreement. In addition, pursuant to an amendment to Mr. Pressey’s compensation approved by the Board of Directors, Mr. Pressey is entitled to a potential subsequent equity award; provided that this entire subsequent award is subject to the achievement of corporate performance benchmarks set by the Board of Directors. For example, if the Company achieves twenty-five million dollars ($25,000,000) in revenue on a consolidated reporting basis during any calendar year, Mr. Pressey III will be entitled to the entire award of 62,500,000 shares to be issued in equal annual increments over the remaining term of his employment agreement, all subject to Mr. Pressey’s continued service. The employment agreement further provides that Mr. Pressey is entitled to 4 weeks of paid vacation per year.

The Company may terminate the employment agreement with Mr. Pressey III for cause, without cause, or by reason of his death or disability. Mr. Pressey III may terminate the employment agreement for any reason by advance written notice. If the employment agreement is terminated by reason of death, disability, Mr. Pressey III’s resignation or termination by the Company without Cause (as defined in the employment agreement) then the Company will be required to pay to Mr. Pressey III severance pay of four months base compensation and continue all other benefits under the agreement for a period of four months. If the Company terminates the employment agreement for Cause, then Mr. Pressey III will be entitled to the base salary and benefits earned through and including the date of termination. Mr. Pressey III has agreed not to compete with us during the term of his employment agreement and for a period of twelve months thereafter. The Company also agreed to indemnify Mr. Pressey III pursuant to the employment agreement.

Stanley L. Teeple, Chief Compliance Officer

We entered into an employment agreement with Stanley Teeple, our Chief Compliance Officer dated December 1, 2014. Mr. Teeple performs the duties and functions of his office under the supervisory authority of our Board of Directors and Chief Executive Officer. The employment agreement provides for an initial term ending December 31, 2016, with an automatic one-year renewal thereafter, unless the employment agreement is terminated by advance written notice of either party. Under the terms of the employment agreement, Mr. Teeple receives a base salary in the amount of $250,000 per year, subject to review at least annually by the CEO or Board of Directors. For 2014, Mr. Teeple is eligible for a $100,000 bonus and for 2015 and subsequent years, a bonus of not less than 5% and not more than thirty-five percent (35%) of prior year annual base salary shall be awarded in the discretion of the CEO and Board of Directors or committee thereof. Mr. Teeple shall receive a one-time grant of one million shares of the Company’s common stock, to be issued not later than June 30, 2015. Mr. Teeple is also entitled to participate in and receive such other benefits and compensation that our company may furnish to other management personnel or employees generally. The employment agreement further provides that Mr. Teeple is entitled to 3 weeks of paid vacation per year commencing January 1 2015. He is also entitled to and other executive level benefits under the employment agreement.

On January 29, 2015, the Company modified the Teeple employment agreement to change the stock issuance to the initial five million shares and an annual award of 2.5 million shares, changed the term of the agreement to four years, and modified the rights on termination language to coincide with that of the other senior executives.

We may terminate the employment agreement with Mr. Teeple for cause, without cause, or by reason of his death or disability. Mr. Teeple may terminate the employment agreement for any reason by advance written notice. If the employment agreement is terminated by reason of death, disability, or termination by the Company without Cause (as defined in the employment agreement) then our company will be required to pay to Mr. Teeple severance pay of four months base compensation and continue all other benefits under the agreement for a period of four months. If we terminate the employment agreement for cause or if Mr. Teeple terminates the employment agreement, then Mr. Teeple will be entitled to the base salary and benefits earned through and including the date of termination. Mr. Teeple has agreed not to compete with us during the term of his employment agreement and for a period of twelve months thereafter. We also agree to indemnify Mr. Teeple pursuant to the employment agreement.

Johnathan F. Adair, Chief Executive Officer

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

Pension Benefits

We do not maintain any pension plan or arrangement under which our named executive officers are entitled to participate or receive post-retirement benefits.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plan or arrangement under which our named executive officers are entitled to participate.

Employee Benefit Plans

2007 Stock Option Plan. Our Board of Directors adopted our company’s 2007 Stock Option Plan (the “2007 Stock Option Plan”). The 2007 Stock Option Plan was approved by our stockholders at a meeting of stockholders held on October 15, 2007. The description set forth below summarizes the principal terms and conditions of the 2007 Stock Option Plan, does not purport to be complete and is qualified in its entirety by reference to the 2007 Stock Option Plan, a copy of which has been filed with the Securities and Exchange Commission as an Exhibit to this Report.

General. The primary objectives of the 2007 Stock Option Plan are to:

•	attract and retain selected key employees, consultants and directors;
•	encourage their commitment;
•	motivate superior performance;
•	facilitate attainment of ownership interests in our company;
•	align personal interests with those of our stockholders; and
•	enable them to share in the long-term growth and success of our company.

Shares Subject to 2007 Stock Option Plan. The number of shares of common stock of our company reserved under the 2007 Stock Option Plan is 909,091.1 The number of shares available under both the 2007 Stock Option Plan and outstanding incentive awards are subject to adjustments to prevent enlargement or dilution of rights resulting from stock dividends, stock splits, recapitalization or similar transactions, or resulting from a change in applicable laws or other circumstances.

Administration. The Plan shall be administered by either the Board of Directors of the Company (the “Board”) or by a committee (the “Committee”) to which administration of the Plan, or of part of the Plan, may be delegated by the Board (in either case, the “Administrator”). The Board shall appoint and remove members of such Committee, if any, in its discretion in accordance with applicable laws. If necessary in order to comply with Rule 16b-3 under the Exchange Act and Section 162(m) of the Code, the Committee shall, in the Board’s discretion, be comprised solely of “non-employee directors” within the meaning of said Rule 16b-3 and “outside directors” within the meaning of Section 162(m) of the Code. The foregoing notwithstanding, the Administrator may delegate nondiscretionary administrative duties to such employees of the Company as it deems proper and the Board, in its absolute discretion, may at any time and from time to time exercise any and all rights and duties of the Administrator under the Plan.

_______________

1 This reflects the 1-for-44 reverse stock split, which became effective on November 12, 2014. Originally, 40,000,000 shares of our common stock was reserved under the 2007 Stock Option Plan.

Eligibility. Every person who at the date of grant of an Option is an employee of the Company or of any Affiliate (as defined below) of the Company is eligible to receive Non-qualified stock options (“NQSOs”) or Incentive Stock Options (“ISOs”) under the Plan. Every person who at the date of grant is a consultant to, or non-employee director of, the Company or any Affiliate (as defined below) of the Company is eligible to receive NQSOs under the Plan. The term “Affiliate” as used in the Plan means a parent or subsidiary corporation as defined in the applicable provisions (currently Sections 424(e) and (f), respectively) of the Code. The term “employee” includes an officer or director who is an employee of the Company. The term “consultant” includes persons employed by, or otherwise affiliated with, a consultant.

Terms and Conditions

All Options granted under the 2007 Stock Option Plan shall be subject to the terms and conditions provided therein, including:

1. Time of Option Exercise. Subject to the other relevant provisions of the Plan, Options granted under the Plan shall be exercisable (a) immediately as of the effective date of the stock option agreement granting the Option, or (b) in accordance with a schedule as may be set by the Administrator (each such date on such schedule, the “Vesting Base Date”) and specified in the written stock option agreement relating to such Option. In any case, no Option shall be exercisable until a written stock option agreement in form satisfactory to the Company is executed by the Company and the optionee.

2. Nontransferability of Option Rights. Except with the express written approval of the Administrator which approval the Administrator is authorized to give only with respect to NQSOs, no Option granted under the Plan shall be assignable or otherwise transferable by the optionee except by will, by the laws of descent and distribution or pursuant to a qualified domestic relations order. During the life of the optionee, an Option shall be exercisable only by the optionee.

3. Payment. All options issued under the Plan are deemed to be cashless. Options may be exercised using the intrinsic value of the options.

4. Termination of Employment. All options issued under the plan are to be vested immediately unless stipulated otherwise by the Administrator at the time of issuance. The Employee shall have 90 days from termination to exercise the option or it shall expire.

5. Determination of Value. For purposes of the Plan, the fair market value of Shares or other securities of the Company shall be determined as follows:

(a) Fair market value shall be the closing price of such stock on the date before the date the value is to be determined on the principal recognized securities exchange or recognized securities market on which such stock is reported, but if selling prices are not reported, its fair market value shall be the mean between the high bid and low asked prices for such stock on the date before the date the value is to be determined (or if there are no quoted prices for such date, then for the last preceding business day on which there were quoted prices).

(b) In the absence of an established market for the stock, the fair market value thereof shall be determined in good faith by the Administrator, with reference to the Company’s net worth, prospective earning power, dividend-paying capacity, and other relevant factors, including the goodwill of the Company, the economic outlook in the Company’s industry, the Company’s position in the industry, the Company’s management, and the values of stock of other corporations in the same or similar line of business.

Federal Income Tax Consequences

The holder of an ISO does not realize taxable income upon the grant or upon the exercise of the option (although the option spread is an item of tax preference income potentially subject to the alternative minimum tax). If the stock acquired upon exercise of the options sold or otherwise disposed of within two (2) years from the option grant date or within one year from the exercise date then, in general, gain realized on the sale is treated as ordinary income to the extent of the option spread at the exercise date, and the Company receives a corresponding deduction. Any remaining gain is treated as capital gain. If the stock is held for at least two (2) years from the grant date and one year from the exercise date, then gain or loss realized upon the sale will be capital gain or loss and the Company will not be entitled to a deduction. A special basis adjustment applies to reduce the gain for alternative minimum tax purposes.

Section 409A of the Code generally provides that any deferred compensation arrangement that does not satisfy specific written requirements regarding (i) timing and form of payouts, (ii) advance election of deferrals and (iii) restrictions on acceleration of payouts results in immediate taxation of all amounts deferred to the extent not subject to a substantial risk of forfeiture. In addition, taxes on the amounts included in income also are subject to a 20% excise tax and interest. In general, to avoid a violation of Section 409A of the Code, amounts deferred may be paid out only upon separation from service, disability, death, a specified time, a change in control (as defined by the Treasury Department) or an unforeseen emergency. Furthermore, the election to defer generally must be made in the calendar year before performance of services, and any provision for accelerated payout other than for reasons specified by the Treasury may cause the amounts deferred to be subject to early taxation and to the imposition of the excise tax. Section 409A of the Code is broadly applicable to any form of deferred compensation other than tax-qualified retirement plans and bona fide vacation, sick leave, compensatory time, disability pay or death benefits and may be applicable to certain awards under the 2007 Stock Option Plan. The Treasury Department has provided guidance on transition issues and final regulations under new Section 409A of the Code. Incentive awards under the 2007 Stock Option Plan that are subject to Section 409A of the Code are intended to satisfy the requirements of Section 409A of the Code, as specified in an incentive agreement.

Generally, taxable compensation earned by “covered employees” (as defined in Section 162(m) of the Code) for options or other applicable incentive awards is intended to constitute qualified performance-based compensation. We should, therefore, be entitled to a tax deduction for compensation paid in the same amount as the ordinary income recognized by the covered employees without any reduction under the limitations of Section 162(m) on deductible compensation paid to such employees. However, the committee may determine, within its sole discretion, to grant incentive awards to such covered employees that do not qualify as performance-based compensation. Under Section 162(m), our company is denied a deduction for annual compensation paid to such employees in excess of $1,000,000.

THE FOREGOING IS A SUMMARY OF THE UNITED STATES FEDERAL INCOME TAX CONSEQUENCES THAT GENERALLY WILL ARISE UNDER THE CODE WITH RESPECT TO INCENTIVE AWARDS GRANTED UNDER THE 2007 STOCK OPTION PLAN AND DOES NOT PURPORT TO BE A COMPLETE STATEMENT OF ALL RELEVANT PROVISIONS OF THE CODE.

MOREOVER, THIS SUMMARY IS BASED ON CURRENT FEDERAL INCOME TAX LAWS UNDER THE CODE, WHICH ARE SUBJECT TO CHANGE. THE TREATMENT OF FOREIGN, STATE, LOCAL OR ESTATE TAXES IS NOT ADDRESSED. THE TAX CONSEQUENCES OF THE INCENTIVE AWARDS ARE COMPLEX AND DEPENDENT ON EACH INDIVIDUAL’S PERSONAL TAX SITUATION. ALL PARTICIPANTS ARE ADVISED TO CONSULT WITH THEIR OWN TAX ADVISERS RESPECTING INCENTIVE AWARDS.

Limitation of Liability and Indemnification Matters

Our articles of incorporation contain provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by Nevada law.

Our articles of incorporation and bylaws authorize our company to provide indemnification to our directors and officers and persons who are or were serving at our request as a director, officer, manager or trustee of another corporation or of a partnership, limited liability company, joint venture, trust or other enterprise to the fullest extent permitted by Nevada law. Our articles of incorporation and bylaws also authorize our company, by action of our Board of Directors, to provide indemnification to employees and agents of our company and persons who are serving or did serve at our request as an employee or agent of another corporation or of a partnership, limited liability company, joint venture, trust or other enterprise with the same scope and effect as provided to our directors and officers as described above.

Our company has not entered into any indemnification agreement with any of its directors or officers.

We anticipate obtaining director and officer liability insurance with respect to possible director and officer liabilities arising out of certain matters, including matters arising under the Securities Act.

Option Exercises and Stock Vested

None of our named executive officers exercised stock options during 2015 and through the date of this Report.

Related Transactions

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

On May 24, 2014 our prior Chairman and Chief Executive Officer contributed the brands, rights, and ecommerce opportunities of HDIMAX.com and Frontlinewire.com to the Company in exchange for 48,500,000 shares of common stock of the Company. Since we were under control of our founder on the date of the transaction, our founder’s historical cost became the carrying cost of the contributed assets totaling $488. As of December 31, 2014 the cost of registering the websites was fully amortized; however, we maintained the rights to the domain names.

As of December 31, 2014 we owed a related party $340,163 as result of the related party directly paying third party vendors on our behalf. In February 2015 we issued 7,500,000 shares of restricted and unregistered common stock in full settlement of these previously accrued obligations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the directors, officers and persons who beneficially own more than 10% of the equity securities of reporting companies, file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Directors, officers and greater than 10% stockholders are required by SEC regulation to furnish our company with copies of all Section 16(a) forms that they file. Based solely on our review of the copies of such forms we received, we believe that during the year ended December 31, 2015, and through the date of this Report, all such filing requirements applicable to our company were complied with.

Code of Ethics

We have not adopted a corporate code of ethics that applies to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer or controller, or persons performing similar functions. Our decision not to adopt such a code of ethics results from our having only a limited number of officers and directors operating as the management for our company. We believe that, as a result of the limited interaction that occurs, having such a small management structure for our company eliminates the current need for such a code.

Committees of our Board of Directors

Audit Committee

We do not have a formal standing audit committee. Rather, audit committee functions are performed by our entire Board of Directors. These functions include: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and (5) funding for the outside auditory and outside advisors engagement by the audit committee.

Audit Committee Financial Expert

None of our directors or officers has the qualifications or experience to be considered a financial expert. We believe that the cost related to retaining a financial expert at this time is prohibitive. However, we do intend to appoint an audit committee financial expert in the foreseeable future.

Director Independence

Three of the members of our Board of Directors may be deemed to be independent under the standards for independence contained in the Nasdaq Marketplaces Rules, Rule 4350(d) and Rule 4200(a)(15).

Compensation Committee

Compensation committee functions are performed by our entire Board of Directors. Our Board of Directors does not have a charter or other formal policies regarding compensation.

Nominating and Corporate Governance Committee

Nominating and Corporate Governance committee functions are performed by our entire Board of Directors. Our Board of Directors does not have a charter or other formal policies regarding director nominations or corporate governance. The company provides an annual stipend for non-executive Directors if 150,000 Shares.

Stockholder Communications

Any stockholder may communicate directly to our Board of Directors by sending a letter to our company’s address of record.

•	encourage their commitment;

•	motivate superior performance;

•	facilitate attainment of ownership interests in our company;

•	align personal interests with those of our stockholders; and

•	enable them to share in the long-term growth and success of our company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of April 8, 2016, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock, by each of the Company’s officers and directors, and by the officers and directors of the Company as a group.

Name and Address of Stockholders†	Shares Beneficially Owned(1)(2)		Percentage Ownership(1)
Myles A. Pressey III (Chairman of the Board and Interim Chief Financial Officer)	128,409,091		51.53%
Stanley L. Teeple (3)	8,313,841	(3)	3.34%
Johnathan F. Adair (4)	7,500,000		3.01%
Steven L. Sanders (Director)	150,000		*
Philip Fraley (Director)	150,000		*
Joseph Martin (Director)	3,331,819		1.34%
Officers and Directors as a group (6) persons	147,854,751		59.34%

_______________

† Each stockholder’s address is c/o Zonzia Media, Inc., 2580 Anthem Village Drive, Suite B-7, Henderson, Nevada 89052

* Represents less than 1%.

(1)	Based on an aggregate of 249,169,122 shares of common stock outstanding as of April 8, 2016, and outstanding options and warrants convertible into shares of common stock totaling 17,614,504.

(2)	Unless otherwise indicated, shares are fully vested shares of the Company common stock.

(3)	Includes 8,313,841shares held by Stan Teeple, Inc., an entity which Mr. Teeple controls as its CEO. Mr. Teeple was appointed Chief Compliance Officeer effective December 31, 2015.

(4)	Formerly Chief Operating Officer and Appointed Chief Executive Officer effective November 6, 2015.

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

Related Transactions

As of December 31, 2014 we owed a related party $340,163 as result of the related party directly paying third party vendors on our behalf. In February 2015 we issued 7,500,000 shares of restricted and unregistered common stock in full settlement of these previously accrued obligations.

Director Independence

We currently have 3 directors that meet the SEC’s definition of independent.

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

The following table presents fees for professional services rendered by our auditors for the periods ended December 31, 2015 and 2014:

Services Performed	2015	2014
Audit Fees	$56,838	$35,475
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total Fees	$56,838	$35,475

ITEM 15.   EXHIBITS

Exhibits and Index of Exhibits

Exhibit No.	Identification of Exhibit

2.1	Exchange Agreement dated December 15, 2005 (1)

2.2	Amended Exchange Agreement dated December 15, 2005 (1)

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment dated November 8, 1982 (1)

3.3	Certificate of Amendment to Articles of Incorporation dated May 29, 1987 (1)

3.4	Articles of Amendment dated December 4, 1987 (1)

3.5	Certificate of Amendment dated February 25, 1999 (1)

3.6	Certificate of Amendment dated January 11, 2006 (1)

3.7	By-Laws dated January 25, 2006 (1)

4.1	Form of Specimen of Common Stock (1)

10.1	Order Appointing Richard W. Barry as a receiver for Indigo-Energy, Inc. (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed April 8, 2013)

10.2	Master Settlement Agreement Among Carr Miller Capital LLC, Indigo-Energy, Inc., New Hope Partners et. al. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 5, 2013)

10.3	Order, dated October 3, 2013, in the matter of John Jay Hoffman, Acting Attorney General of New Jersey (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 18, 2013)

31.1	Sarbanes Oxley Section 302 Certification

31.2	Sarbanes Oxley Section 302 Certification

32.1	Sarbanes Oxley Section 906 Certification

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

(1) Previously filed.

* to be filed by amendment.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Zonzia Media, Inc.

By:	/s/ Johnathan Adair
Johnathan Adair
Chairman, Principal Executive Officer
Date: April 12, 2016

/s/ Myles A. Pressey, III
Myles A. Pressey, III
Interim Principal Financial Officer
Date: April 12, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

