Form 10-K/A
period 2015-12-31
ZONZIA MEDIA, INC.
filed 2016-04-14
CIK 356870

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K is being filed solely to furnish the Interactive Data files as Exhibit 101. No other changes have been made to the Form 10-K, as originally filed on April 12, 2016.

2

PART II - OTHER INFORMATION

Item 15. Exhibits

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

3

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Zonzia Media, Inc.

By:	/s/ Johnathan Adair
Johnathan Adair
Chairman, Principal Executive Officer
Date: April 14, 2016

/s/ Myles A. Pressey, III
Myles A. Pressey, III
Interim Principal Financial Officer
Date: April 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

4