Form 10-Q
period 2016-03-31
ZONZIA MEDIA, INC.
filed 2016-05-23
CIK 356870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at May 23, 2016 was 261,940,133.

Special Note Regarding Forward Looking Statements

This report contains forward-looking statements. The forward-looking statements are contained principally in the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference and filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ZONZIA MEDIA, INC.

(formerly HDIMAX Max, Inc. and Indigo-Energy, Inc.)

CONDENSED BALANCE SHEETS

	March 31, 2016	December 31, 2015
ASSETS	(unaudited)
Current Assets
Cash	$9,005	$6
Accounts receivable	4,480	–
Prepaids	10,000	–
Licensed content	443,077	443,077

Total current assets	466,562	443,083

Other Assets
Other assets	1,271	6,000

Total assets	$467,833	$449,083

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$1,649,299	$1,625,535
Accrued expenses	470,000	480,000
Accrued compensation	891,688	858,796
Accrued interest	17,019	9,601
Convertible promissory notes payable, net of discounts	370,093	378,705
Promissory notes payable	285,015	35,000
Derivative liability	370,041	664,426

Total current liabilities	4,053,155	4,052,063

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 200,000,000 shares authorized and none issued and outstanding at March 31, 2016 and December 31, 2015, respectively	–	–
Common stock, $0.001 par value, 2,000,000,000 shares authorized and 248,717,544 and 234,343,197 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	248,716	234,344
Additional paid-in capital	108,079,105	104,430,107
Accumulated deficit	(111,913,143)	(108,267,431)

Total stockholders' equity (deficit)	(3,585,322)	(3,602,980)

Total liabilities and stockholders' equity (deficit)	$467,833	$449,083

The accompanying notes are an integral part of these unaudited condensed financial statements.

ZONZIA MEDIA, INC.

(formerly HDIMAX Media, Inc. and Indigo-Energy, Inc.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2016	March 31, 2015
Revenue

Net revenue	$4,480	$–

Expenses
General and administrative	118,562	322,441
Sales and marketing	276,923	(297,928)
Officer compensation	3,345,145	65,675,677
Professional fees	91,465	819,599

Total operating expenses	3,832,095	66,519,789

Loss from operations	(3,827,615)	(66,519,789)

Other income (expense)
Gain on change in fair value of derivatives	294,385	–
Interest expense	(112,482)	–

Total other income (expense)	181,903	–

Net loss	$(3,645,712)	$(66,519,789)

Net loss per share - basic and diluted	$(0.02)	$(0.20)

Weighted average shares outstanding	241,419,845	326,733,511

The accompanying notes are an integral part of these unaudited condensed financial statements.

ZONZIA MEDIA, INC.

(formerly HDIMAX Media, Inc. and Indigo-Energy, Inc.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2016	March 31, 2015
Cash Flows from Operating Activities
Net loss	$(3,645,712)	$(66,519,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,198,043	66,834,609
Common stock issued in lieu of interest	19,033	–
Gain on change in fair value of derivatives	(294,385)	–
Loss in Settlement Agreement	82,143	–
Debt discount accretion	88,061	–
Stock issued for services	92,476	–
Gain on non-cash settlement of accrued expenses	–	(809,714)
Changes in assets and liabilities
Accounts receivable	(4,480)	–
Prepaids	(10,000)	(2,420)
Other assets	4,730	–
Accounts payable	23,765	163,757
Accrued expenses	(10,000)	–
Accrued compensation	32,892	241,435
Accrued interest	7,418	–

Net cash used in operating activities	(416,016)	(92,122)

Cash Flow from Financing Activities
Proceeds from issuance of promissory notes	250,015	–
Proceeds from issuance of convertible promissory notes	25,000	–
Proceeds from issuance of common stock	150,000	95,850

Net cash provided by financing activities	425,015	95,850

Net change in cash and cash equivalents	8,999	3,728

Cash and cash equivalents at beginning of the period	6	208

Cash and cash equivalents at end of the period	$9,005	$3,936

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

NON CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable settled with stock	$59,000	$–

The accompanying notes are an integral part of these unaudited condensed financial statements.

ZONZIA MEDIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.

NOTE 2 – DESCRIPTION OF BUSINESS

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Net Income/(Loss) Per Common Share

Income/ (loss) per share of common stock is calculated by dividing the net income/ (loss) by the weighted average number of shares of common stock outstanding during the period. The Company has no potentially dilutive securities for the three months ended March 31, 2016 and 2015. Accordingly, basic and dilutive income (loss) per common share are the same.

Advertising Costs

The Company expenses advertising costs when incurred. Advertising costs incurred amount to $0 and $0 for the three months ended March 31, 2016 and 2015, respectively.

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

We reviewed all other recently issued accounting pronouncements and determined that the updates below could have an effect on the Company’s financial statements:

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

To achieve that core principle, an entity should apply the following steps:

•	Identify the contract(s) with a customer.
•	Identify the performance obligations in the contract.
•	Determine the transaction price.
•	Allocate the transaction price to the performance obligations in the contract.
•	Recognize revenue when (or as) the entity satisfies a performance obligation.

For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.

Going Concern

Since our inception on May 24, 2014, we have generated immaterial revenues resulting in the incurrence of net losses through March 31, 2016. This has further led to negative working capital, all which results in substantial doubt about the Company’s ability to continue as a going concern.

Our management, Board, and Advisory Board has focused its efforts and our limited resources on raising additional capital through debt or equity offerings at terms not detrimental to our planned future operations. As of the date of this report we do not have any firm funding commitments.

NOTE 4 – RELATED PARTY TRANSACTIONS

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

Employment Agreement Amendment

On May 15, 2015, we amended our Chairman and Chief Business Development Office, Mr. Myles Pressey III’s, employment agreement. Mr. Pressey III was originally going to be granted 25,000,000 shares of fully vested restricted and unregistered shares of common stock on January 29, 2016 whereas the amendment calls for Mr. Pressey III to receive up to 62,500,000 shares of restricted and unregistered common stock subject to the achievement of performance benchmarks set by the Board of Directors. The modification of Mr. Pressey III’s equity award resulted in the recognition of compensation totaling $10,262,819 during the year-ended December 31, 2015.

NOTE 5 – STOCKHOLDERS’ EQUITY

The following provides information for the shares of restricted and unregistered shares of common stock that we issued (or cancelled) from January 1, 2016 through the date of this report:

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

In February 2016 we issued 75,000 shares of restricted and unregistered shares of common stock to a Director for services totaling $7,410.

In February 2016 we entered in a $50,000 web development services agreement that included the issuance of 603,449 shares of restricted and unregistered shares of common stock for website development services totaling $34,879.

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

In February 2016 we obtained a $250,000 promissory note with a 15% interest rate due on June 2016 and this transaction also included issuance of 100,000 shares of restricted and unregistered shares of common stock as in incentive totaling $9,880.

In February 2016 we issued 1,428,575 shares of restricted and unregistered shares of common stock as a $59,000 payment for a $209,000 balance owed to one of our service providers.

In February 2016 we issued 340,136 shares of restricted and unregistered shares of common stock for cash totaling $25,000.

In February 2016 we issued 136,054 shares of restricted and unregistered shares of common stock for cash totaling $10,000.

In March 2016, a convertible note holder converted $5,000 of principal and $202 of interest for 193,010 of the Company’s common stock.

In March 2016, a convertible note holder converted $9,000 of principal and $414 of interest for 570,560 shares of the Company’s common stock.

In March 2016, a convertible note holder converted $5,400 of principal for 300,000 shares of the Company’s common stock.

In March 2016, we issued 450,000 shares of restricted and unregistered common stock to 3 directors for services rendered totaling $36,000.

Warrants

During the period ended March 31, 2016 we issued warrants to certain investors as part of the private placements of our restricted and unregistered common stock.

The following table presents a summary of our warrant activity:

	As of March 31, 2016
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2015	3,871,591	0.37	2.52	$–
Warrants granted	–	–	–	–
Warrants exercised	–	–	–	–
Warrants expired, cancelled, forfeited	–	–	–	–

Outstanding and exercisable at March 31, 2016	3,871,591	0.37	2.52	$–

As of March 31, 2016 and December 31, 2015 all outstanding warrants were fully vested. Of the outstanding warrants, 862,500 are contingently exercisable only in the event that other equity-linked instruments are exercised.

Options

In August 2015, outstanding options and warrants with an aggregate fair value of $493,161 were reclassified from equity to derivative liability.

As of March 31, 2016 and 2015 the Company had 568,162 stock options outstanding. During the periods presented there were no options granted, exercised, cancelled, or forfeited, correspondingly, no additional compensation expense was recognized for the periods presented. All options outstanding are exercisable and do not have any intrinsic value as of March 31, 2016 and 2015 and are set to expire in October of 2017. At March 31, 2016 the weighted average exercise price of the outstanding options was $6.60 with a weighted average remaining term of 1.59 years.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

The Company has entered into various convertible debt financing transactions with third party investors (“Investors”). As of March 31, 2016 the Company issued convertible notes to Investors in the aggregate principal amount of $258,850. The notes are unsecured, and provide for the conversion of all principal and interest outstanding under the notes into shares of the Company’s common stock beginning six months after the issuance date of the respective notes (“conversion date”) at conversion rates of 55%-60% of the lowest listed market price of the Company’s common stock for the previous twenty to twenty-five trading days immediately prior to the conversion date.

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

Convertible notes payable consist of the following:

	As of March 31, 2016
	Face Value of Note	Intrinsic Value of Fixed Conversion Element	Unamortized Discount	Net Balance
JMJ Financial: 12% Convertible note due August 24, 2017	$47,100	$37,500	$(31,137)	$53,463
LG Capital Funding, LLC; 8% Convertible note due August 21, 2016	13,500	22,091	(10,194)	25,397
St George Investment, LLC; 8% Convertible note due September 9, 2016	32,000	26,182	(13,539)	44,643
Carebourn Capital, LP; 12% Convertible note due July 5, 2016	87,500	87,500	(37,763)	137,237
LG Capital Funding, LLC; 8% Convertible note due October 9, 2016	78,750	78,750	(48,147)	109,353
Total Convertible Notes	$258,850	$252,023	$(140,780)	$370,093

During the three months ended March 31, 2016 the Company recognized discount accretion totaling $88,061 included in interest expense in the accompanying results of operations. Since the Company has determined the convertible notes will be stock settled, beginning six months after the date of each issuance, all of the convertible notes payable have been classified as current in the accompanying balance sheet.

NOTE 7 – EMBEDDED DEBT CONVERSION FEATURES AND OTHER EQUITY-LINKED INSTRUMENTS

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

The Company measures and re-measures the fair value of the instruments not classified as permanent equity using a Black Scholes Merton pricing model. The following assumptions were used to estimate the fair value of the Company’s derivative liabilities:

Expected volatility	302.83%
Expected term (years)	.15 to 2.25
Dividend yield	0.0%
Discount Rate	0.21%

During the period-ended March 31, 2016 the Company recognized a derivative liability, and corresponding finance fee, with an initial fair value totaling $148,755 associated with the variable conversion element embedded in the convertible notes payable. Finance fees are included as a component of interest expense in the accompanying results of operations.

In August 2015, outstanding options and warrants with an aggregate fair value of $135,197 were reclassified from equity to derivative liability.

As of March 31, 2016 the Company had derivative liability obligations with an aggregate fair value totaling $370,041. During the three months-ended March 31, 2016 the Company recognized a gain on the change in the fair value of derivative liabilities totaling $294,385 included as a component of other income (expense) in the accompanying statements of operations.

Financial liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurements
	March 31, 2016	Quoted prices in active markets for unobservable identical assets (Level 1)	Significant other inputs (Level 2)	Significant observable inputs (Level 3)
Derivative liability	$370,041	–	–	$370,041

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	March 31, 2016	December 31, 2015
Beginning Balance	$664,426	$–
Aggregate fair value of derivative issued	–	148,755
Liability reclassification for other equity linked instruments	–	493,161
Change in fair value of derivative included in results of operations (gain) loss	(294,385)	22,510

Ending Balance	$370,041	$664,426

NOTE 8 – ACCRUED EXPENSES

During the period-ended December 31, 2015 our management, with the assistance of our defense attorney, analyzed the merit and likelihood of an unfavorable outcome in the matter of Congoo, LLC v. HDIMAX Max Media, Inc. Civ. Action No. 3:15-cv-01423. Based on the facts and circumstances, we determined the likelihood of an unfavorable outcome to be remote. Correspondingly, we reversed the previously accrued obligation of $422,448, as presented in sales and marketing expense, in the accompanying statement of operations.

NOTE 9 – LICENSED CONTENT

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

NOTE 10 – COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES

Operating Lease

The Company is currently obligated under an operating lease for office space and associated building expenses.  The lease expires in January 2017.  As of March 31, 2016, future minimum payments for all lease obligations are as follows:

Year	Amount
2016	3,600
2017	450

NOTE 11 – LEGAL

The Company is currently under negotiations to pay a vendor claim. The possible exposure of the claim ranges from $95,000 to $150,000, the company has accrued $129,187, as of March 31, 2016.

NOTE 12 – SUBSEQUENT EVENTS

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

In April 2016, the Company signed a subscription agreement with an individual for 588,235 shares of common stock in exchange for $10,000 cash.

In April 2016, the Company signed a subscription agreement with an individual for 294,118 shares of common stock in exchange for $5,000 cash.

In April 2016, the Company’s Board of Directors authorized the issuance of 763,258 shares of common stock to a Board Member.

In April 2016, the Company settled a liability and received a release of any future liability for 150,000 share of its common stock.

In April 2016, the Company issued 100,000 shares of its common stock in conversion of a promissory note.

In April 2016, the Company issued a 6 month convertible note, with a face value of $60,500, 12% interest.

In April 2016, the Company amended its equity purchase agreement with Kodiak Capital Group.  The amendment was to update language to support shares issued and outstanding at December 31, 2015.

In May 2016, the Company issued 2,699,357 of its common stock in a conversion of debt.

In May 2016, the Company issued 1,700,000 shares of its common stock in a conversion of debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information that we believe is relevant to an assessment and understanding of the results of operations and financial condition of the Company as of and for the three months ended March 31, 2016, as well as our future results. It should be read in conjunction with the condensed financial statements and accompanying notes also included in this 10-Q and our Annual Report on Form 10-K as of and for the period ended December 31, 2015.

Overview

Zonzia Media, Inc. is a multi-platform entertainment company focused on delivering compelling content with the objective of generating both advertising and subscription revenue. Zonzia is currently distributing content in cable television households across the US. In addition to our cable distribution, Zonzia also plans to distribute its content on most internet connected devices through its zonzia.com Over-The-Top (OTT) platform.

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

We are currently distributing licensed content through our cable television distribution platforms.

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

As our brand awareness and consumer base gains momentum, we will launch a targeted subscription campaign drive which we anticipate will begin in the latter part Q2 2016. Subsequent to the initial launch and trial period, we expect to begin charging subscribers a monthly fee of $4.99 per month.

Results of Operations

The following discussion of the financial condition and results of operations should be read together with our condensed financial statements for the three months ended March 31, 2016 and 2015.

Revenue

The Company generated $4,480 and $0 in revenue during the three months ended March 31, 2016 and 2015, respectively. This revenue was advertising from our hotel channel, which has since been turned off.

Sales and Marketing

For the three months ended March 31, 2016 we incurred sales and marketing expenses totaling approximately $276,923 and negative ($297,928) (net of the non-cash reversal of a non-recurring accrued obligations of approximately $422,000), respectively. The increases during the period ended March 31, 2016 were the result of monthly content expense of $137,794, technology development of $33,000 and website imaging of $106,129. As we continue to build our brand awareness and video and other content libraries, along with our infrastructure, we expect our sales and marketing expenses to increase throughout the next twelve months and beyond.

Officer and Director Compensation

Officer compensation for the three months ended March 31, 2016 and 2015 of approximately $3,345,145 and $65,675,677 is primarily the result of non-recurring stock awards to our officers and directors, inclusive of the modification of previously issued awards.

We believe a significant portion of the stock awards granted during 2015 and the three month ended March 31, 2016, were necessary to attract and retain individuals to serve in officer, director, and other consulting roles. In this regard, we issued a total of 157,447,500 shares of fully vested, restricted and unregistered shares of common stock to these individuals. Throughout the remainder of the fiscal year it is not anticipated that officers will accrue compensation in excess of monthly salaries.

Professional Fees

The Company incurred approximately $91,465 and $819,599 of professional fees during the three month period ended March 31, 2016 and 2015, respectively. The majority of these fees were incurred for consulting of $59,627, accounting and auditing $11,350, investor relations $7,000 and legal $11,940. We expect our professional fees to steadily decline as we approach the launch date of our principal business activities.

General & Administrative

Our general and administrative expenses totaling approximately $118,562 and $322,441 for the three months ended March 31, 2016 and 2015, respectively, were primarily associated with our on-going capital raising efforts and other administrative costs. Our general and administrative costs are expected to significantly fluctuate until we fully commence our planned principal business operations expected to occur in the second half of 2016.

Liquidity and Capital Resources

Working Capital

At March 31, 2016, we had a working capital deficit of approximately $3,600,000, primarily due to professional service providers, officers and directors, and other related parties. The working capital deficit includes convertible notes that are currently being settled via the issuance of shares of common stock. Our working capital is not sufficient to meet our operations. Additionally, our ability to execute our content strategy and meet our day to day liquidity needs through the remainder of the year requires us to raise additional capital.

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

Cash Flow

Cash Used in Operating Activities

Our cash used in operations, was $416,016, primarily consisted of payments to service providers to prepare and execute our Settlement Agreement with our former officers and directors. Our operational cash used significantly declined from the period ended December 31, 2015 as a result of significant, non-recurring, stock based compensation of approximately $3,198,043. For the near term, and under informal agreements, many of our services providers and related parties have agreed to defer payment until we increase our liquidity, which resulted in off-sets to our net loss and cash used in operations totaling approximately $700,000. As noted above, we will require additional capital in order to monetize our content strategy and overall plan of operations.

Cash Provided by Financing Activities

Cash for the three months ended March 31, 2016 was provided by the issuance of 3,974,741 shares of restricted and unregistered shares of common stock totaling $484,015, the issuance of promissory notes in the amount of $250,015, and the issuance of stock subscription agreements for gross proceeds of $150,000.

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

Plan of Operations

Much of the three months ended March 31, 2016 was spent modifying our business model and dissolving our business relationship with our former Chairman and Chief Executive Officer which initially culminated in the entry into a Settlement Agreement on January 22, 2015. Subsequent to the Settlement Agreement, we spent significant amounts of time and effort on administrative tasks such as changing our Company name, assessing our on-going liabilities and operational plans, and maintaining our regulatory compliance. An integral part of these activities was to attract and retain highly experienced individuals to form our management team, Board of Directors, and Advisory Board. We believe that we have successfully attracted and retained these individuals. Once in place, our team began the process of rebranding the Company into Zonzia Media and assessing the value of various content delivery platforms and developing the corresponding relationships with applicable service providers.

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

Advertising

In September of 2015 Zonzia engaged Trifecta Media to sell advertising for all of our cable distributed content. Trifecta Media specializes in advertiser sales across a diverse spectrum of media platforms including cable. Trifecta’s advertising is anticipated to begin airing and contributing revenue in 2016.

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

Content Development

In our cable households we are currently distributing content which we licensed from our partner simplyME Distribution. Zonzia’s objective is to provide licensed content, original content and live content over all of our platforms. Under the direct supervision of our Officers we have made significant contacts within the industry and have had preliminary meetings with various entertainers, producers, and other content developers to provide a significant volume of video and other live streaming events pending the financial ability to acquire and develop our intended content library.

We recently signed an agreement with M Squared Entertainment to distribute its celebrity based show Behind The Velvet Rope across all of Zonzia’s platforms. Behind The Velvet Rope is currently being distributed through Zonzia’s cable household distribution network. Behind The Velvet Rope, hosted by Arthur Kade, is the all-access entertainment destination which brings consumers up-close and personal with celebrities through red carpet and in-studio interviews. Each episode features prominent celebrities from the worlds of film, music, TV, fashion, sports, theater and publishing. Host Arthur Kade has interviewed some of the industry’s most revered and iconic names such as Meryl Streep, George Clooney and Leonardo DiCaprio.

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

There have not been any other material changes to the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off- Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures.

A. Disclosure

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer and our Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Exchange Act and SEC’s rules, and that such information is accumulated and communicated to our management, including our Principal Executive, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our Principal Executive and Accounting Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective.

B. Internal Control over Financial Reporting

No change in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13(a)-15 occurred during the fiscal quarter ended March 31, 2016, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

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

In February 2016 we issued 75,000 shares of restricted and unregistered shares of common stock to a Director for services totaling $7,410.

In February 2016 we entered in a $50,000 web development services agreement that included the issuance of 603,449 shares of restricted and unregistered shares of common stock for website development services totaling $34,879.

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

In February 2016 we obtained a $250,000 promissory note with a 15% interest rate due on June 2016 and this transaction also included issuance of 100,000 shares of restricted and unregistered shares of common stock as in incentive totaling $9,880.

In February 2016 we issued 1,428,575 shares of restricted and unregistered shares of common stock as a $59,000 payment for a $209,000 balance owed to one of our service providers.

In February 2016 we issued 340,136 shares of restricted and unregistered shares of common stock for cash totaling $25,000.

In February 2016 we issued 136,054 shares of restricted and unregistered shares of common stock for cash totaling $10,000.

In March 2016, a convertible note holder converted $5,000 of principal and $202 of interest for 193,010 of the Company’s common stock.

In March 2016, a convertible note holder converted $9,000 of principal and $414 of interest for 570,560 shares of the Company’s common stock.

In March 2016, a convertible note holder converted $5,400 of principal for 300,000 shares of the Company’s common stock.

In March 2016, we issued 450,000 shares of restricted and unregistered common stock to 3 directors for services rendered, totaling $36,000.

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

ZONZIA MEDIA, INC.
(Registrant)

Date: May 23, 2016	By:	/s/ Johnathan Adair
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

